Form 10-Q
period 2012-06-30
Chemtura CORP
filed 2012-08-01
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

The number of shares of common stock outstanding as of the latest practicable date is as follows:

Class	Number of shares outstanding at June 30, 2012
Common Stock - $.01 par value	98,216,504

CHEMTURA CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2012

PART I.                 FINANCIAL INFORMATION

ITEM 1.                Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Quarters and six months ended June 30, 2012 and 2011

(In millions, except per share data)

	Quarters ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net sales	$845	$876	$1,553	$1,575

Cost of goods sold	632	652	1,169	1,190
Selling, general and administrative	74	92	156	171
Depreciation and amortization	35	34	68	71
Research and development	12	11	25	22
Facility closures, severance and related costs	23	—	23	—
Impairment charges	—	1	1	3
Changes in estimates related to expected allowable claims	—	1	2	1
Equity income	—	(2)	(1)	(2)

Operating income	69	87	110	119
Interest expense	(16)	(16)	(30)	(32)
Other income (expense), net	7	(1)	3	—
Reorganization items, net	(1)	(6)	(3)	(13)

Earnings before income taxes	59	64	80	74
Income tax (expense) benefit	(8)	6	(7)	3

Net earnings	51	70	73	77

Less: Net earnings attributed to non-controlling interests	(1)	(1)	(1)	(1)

Net earnings attributable to Chemtura	$50	$69	$72	$76

Basic and diluted per share information - attributable to Chemtura
Net earnings attributable to Chemtura	$0.50	$0.69	$0.73	$0.76

Weighted average shares outstanding - Basic	98.9	100.3	98.6	100.2

Weighted average shares outstanding - Diluted	99.1	100.5	99.1	100.3

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

Quarters and six months ended June 30, 2012 and 2011

(In millions)

	Quarters ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net earnings	$51	$70	$73	$77

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(44)	13	(22)	44
Unrecognized pension and other post-retirement benefit costs	(3)	1	(1)	3
Comprehensive income	4	84	50	124
Comprehensive income attributable to non-controlling interests	(1)	(1)	(1)	(1)

Comprehensive income attributable to Chemtura	$3	$83	$49	$123

See accompanying notes to Consolidated Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2012 (Unaudited) and December 31, 2011

(In millions, except par value data)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$125	$180
Restricted cash	—	5
Accounts receivable, net	583	458
Inventories, net	568	542
Other current assets	156	136
Total current assets	1,432	1,321

NON-CURRENT ASSETS
Property, plant and equipment, net	746	752
Goodwill	173	174
Intangible assets, net	379	392
Other assets	222	216

Total assets	$2,952	$2,855

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings	$30	$5
Accounts payable	225	173
Accrued expenses	205	194
Income taxes payable	14	18
Total current liabilities	474	390

NON-CURRENT LIABILITIES
Long-term debt	748	748
Pension and post-retirement health care liabilities	430	460
Other liabilities	208	211
Total liabilities	1,860	1,809

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value Authorized - 500.0 shares Issued - 100.2 shares at June 30, 2012 and 98.3 shares at December 31, 2011	1	1
Additional paid-in capital	4,351	4,353
Accumulated deficit	(2,877)	(2,949)
Accumulated other comprehensive loss	(369)	(346)
Treasury stock- at cost - 2.0 shares at June 30, 2012 and December 31, 2011	(23)	(22)
Total Chemtura stockholders' equity	1,083	1,037

Non-controlling interest	9	9
Total stockholders' equity	1,092	1,046

Total liabilities and stockholders' equity	$2,952	$2,855

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30, 2012 and 2011

(In millions)

	Six months ended June 30,
	2012	2011
Increase (decrease) in cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$73	$77
Adjustments to reconcile net earnings to net cash used in operating activities:
Impairment charges	1	3
Depreciation and amortization	68	71
Stock-based compensation expense	10	16
Reorganization items, net	1	1
Changes in estimates related to expected allowable claims	2	1
Equity income	(1)	(2)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(136)	(110)
Inventories	(36)	(57)
Accounts payable	55	11
Pension and post-retirement health care liabilities	(53)	(66)
Other	(2)	(15)
Net cash used in operating activities	(18)	(70)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	9	—
Payments for acquisitions	—	(33)
Capital expenditures	(58)	(55)
Net cash used in investing activities	(49)	(88)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from ABL Facility, net	25	91
Proceeds from A/R Financing Facility, net	3	—
(Payments on) proceeds from other short term borrowings, net	(3)	4
Common shares aquired	(10)	—
Payment for debt issuance costs	(1)	—
Proceeds for exercise of stock options	1	1
Net cash provided by financing activities	15	96

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(3)	4
Change in cash and cash equivalents	(55)	(58)
Cash and cash equivalents at beginning of period	180	201
Cash and cash equivalents at end of period	$125	$143

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)                         NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Chemtura Corporation together with our consolidated subsidiaries is dedicated to delivering innovative, application-focused specialty chemical and consumer product offerings.  Our corporate headquarters is located at 1818 Market Street, Suite 3700, Philadelphia, PA 19103.  Our principal executive offices are located at 1818 Market Street, Suite 3700, Philadelphia, PA 19103 and at 199 Benson Road, Middlebury, CT 06749.  We operate in a wide variety of end-use industries including agriculture, automotive, construction, electronics, lubricants, packaging, plastics for durable and non-durable goods, pool and spa chemicals, and transportation.

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

The information in the foregoing Consolidated Financial Statements for the quarters and six months ended June 30, 2012 and 2011 is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to our Consolidated Financial Statements.

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

Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Certain prior year amounts have been reclassified to conform to the current year’s presentation. These changes did not have a material impact on previously reported results of operations, cash flows or financial position.

We operated as a debtor-in-possession (“DIP”) under the protection of the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) from March 18, 2009 (the “Petition Date”) through November 10, 2010 (the “Effective Date”).  From the Petition Date through the Effective Date, our Consolidated Financial Statements were prepared in accordance with Accounting Standards Codification (“ASC”) Section 852-10-45, Reorganizations — Other Presentation Matters (“ASC 852-10-45”) which requires that financial statements, for periods during the pendency of our voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11”) filings, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain income, expenses, realized gains and losses and expenses for losses that are realized or incurred in the Chapter 11 cases are recorded in Reorganization items, net in our Consolidated Statements of Operations.  As of June 30, 2012, the Bankruptcy Court has entered orders granting final decrees closing all of the Debtors’ Chapter 11 cases except the Chapter 11 case of Chemtura Corporation.

The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the period ended December 31, 2011 (the “2011 Annual Report on Form 10-K”).  The consolidated results of operations for the quarter and six months ended June 30, 2012 are not necessarily indicative of the results expected for the full year.

Accounting Policies and Other Items

Cash and cash equivalents include bank term deposits with original maturities of three months or less.  Included in cash and cash equivalents in our Consolidated Balance Sheets at both June 30, 2012 and December 31, 2011 is $1 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Included in our restricted cash balance at December 31, 2011 is $5 million of cash on deposit for the settlement of disputed bankruptcy claims that existed at the Effective Date.

Included in accounts receivable are allowances for doubtful accounts of $15 million and $20 million as of June 30, 2012 and December 31, 2011, respectively.

During the six months ended June 30, 2012 and 2011, we made interest payments of approximately $29 million.  During the six months ended June 30, 2012 and 2011, we made payments for income taxes (net of refunds) of $22 million and $6 million, respectively.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The provisions of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance will not have a material impact on our results of operations or financial condition.

In September 2011, the FASB issued ASU No. 2011-09, Compensation—Retirement Benefits Multiemployer Plans (Subtopic 715-80) (“ASU 2011-09”). The guidance in ASU 2011-09 assists users of financial statements to assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. The provisions of ASU 2011-09 are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a material impact on our results of operations or financial condition.

2)                         RESTRUCTURING ACTIVITIES

Corporate Restructuring Programs

On April 30, 2012, our Board of Directors (the “Board”) approved a restructuring plan providing for, among other things, the closure of our Industrial Performance Product segment’s antioxidants manufacturing facility in Pedrengo, Italy.  The Board also approved actions to improve the operating effectiveness of certain global corporate functions.  This plan is expected to achieve significant gains in efficiency and costs.  The plant closure is expected to be completed by the first quarter of 2013.  The total cost of the restructuring plan is estimated to be approximately $40 million of which approximately $6 million will consist of non-cash charges.  We recorded a pre-tax charge of $26 million in the second quarter ended June 30, 2012, which included $1 million for accelerated depreciation of property, plant and equipment included in depreciation and amortization, $2 million for accelerated asset retirement obligations included in cost of goods sold (“COGS”), and $23 million for severance and other obligations related to the Pedrengo closure included in facility closures, severance and related costs with the balance of the costs being expensed as incurred through 2013.

In November 2011, our Board approved a restructuring plan intended to make Chemtura AgroSolutions more cost efficient by centralizing certain functions regionally and consolidating laboratory activities in North America. Costs related to this plan were immaterial for the three and six months ended June 30, 2012.

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

As a result of our reorganization initiatives, we recorded pre-tax charges of $1 million for the six months ended June 30, 2011, primarily for accelerated depreciation.

A summary of the changes in the liabilities established for these restructuring programs is as follows:

(In millions)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at December 31, 2011	$1	$—	$1
2012 charge	12	1	13
Cash payments	(2)	—	(2)
Adjustments	(1)	—	(1)
Balance at June 30, 2012	$10	$1	$11

In addition, we recorded a charge of approximately $10 million included in facility closures, severance and related costs for the quarter ended June 30, 2012 to reflect the write-off of a receivable for which collection is no longer probable as a result of the restructuring actions.  The amounts accrued for all of our reorganization initiatives and corporate restructuring programs are $11 million at June 30, 2012 and $1 million at December 31, 2011 and were included in accrued expenses.

3)                         INVENTORIES

Components of inventories are as follows:

	June 30,	December 31,
(In millions)	2012	2011
Finished goods	$372	$348
Work in process	47	43
Raw materials and supplies	149	151
	$568	$542

Included in the above net inventory balances are inventory obsolescence reserves of approximately $17 million and $18 million at June 30, 2012 and December 31, 2011, respectively.

4)                         PROPERTY, PLANT AND EQUIPMENT

	June 30,	December 31,
(In millions)	2012	2011
Land and improvements	$79	$85
Buildings and improvements	237	240
Machinery and equipment	1,302	1,238
Information systems equipment	187	175
Furniture, fixtures and other	32	31
Construction in progress	76	121
	1,913	1,890
Less: accumulated depreciation	(1,167)	(1,138)
	$746	$752

Depreciation expense was $26 million and $25 million for the quarters ended June 30, 2012 and 2011, respectively, and $50 million and $51 million for the six months ended June 30, 2012 and 2011, respectively.  Depreciation expense included accelerated depreciation of certain fixed assets associated with our restructuring programs of $1 million for the quarter ended June 30, 2012 and $1 million for the six months ended June 30, 2012 and 2011.

5)                         GOODWILL AND INTANGIBLE ASSETS

Our goodwill balance was $173 million at June 30, 2012 and $174 million at December 31, 2011. The goodwill is allocated entirely to the Industrial Performance Products segment.  The goodwill balance at June 30, 2012 and December 31, 2011 reflected accumulated impairments of $90 million.

We have elected to perform our annual goodwill impairment procedures for all of our reporting units in accordance with ASC Subtopic 350-20, Intangibles — Goodwill and Other - Goodwill (“ASC 350-20”) as of July 31, or sooner, if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  We estimate the fair value of our reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods (Level 3 inputs as described in Note 13— Financial Instruments and Fair Value Measurements).  The assessment is required to be performed in two steps: step one to test for a potential impairment of goodwill and, if potential impairments are identified, step two to measure the impairment loss through a full fair valuing of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.

We continually monitor and evaluate business and competitive conditions that affect our operations and reflects the impact of these factors in our financial projections.  If permanent or sustained changes in business or competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

Our intangible assets (excluding goodwill) are comprised of the following:

	June 30, 2012			December 31, 2011
(In millions)	Gross Cost	Accumulated Amortization	Net Intangibles	Gross Cost	Accumulated Amortization	Net Intangibles
Patents	$130	$(75)	$55	$128	$(70)	$58
Trademarks	259	(75)	184	262	(71)	191
Customer relationships	145	(53)	92	146	(50)	96
Production rights	46	(30)	16	46	(28)	18
Other	75	(43)	32	70	(41)	29
Total	$655	$(276)	$379	$652	$(260)	$392

The increase in gross intangible assets since December 31, 2011 is primarily due to additions of $9 million, partially offset by foreign currency translation of $6 million.

Amortization expense related to intangible assets amounted to $9 million for the quarters ended June 30, 2012 and 2011, and $18 million and $20 million for the six months ended June 30, 2012 and 2011, respectively.

6)                         DEBT

Our debt is comprised of the following:

	June 30,	December 31,
(In millions)	2012	2011

7.875% Senior Notes due 2018	$452	$452
Term Loan due 2016	293	293
ABL Facility	25	—
A/R Financing Facility	3	—
Other borrowings	5	8
Total Debt	778	753

Less: ABL Facility	(25)	—
Less: A/R Financing Facility	(3)	—
Less: Other short-term borrowings	(2)	(5)

Long-term debt	$748	$748

Financing Facilities

On August 27, 2010, we completed a private placement offering under Rule 144A of $455 million aggregate principal amount of 7.875% senior notes due 2018 (the “Senior Notes”) at an issue price of 99.269% in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933.  We also entered into a senior secured term facility credit agreement due 2016 (the “Term Loan”) with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Term Loan permits us to increase the size of the facility by up to $125 million.  On November 10, 2010, we entered into a five-year senior secured revolving credit facility available through 2015 (the “ABL Facility”) for an amount up to $275 million, subject to availability under a borrowing base (with a $125 million letter of credit sub-facility).  The ABL Facility permits us to increase the size of the facility by up to $125 million subject to obtaining lender commitments to provide such increase.  At June 30, 2012, we had $25 million of borrowings under the ABL Facility and $14 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility.  At December 31, 2011, we had no borrowings under the ABL Facility, but we had $15 million of outstanding letters of credit.  At June 30, 2012 and December 31, 2011, we had approximately $236 million and $201 million, respectively of undrawn availability under the ABL Facility.

These facilities contain covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures.  The Term Loan requires that we meet certain quarterly financial maintenance covenants including a maximum Secured Leverage Ratio (as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0.  The ABL Facility contains a springing financial covenant requiring a minimum trailing 12-month fixed charge coverage ratio (as defined in the agreement) of 1.1 to 1.0 at all times during any period from the date when the amount available for borrowings under the ABL Facility falls below the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments until such date such available amount has been equal to or greater than the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments for 45 consecutive days.  As of June 30, 2012, we were in compliance with the covenant requirements of these financing facilities.

Accounts Receivable Financing Facility

On October 26, 2011, certain of our European subsidiaries (the “Sellers”) entered into a trade receivables financing facility (the “A/R Financing Facility”) with GE FactoFrance SAS as purchaser (the “Purchaser”).  Pursuant to the A/R Financing Facility, and subject to certain conditions stated therein, the Purchaser has agreed to purchase from the Sellers, on a revolving basis, certain trade receivables up to a maximum amount outstanding at any time of €68 million (approximately $85 million).  The A/R Financing Facility is uncommitted and has an indefinite term.  Since availability under the A/R Financing Facility is expected to vary depending on the value of the Seller’s eligible trade receivables, the Sellers’ availability under the A/R Financing Facility may increase or decrease from time to time.  The monthly financing fee on the drawn portion of the A/R Financing Facility is the applicable Base Rate plus 1.50%.  In addition, the A/R Financing Facility is subject to a minimum commission on the annual volume of transferred receivables.  At June 30, 2012, $3 million of international accounts receivables were outstanding under this facility.  Cost associated with this facility of $2 million for the quarter and six months ended June 30, 2012 is included in interest expense in our Consolidated Statement of Operations.  We had no outstanding advances under the A/R Financing Facility for the period ending December 31, 2011.

7)                         INCOME TAXES

We reported an income tax expense of $8 million and an income tax benefit of $6 million for the quarters ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 and 2011, we reported income tax expense of $7 million and an income tax benefit of $3 million, respectively.  The tax expense reported for the quarter and six months ended June 30, 2012 reflects fluctuations in jurisdictional profitability as well as the tax benefit of the second quarter restructuring charge.  The tax benefit reported for the quarter and six months ended June 30, 2011 included a decrease in deferred foreign income taxes of approximately $17 million that had been recorded in an international jurisdiction in prior years.  The tax benefit was recorded after receiving approval from the international jurisdiction to change our filing position.  We have offset our current quarter and year-to-date U.S. income with net operating loss carryforwards and reduced the associated valuation allowance. We will continue to adjust our tax provision through the establishment or reduction of non-cash valuation allowances until we determine that it is more-likely than not that the net deferred tax assets associated with our U.S. operations will be utilized.

We have net liabilities related to unrecognized tax benefits of $45 million and $46 million at June 30, 2012 and December 31, 2011, respectively. The decrease is primarily due to currency fluctuation.

We recognize interest and penalties related to unrecognized tax benefits as income tax expense.  Accrued interest and penalties are included within the related liability captions in our Consolidated Balance Sheet.

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $20 million within the next year.  This reduction may occur due to the expiration of the statute of limitations or conclusion of examinations by tax authorities.  We further expect that the amount of unrecognized tax benefits will continue to change as a result of ongoing operations, the outcomes of audits and the expiration of the statue of limitations. This change is not expected to have a significant impact on our financial condition.

8)                         ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss (“AOCL”), net of tax at June 30, 2012 and December 31, 2011, are as follows:

	June 30,	December 31,
(In millions)	2012	2011
Foreign currency translation adjustments	$31	$53
Unrecognized pension and other post-retirement benefit costs	(400)	(399)

Accumulated other comprehensive loss	$(369)	$(346)

9)                         EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings per common share is based on the weighted average number of common and common share equivalents outstanding.

The following is a reconciliation of the shares used in the computation of earnings per share:

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2012	2011	2012	2011
Weighted average shares outstanding - Basic	98.9	100.3	98.6	100.2
Dilutive effect of common share equivalents	0.2	0.2	0.5	0.1

Weighted average shares outstanding - Diluted	99.1	100.5	99.1	100.3

At June 30, 2011, 1 million shares with a performance criteria were excluded from the calculation of diluted earnings per share because the specified performance criteria for the vesting of these shares had not yet been met.  The shares could be dilutive in the future if the specified performance criteria are met.

On October 18, 2011, we announced that our Board had authorized us to repurchase up to $50 million of our common stock over the next twelve months.  The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  During the quarter and six months ended June 30, 2012, we purchased 0.7 million shares for $10 million.  As of June 30, 2012, we had total purchases of 2.7 million shares for $31 million under this program.

10)                  STOCK INCENTIVE PLANS

In 2010, we adopted the Chemtura Corporation 2010 Long-Term Incentive Plan (the “2010 LTIP”), which was approved by the Bankruptcy Court and became effective upon our emergence from Chapter 11.  The 2010 LTIP provides for grants of nonqualified stock options (“NQOs”), incentive stock options (“ISOs”), stock appreciation rights, dividend equivalent rights, stock units, bonus stock, performance awards, share awards, restricted stock, time-based restricted stock units “RSUs” and performance-based RSUs.  The 2010 LTIP provides for the issuance of a maximum of 11 million shares.  NQOs and ISOs may be granted under the 2010 LTIP at prices equal to the fair market value of the underlying common shares on the date of the grant.  All outstanding stock options will expire not more than ten years from the date of the grant.  As of June 30, 2012, grants authorized under the 2010 LTIP included the 2009 Emergence Incentive plan (the “2009 EIP”), the 2010 Emergence Incentive Plan (the “2010 EIP”), the 2011 long-term incentive awards (the “2011 Awards”), the 2012 long-term incentive awards (the “2012 Awards”) and the 2010 Emergence Award Plan (the “2010 EAP”), as well as grants made to the Board under the Director Compensation Program.  All grants of NQOs have an exercise price equal to the fair market value of the underlying common stock at the date of grant.

Stock-based compensation expense was $3 million and $8 million for the quarters ended June 30, 2012 and 2011, respectively, and $10 million and $16 million for the six months ended June 30, 2012 and 2011, respectively.  Stock-based compensation expense was primarily reported in SG&A.

Stock Option Plans

In March 2012, the compensation committee of our Board (the “Compensation Committee”) approved the grant of 0.8 million NQOs under the 2012 Awards.  These options vest ratably over a three-year period.

In March 2011, under the 2010 EIP, we granted 0.8 million NQOs.  One third vested immediately, one third vested on March 31, 2012 and one third vests on March 31, 2013.

In March 2011, the Compensation Committee approved the grant of 1.4 million NQOs under the 2011 Awards.  These options vest ratably over a three-year period.

We use the Black-Scholes option-pricing model to determine the fair value of NQOs.  We have elected to recognize compensation cost for awards of NQOs equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average fair value of stock options granted during the six months ended June 30, 2012 and 2011 was $8.14 and $8.40, respectively.

Total remaining unrecognized compensation expense associated with unvested NQOs at June 30, 2012 was $11 million, which will be recognized over the weighted average period of approximately 2 years.

Restricted Stock Units and Performance Shares

In March 2012, the Compensation Committee approved the grant of 0.6 million time-based RSUs under the 2012 Awards.  These RSUs vest ratably over a three-year period.

In March 2012, the Compensation Committee approved the grant of 0.3 million performance shares under the 2012 Awards.  The share grant is subject to a performance multiplier of up to 2 times the targeted award.  The performance measurement period is the three calendar year period ending December 31, 2014, the performance share metric used will be our relative total shareholder return against the companies comprising the Russell 3000 Index, and the performance shares will be settled on March 1, 2015.  We used the Monte-Carlo simulation model to determine the fair value of the performance shares.  Using this method, the average per share fair value of these awards was $25.38.

In March 2011, under the 2010 EIP, we granted 0.4 million time-based RSUs with a fair market value of the quoted closing price of our stock on that date.  One third vested immediately, one third vested on March 31, 2012 and one third vests on March 31, 2013.

In March 2011, the Compensation Committee approved the grant of 0.4 million time-based RSUs under the 2011 Awards.  These RSUs vest ratably over a three-year period.

In March 2011, we established the initial allocations under the 2010 EAP, which was previously approved by the Bankruptcy Court and provided designated participants with the opportunity to share in a pool of up to 1 million fully vested shares of common stock.  The portion of the 2010 EAP pool to be distributed was determined by Chemtura’s consolidated earnings before interest, taxes, depreciation and amortization expense (“EBITDA”) during the 2011 fiscal year.  In March 2012, the compensation committee approved the allocation of specified percentage interests in the 2010 EAP pool among designated participants, including our named executive officers.  Under the formula approved by the Bankruptcy Court, our 2011 consolidated EBITDA resulted in a payout of 57% of the total 2010 EAP pool of 1 million shares, or 0.6 million shares, which were distributed to the participants in March 2012.

In February 2011, we granted 0.1 million time-based RSUs to non-employee directors with a fair market value of the quoted closing price of our stock on that date.  These RSUs vest ratably over a two-year period.

Total remaining unrecognized compensation expense associated with unvested time-based RSUs and performance shares at June 30, 2012 was $16 million, which will be recognized over the weighted average period of approximately 2 years.

Employee Stock Purchase Plan

In May 2012, our shareholders approved the Chemtura Corporation 2012 Employee Stock Purchase Plan (the “ESPP”).  This plan permits eligible employees to annually elect to have up to 10% of their compensation withheld and applied to the purchase of shares of Chemtura’s common stock.  Purchases are made at the end of quarterly offering periods and are based on the lower of the fair market value of the shares on the first and last trading days during the offering period.  The first offering period will be the calendar quarter ending September 30, 2012.  A total of one million shares are authorized to be issued under the ESPP, including up to 0.1 million shares per offering period and 0.3 million shares per plan year.

11)                  PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of our defined benefit plans net periodic benefit (credit) cost for the quarters and six months ended June 30, 2012 and 2011 are as follows:

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Quarters ended June 30,		Quarters ended June 30,		Quarters ended June 30,
(In millions)	2012	2011	2012	2011	2012	2011

Service cost	$—	$—	$1	$1	$—	$1
Interest cost	11	11	5	6	1	1
Expected return on plan assets	(13)	(14)	(6)	(5)	—	—
Amortization of prior service cost	—	3	—	1	(2)	1
Amortization of actuarial losses	3	—	1	—	1	(2)

Net periodic benefit cost	$1	$—	$1	$3	$—	$1

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
(In millions)	2012	2011	2012	2011	2012	2011

Service cost	$—	$—	$2	$2	$—	$1
Interest cost	22	23	10	11	2	2
Expected return on plan assets	(27)	(28)	(11)	(9)	—	—
Amortization of prior service cost	—	6	—	1	(3)	1
Amortization of actuarial losses	7	—	1	—	2	(3)
Net periodic benefit cost	$2	$1	$2	$5	$1	$1

For the six months ended June 30, 2012, we contributed $23 million to our U.S. qualified pension plans, $2 million to our U.S. non-qualified pension plans and $28 million to our international pension plans, which included $24 million to our UK Pension Plan discussed below.  Contributions to post-retirement health care plans for the six months ended June 30, 2012 were $6 million.

On November 18, 2009, the Bankruptcy Court entered an order (the “2009 OPEB Order”) approving, in part, our motion (the “2009 OPEB Motion”) requesting authorization to modify certain post-retirement welfare benefits (the “OPEB Benefits”) under our post-retirement welfare benefit plans (the “OPEB Plans”), including the OPEB Benefits of certain Uniroyal salaried retirees (the “Uniroyal Salaried Retirees”).  On April 5, 2010, the Bankruptcy Court entered an order denying the Uniroyal Salaried Retirees’ motion to reconsider the 2009 OPEB Order based, among other things, on the Uniroyal Salaried Retirees’ failure to file a timely objection to the 2009 OPEB Motion. On April 8, 2010, the Uniroyal Salaried Retirees appealed the Bankruptcy Court’s April 5, 2010 order and on April 14, 2010, sought a stay pending their appeal (the “Stay”) of the 2009 OPEB Order as to our right to modify the OPEB Benefits. On April 21, 2010, the Bankruptcy Court ordered us not to modify the Uniroyal Salaried Retirees’ OPEB Benefits pending a hearing and decision as to the Stay.  After consulting with the official committees of unsecured creditors and equity security holders, we requested that the Bankruptcy Court have a hearing to decide, as a matter of law, whether we have the right to modify the OPEB Benefits of the Uniroyal Salaried Retirees as requested in the 2009 OPEB Motion.  In November 2011, we reached an agreement in principle with a steering committee of the Uniroyal Salaried Retirees resolving all disputes concerning the 2009 OPEB Motion. On February 21, 2012, we filed a motion with the Bankruptcy Court seeking approval of a settlement stipulation with the steering committee of the Uniroyal Salaried Retirees based upon the prior agreement in principle and authorizing us to implement changes to the OPEB Benefits of all Uniroyal Salaried Retirees based upon the settlement stipulation and as a partial grant of the relief requested in the 2009 OPEB Motion.  The Bankruptcy Court approved the motion at a hearing held on March 29, 2012.  The changes were communicated to the participants in May 2012.  The impact of the change was an $8 million increase to the projected benefit obligation, which we recorded in the second quarter of 2012 as an increase to the pension and post-retirement healthcare liabilities, with an offset to accumulated other comprehensive loss on our Consolidated Balance Sheet at June 30, 2012.

On May 9, 2011, one of our UK subsidiaries entered into definitive agreements with the trustees of the Great Lakes U.K. Limited Pension Plan (“the UK Pension Plan”) over the terms of a “recovery plan” which provided for a series of additional cash contributions to be made to reduce the underfunding over time.  The agreements provided, among other things, for our UK subsidiary to make cash contributions of £60 million (approximately $96 million) in just over a three year period, with the initial contribution of £30 million ($49 million) made in the second quarter of 2011 and the second contribution of £15 million ($24 million) made in the second quarter of 2012.  The agreements also provided for the granting of both a security interest and a guarantee to support certain of the liabilities under the UK Pension Plan.

There is also an evaluation being undertaken as to whether additional benefit obligations exist in connection with the equalization of certain benefits under the UK Pension Plan that occurred in the early 1990s. Based on the results of the evaluation to date, $8 million of expense was recorded in the fourth quarter of 2011, which may be subject to adjustment as further information is gathered as part of the evaluation. Upon completion of the evaluation and the finalization of the liability with respect to additional benefit obligations, additional cash contributions to the UK Pension Plan may be required starting in 2013.  There were no changes to the evaluation during the second quarter of 2012.

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

On November 28, 2011, we sold our 50% interest in Tetrabrom Technologies Ltd. for net consideration of $38 million. The consideration will be paid in equal annual installments over a three year period. A pre-tax gain of $27 million was recorded on the sale in the fourth quarter of 2011.  In February 2012, we purchased two forward contracts with a notional amount totaling $38 million to reduce the risk of currency exposure related to the three annual installments of this receivable.  These contracts came due on the same day we received the first annual installment. We used fair value accounting methods for these contracts.  We recorded a realized loss associated with the settlement of these contracts of less than $1 million in the quarter and six months ended June 30, 2012 in other income (expense), net in our Consolidated Statement of Operations.

In April 2012, we purchased two additional forward contracts with a notional amount totaling $25 million to reduce the risk of currency exposure related to the remaining two annual installments of the receivable.  We use fair value accounting methods for these contracts and have recorded a loss of $1 million reflecting the changes in the fair market value of these contracts in other income (expense), net in our Consolidated Statement of Operations for the second quarter of 2012.  The resulting net liability of the changes in fair market value of these contracts has been accounted for in other long-term assets of $1 million in our Consolidated Balance Sheet.

In June 2012, we purchased and settled a forward contract with a notional amount totaling $8 million to reduce the risk of currency exposure related to the payment of an intercompany payable denominated in Mexican Pesos.  We used fair value accounting methods for these contracts and have recorded a gain of less than $1 million reflecting the changes in the fair market value of these contracts in other income (expense), net in our Consolidated Statement of Operations for the quarter and six months ended June 30, 2012.

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

The following table presents the carrying amounts and estimated fair values of material financial instruments used by us in the normal course of business:

	As of June 30, 2012		As of December 31, 2011
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Total debt	$778	$812	$753	$777

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

Level 1 fair value measurements in 2012 and 2011 included securities purchased in connection with the deferral of compensation, our match and investment earnings related to the supplemental savings plan. These securities are considered our general assets until distributed to the participant and are included in other assets in our Consolidated Balance Sheets.  A corresponding liability is included in other liabilities at June 30, 2012 and December 31, 2011 in our Consolidated Balance Sheets.  Quoted market prices were used to determine fair values of these Level 1 investments which are held in a trust with a third-party brokerage firm.  The fair value of the asset and corresponding liability was $1 million at June 30, 2012 and December 31, 2011.  Level 2 fair value measurements are used to value our foreign currency forward contracts (see Note 12 — Derivative Instruments and Hedging Activities.)  For the six months ended June 30, 2012, there were no transfers into or out of Levels 1 and 2.

Level 3 fair value measurements are utilized in our impairment reviews of Goodwill (see Note 5 — Goodwill and Intangible Assets).  Level 1, 2 and 3 fair value measurements are utilized for defined benefit plan assets in determining the funded status of our pension and post-retirement benefit plan liabilities on an annual basis (at December 31).

14)                  ASSET RETIREMENT OBLIGATIONS

We apply the provisions of ASC Topic 410, Asset Retirements and Environmental Obligations (“ASC 410”), which requires us to make estimates regarding future events in order to record a liability for asset retirement obligations in the period in which a legal obligation is created.  Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived assets.  The fair value is estimated by discounting projected cash flows over the estimated life of the assets using our credit adjusted risk-free rate applicable at the time the obligation is initially recorded.  In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset.  We also adjust the liability for changes resulting from revisions to the timing of future cash flows or the amount of the original estimate.  Upon retirement of the long-lived asset, we either settle the obligation for its recorded amount or incur a gain or loss.

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

The following is a summary of the change in the carrying amount of the asset retirement obligations for the quarters and six months ended June 30, 2012 and 2011 and the net book value of assets related to the asset retirement obligations at June 30, 2012 and 2011:

	Quarter ended June 30,		Six months ended June 30,
(In millions)	2012	2011	2012	2011
Asset retirement obligation balance at beginning of period	$20	$24	$21	$23
Accretion expense (income) — cost of goods sold (a)	2	(3)	2	(2)
Payments	—	(1)	(1)	(1)
Reclassifications	—	1	—	1
Asset retirement obligation balance at end of period	$22	$21	$22	$21

Net book value of asset retirement obligation assets at end of period	$1	$1	$1	$1

(a)         The accretion expense for the quarter and six months ended June 30, 2012 reflects the acceleration of obligations related to the Pedrengo, Italy facility due to the shutdown approved on April 30, 2012.  The accretion reversal for the quarter and six months ended June 30, 2011 was primarily due to the extension of the retirement dates for various pipelines and wells related to the El Dorado, Arkansas facility.

Depreciation expense for the quarters and six months ended June 30, 2012 and 2011 was less than $1 million.

At June 30, 2012 and December 31, 2011, $7 million and $6 million, respectively of asset retirement obligations were included in accrued expenses and $15 million and $15 million, respectively, were included in other liabilities on the Consolidated Balance Sheet.

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

On February 1, 2011, we announced the formation of DayStar Materials, LLC, a joint venture with UP Chemical Co. Ltd. that will manufacture and sell high purity metal organic precursors for the rapidly growing LED market in our Industrial Engineered Products segment.  DayStar Materials, LLC is a 50/50 joint venture and is being accounted for as an equity method investment.  We made cash contributions of $6 million in 2011 in accordance with the joint venture agreement.

Divestitures

On November 28, 2011, we sold our 50% interest in Tetrabrom Technologies Ltd. for net consideration of $38 million. The consideration will be paid over a three year period beginning in April 2012.  A payment of $9 million was received in April 2012. A pre-tax gain of $27 million was recorded on the sale in the fourth quarter of 2011.  In February 2012, we purchased forward contracts with a notional amount of $38 million to reduce the risk of currency exposure related to the three annual installments of this receivable which matured in April 2012.  In April 2012, we purchased two additional forward contracts totaling $25 million to reduce the risk of currency exposure related to the remaining two annual installments of the receivable (see Note 12 — Derivative Instruments and Hedging Activities for additional information).

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

As of June 30, 2012, the Bankruptcy Court has entered orders granting final decrees closing all of the Debtors’ Chapter 11 cases except the Chapter 11 case of Chemtura Corporation.

At June 30, 2012 and December 31, 2011, the remaining undisbursed amount in the Disputed Claims Reserve was $1 million and $29 million, respectively.  The decrease in the Disputed Claims Reserve was due to settlement payments resolving Disputed Claims of $5 million and supplemental distributions to Holders of Interests of $23 million.

In July 2012, we made a final distribution to Holders of Interests under the Plan included all amounts remaining in the Disputed Claims Reserve.  The final distribution included $3 million in stock, valuing the stock at the Plan valuation.

The Reorganization Items, net recorded in our Consolidated Statements of Operations related to our Chapter 11 cases comprise the following:

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2012	2011	2012	2011
Professional fees	$1	$6	$2	$12
Claim settlements, net (a)	—	—	1	1

Total reorganization items, net	$1	$6	$3	$13

(a)         Represents the difference between the settlement amount of certain pre-petition obligations (obligations settled in common stock are based on the fair value of our stock at the issuance date) and the corresponding carrying value of the recorded liabilities.

17)                  LEGAL PROCEEDINGS AND CONTINGENCIES

We are involved in claims, litigation, administrative proceedings and investigations of various types in a number of jurisdictions.  A number of such matters involve, or may involve, claims for a material amount of damages and relate to or allege, among other things, environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury.

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

On June 24, 2011, we resolved the final disputed Environmental Claim.  As a result, under the Plan, the amounts remaining in the Environmental Reserve were transferred to the Disputed Claims Reserve.  Any remaining Disputed Claims, to the extent they were ultimately allowed by the Bankruptcy Court, were satisfied (to the extent allowed and not covered by insurance) from the Disputed Claims Reserve.  Holders of the Disputed Claims are permanently enjoined under the Plan from pursuing their claims against us.  On May 4, 2012, the Bankruptcy Court entered an order disallowing the last Disputed Claim subject to the Disputed Claims Reserve.  In July 2012, we made a final distribution to Holders of Interests in accordance with the Plan that included all amounts remaining in the Disputed Claims Reserve.

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

On June 6, 2011, our subsidiary Great Lakes Chemical Corporation received a proposed Consent Administrative Order (“CAO”) from the Arkansas Department of Environmental Quality alleging violations of the Resource Conservation and Recovery Act in conjunction with its facility located in El Dorado, Arkansas.  The violations alleged in the CAO were settled in May 2012 for a penalty of less than $1 million to be paid in August 2012.  This settlement fully resolves the matter.

The total amount accrued for environmental liabilities as of June 30, 2012 and December 31, 2011 was $85 million and $88 million, respectively.  At June 30, 2012 and December 31, 2011, $17 million and $18 million, respectively, of these environmental liabilities were reflected as accrued expenses and $68 million and $70 million, respectively, were reflected as other liabilities.  We estimate that the reasonably possible ongoing environmental liabilities could range up to $99 million at June 30, 2012.  Our accruals for environmental liabilities include estimates for determinable clean-up costs.  We recorded a pre-tax charge of $4 million in 2012, and made payments of $5 million during the six months ended June 30, 2012 for clean-up costs, which reduced our environmental liabilities.  At certain sites, we have contractual agreements with certain other parties to share remediation costs.  As of June 30, 2012, no receivables are outstanding related to these agreements.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.  We intend to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  However, the final cost of clean-up at these sites could exceed our present estimates, and could have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations, or cash flows.  Our estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites.

Other

We are routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of our business, as well as in respect of our divested businesses.  Some of these claims and litigations relate to product liability claims, including claims related to our current and historical products and asbestos-related claims concerning premises and historic products of our corporate affiliates and predecessors.  We believe the claims relating to the period before the filing of the Chapter 11 cases are subject to discharge pursuant to the Plan and have been satisfied, to the extent they were timely filed in the Chapter 11 cases and allowed by the Bankruptcy Court, solely from the Disputed Claims Reserve.  Further, we believe that we have strong defenses to these claims.  These claims have not had a material impact on us to date and we believe the likelihood that a future material adverse outcome will result from these claims is remote.

However, we cannot be certain that an adverse outcome of one or more of these claims, to the extent not discharged in the Chapter 11 cases, would not have a material adverse effect on its financial condition, results of operations or cash flows.

Guarantees

In addition to the letters of credit of $14 million and $15 million outstanding at June 30, 2012 and December 31, 2011, respectively, we have guarantees that have been provided to various financial institutions.  At June 30, 2012 and December 31, 2011, we had $13 million and $11 million of outstanding guarantees, respectively.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking and credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

We have applied the disclosure provisions of ASC Topic 460, Guarantees (“ASC 460”), to our agreements that contain guarantee or indemnification clauses.  We are a party to several agreements pursuant to which we may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which we have an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and/or provide project capital.  Such obligations mature through August 2016.  In the event that any of the joint venture companies were to default on these loan obligations, we would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At June 30, 2012, the maximum potential future principal and interest payments due under these guarantees were $4 million.  At December 31, 2011, the maximum potential future principal and interest payments due under these guarantees were $8 million. In accordance with ASC 460, we have accrued $1 million in reserves, which represents the probability weighted fair value of these guarantees at June 30, 2012 and December 31, 2011.  The reserve has been included in other liabilities on our Consolidated Balance Sheet at June 30, 2012 and December 31, 2011 with an offset to the investment included in other assets.

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

18)                  BUSINESS SEGMENT DATA

We evaluate a segment’s performance based on several factors, of which the primary factor is operating income (loss).  In computing operating income (loss) by segment, the following items have not been deducted:  (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs; (4) certain accelerated depreciation; (5) changes in estimates related to expected allowable claims; and (6) impairment charges.  Pursuant to ASC Topic 280, Segment Reporting (“ASC 280”), these items have been excluded from our presentation of segment operating income (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

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

A summary of business data for our reportable segments for the quarters and six months ended June 30, 2012 and 2011 are as follows:

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2012	2011	2012	2011
Net Sales
Industrial Performance Products	$339	$370	$652	$706
Industrial Engineered Products	236	244	462	453
Consumer Products	158	152	242	231
Chemtura AgroSolutions	112	110	197	185
Total net sales	$845	$876	$1,553	$1,575

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2012	2011	2012	2011
Operating Income
Industrial Performance Products	$33	$39	$57	$69
Industrial Engineered Products	38	42	82	75
Consumer Products	20	22	15	19
Chemtura AgroSolutions	23	12	33	14
	114	115	187	177

General corporate expense, including amortization	(22)	(26)	(51)	(54)
Facility closures, severance and related costs	(23)	—	(23)	—
Impairment charges	—	(1)	(1)	(3)
Changes in estimates related to expected allowable claims	—	(1)	(2)	(1)

Total operating income	$69	$87	$110	$119

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

Condensed Consolidating Statement of Operations

Quarter ended June 30, 2012

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$845	$(479)	$452	$236	$636

Cost of goods sold	632	(479)	362	200	549
Selling, general and administrative	74	—	30	14	30
Depreciation and amortization	35	—	9	13	13
Research and development	12	—	4	3	5
Facility closures, severance and related costs	23	—	4	1	18

Operating income	69	—	43	5	21

Interest expense	(16)	—	(18)	1	1
Other income, net	7	—	2	—	5
Reorganization items, net	(1)	—	(1)	—	—
Equity in net earnings of subsidiaries	—	(24)	24	—	—

Earnings before income taxes	59	(24)	50	6	27

Income tax expense	(8)	—	—	—	(8)

Net earnings	51	(24)	50	6	19

Less: Net earnings attributed to non-controlling interests	(1)	—	—	—	(1)

Net earnings attributable to Chemtura	$50	$(24)	$50	$6	$18

Condensed Consolidating Statement of Operations

Six months ended June 30, 2012

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$1,553	$(960)	$867	$400	$1,246

Cost of goods sold	1,169	(960)	692	344	1,093
Selling, general and administrative	156	—	60	25	71
Depreciation and amortization	68	—	18	25	25
Research and development	25	—	9	5	11
Facility closures, severance and related costs	23	—	4	1	18
Impairment charges	1	—	—	—	1
Changes in estimates related to expected allowable claims	2	—	2	—	—
Equity income	(1)	—	—	—	(1)

Operating income	110	—	82	—	28

Interest expense	(30)	—	(35)	2	3
Other income (expense), net	3	—	(1)	—	4
Reorganization items, net	(3)	—	(3)	—	—
Equity in net earnings of subsidiaries	—	(29)	29	—	—

Earnings before income taxes	80	(29)	72	2	35

Income tax expense	(7)	—	—	—	(7)

Net earnings	73	(29)	72	2	28

Less: Net earnings attributed to non-controlling interests	(1)	—	—	—	(1)

Net earnings attributable to Chemtura	$72	$(29)	$72	$2	$27

Condensed Consolidating Statement of Comprehensive Income

Quarter ended June 30, 2012

(in millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net earnings	$51	$(24)	$50	$6	$19

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(44)	—	28	(4)	(68)
Unrecognized pension and other post-retirement benefit costs	(3)	—	(5)	—	2
Comprehensive income (loss)	4	(24)	73	2	(47)
Comprehensive income attributable to non-controlling interests	(1)	—	—	—	(1)

Comprehensive income (loss) attributable to Chemtura	$3	$(24)	$73	$2	$(48)

Condensed Consolidating Statement of Comprehensive Income

Six months ended June 30, 2012

(in millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net earnings	$73	$(29)	$72	$2	$28

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(22)	—	15	(2)	(35)
Unrecognized pension and other post-retirement benefit costs	(1)	—	(3)	—	2
Comprehensive income (loss)	50	(29)	84	—	(5)
Comprehensive income attributable to non-controlling interests	(1)	—	—	—	(1)

Comprehensive income (loss) attributable to Chemtura	$49	$(29)	$84	$—	$(6)

Condensed Consolidating Balance Sheet

As of June 30, 2012

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS
Current assets	$1,432	$—	$392	$247	$793
Intercompany receivables	—	(8,787)	3,154	2,614	3,019
Investment in subsidiaries	—	(12,330)	1,993	1,736	8,601
Property, plant and equipment	746	—	149	272	325
Goodwill	173	—	92	3	78
Other assets	601	—	176	178	247
Total assets	$2,952	$(21,117)	$5,956	$5,050	$13,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$474	$—	$167	$88	$219
Intercompany payables	—	(8,787)	3,587	2,902	2,298
Long-term debt	748	—	747	—	1
Other long-term liabilities	638	—	363	59	216
Total liabilities	1,860	(8,787)	4,864	3,049	2,734
Stockholders’ equity	1,092	(12,330)	1,092	2,001	10,329
Total liabilities and stockholders’ equity	$2,952	$(21,117)	$5,956	$5,050	$13,063

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2012

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$73	$(29)	$72	$2	$28
Adjustments to reconcile net earnings to net cash (used in) provided by operations:
Impairment charges	1	—	—	—	1
Depreciation and amortization	68	—	18	25	25
Stock-based compensation expense	10	—	10	—	—
Reorganization items, net	1	—	1	—	—
Changes in estimates related to expected allowable claims	2	—	2	—	—
Equity income	(1)	—	—	—	(1)
Changes in assets and liabilities, net	(172)	29	(137)	(7)	(57)
Net cash (used in) provided by operations	(18)	—	(34)	20	(4)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	9	—	—	—	9
Capital expenditures	(58)	—	(13)	(20)	(25)
Net cash used in investing activities	(49)	—	(13)	(20)	(16)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from ABL Facility	25	—	25	—	—
Proceeds from A/R Financing Facility, net	3	—	—	—	3
Payments on other short term borrowings, net	(3)	—	—	—	(3)
Common shares aquired	(10)	—	(10)	—	—
Payment for debt issuance costs	(1)	—	—	—	(1)
Proceeds from the exercise of stock options	1	—	1	—	—
Net cash provided by (used in) financing activities	15	—	16	—	(1)

CASH
Effect of exchange rates on cash and cash equivalents	(3)	—	—	—	(3)
Change in cash and cash equivalents	(55)	—	(31)	—	(24)
Cash and cash equivalents at beginning of period	180	—	35	—	145
Cash and cash equivalents at end of period	$125	$—	$4	$—	$121

Condensed Consolidating Statement of Operations

Quarter ended June 30, 2011

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$876	$(536)	$471	$238	$703

Cost of goods sold	652	(536)	384	190	614
Selling, general and administrative	92	—	38	14	40
Depreciation and amortization	34	—	8	12	14
Research and development	11	—	4	2	5
Impairment charges	1	—	—	1	—
Changes in estimates related to expected allowable claims	1	—	1	—	—
Equity income	(2)	—	—	—	(2)

Operating income	87	—	36	19	32

Interest expense	(16)	—	(19)	—	3
Other (expense) income, net	(1)	—	(8)	—	7
Reorganization items, net	(6)	—	(6)	—	—
Equity in net earnings of subsidiaries	—	(66)	66	—	—

Earnings before income taxes	64	(66)	69	19	42
Income tax benefit	6	—	—	—	6

Net earnings	70	(66)	69	19	48

Less: Net earnings attributed to non-controlling interests	(1)	—	—	—	(1)

Net earnings attributable to Chemtura	$69	$(66)	$69	$19	$47

Condensed Consolidating Statement of Operations

Six Months ended June 30, 2011

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$1,575	$(976)	$882	$384	$1,285

Cost of goods sold	1,190	(976)	720	312	1,134
Selling, general and administrative	171	—	71	27	73
Depreciation and amortization	71	—	18	25	28
Research and development	22	—	9	4	9
Impairment charges	3	—	—	1	2
Changes in estimates related to expected allowable claims	1	—	1	—	—
Equity income	(2)	—	—	—	(2)

Operating income	119	—	63	15	41

Interest expense	(32)	—	(36)	—	4
Other (expense) income, net	—	—	(13)	—	13
Reorganization items, net	(13)	—	(13)	—	—
Equity in net earnings of subsidiaries	—	(75)	75	—	—

Earnings before income taxes	74	(75)	76	15	58
Income tax benefit	3	—	—	—	3
Net earnings	77	(75)	76	15	61

Less: Net earnings attributed to non-controlling interests	(1)	—	—	—	(1)

Net earnings attributable to Chemtura	$76	$(75)	$76	$15	$60

Condensed Consolidating Statement of Comprehensive Income

Quarter ended June 30, 2011

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net earnings	$70	$(66)	$69	$19	$48

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	13	—	(5)	1	17
Unrecognized pension and other post-retirement benefit costs	1	—	(1)	1	1
Comprehensive income	84	(66)	63	21	66
Comprehensive income attributable to non-controlling interests	(1)	—	—	—	(1)

Comprehensive income attributable to Chemtura	$83	$(66)	$63	$21	$65

Condensed Consolidating Statement of Comprehensive Income

Six Months ended June 30, 2011

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net earnings	$77	$(75)	$76	$15	$61

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	44	—	(27)	5	66
Unrecognized pension and other post-retirement benefit costs	3	—	1	1	1
Comprehensive income	124	(75)	50	21	128
Comprehensive income attributable to non-controlling interests	(1)	—	—	—	(1)

Comprehensive income attributable to Chemtura	$123	$(75)	$50	$21	$127

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

Condensed Consolidating Statement of Cash Flows

Six Months ended June 30, 2011

(In millions

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$77	$(75)	$76	$15	$61
Adjustments to reconcile net earnings to net cash (used in) provided by operations:
Impairment charges	3	—	—	1	2
Depreciation and amortization	71	—	18	25	28
Stock-based compensation expense	16	—	16	—	—
Reorganization items, net	1	—	1	—	—
Changes in estimates related to expected allowable claims	1	—	1	—	—
Equity income	(2)	—	—	—	(2)
Changes in assets and liabilities, net	(237)	75	(219)	(14)	(79)
Net cash (used in) provided by operations	(70)	—	(107)	27	10

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for acquistions	(33)	—	—	—	(33)
Capital expenditures	(55)	—	(8)	(27)	(20)
Net cash used in investing activities	(88)	—	(8)	(27)	(53)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from ABL Facility	91	—	91	—	—
Proceeds from other short term borrowings, net	4	—	—	—	4
Proceeds from exercise of stock options	1	—	1	—	—
Net cash provided by financing activities	96	—	92	—	4

CASH
Effect of exchange rates on cash and cash equivalents	4	—	—	—	4
Change in cash and cash equivalents	(58)	—	(23)	—	(35)
Cash and cash equivalents at beginning of period	201	—	41	—	160
Cash and cash equivalents at end of period	$143	$—	$18	$—	$125

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

The primary economic factors that influence the operations and sales of our Industrial Performance Products (“Industrial Performance”) and Industrial Engineered Products (“Industrial Engineered”) segments (collectively referred to as “Industrials”) are industrial production, residential and commercial construction, electronic component production and polymer production, residential and commercial construction.  In addition, our Chemtura AgroSolutions segment is influenced by worldwide weather, disease and pest infestation conditions.  Our Consumer Products segment is influenced by general economic conditions impacting consumer spending and weather conditions.

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

SECOND QUARTER RESULTS

Overview

Consolidated net sales for the second quarter of 2012 were $845 million or $31 million lower than in the second quarter of 2011.  We realized $27 million from higher selling prices as we continued to focus on investing in new products and manufacturing capacity as well as recovering increases in raw material and distribution costs.  Our Chemtura AgroSolutions and Consumer Products segments delivered modest increases in net sales compared to the second quarter of 2011 despite the weakening in the value of a number of currencies compared to the US dollar.  The second quarter of 2011 was the last strong quarter for our Industrial segments prior to the weakening in global demand conditions in the second half of 2011.  While there have been improvements in some industries since the second half of 2011, demand has not recovered to the levels seen in the first half of 2011 and demand from the Asia Pacific region has weakened.  As a result, net sales in the second quarter of 2012 showed a net reduction in sales volume of $41 million compared to the second quarter of 2011.  The impact of unfavorable foreign currency translation across all of the segments for the quarter was $17 million.

Gross profit for the second quarter of 2012 was $213 million, a decrease of $11 million compared with the second quarter of 2011.  Gross profit as a percentage of net sales declined slightly to 25% for the second quarter of 2012 as compared with 26% for the second quarter of 2011.  Gross profit was impacted by an $18 million reduction in volume and product mix; $9 million in higher raw material costs; $5 million in manufacturing variances; a $3 million increase in accelerated recognition of asset retirement costs and a $5 million impact from unfavorable foreign currency translation, offset by a $27 million increase in higher selling prices and $2 million in lower distribution costs.  While raw material costs increased in the first quarter of 2012, the increases began to moderate in the second quarter of 2012.

Selling, general and administrative (“SG&A”) expenses of $74 million were $18 million lower than the second quarter of 2011. In the second quarter of 2011, we increased our allowance for doubtful accounts reserve related primarily to the Chemtura AgroSolutions segment.  The economic environment in this segment has improved and there is no need for a similar level of new reserves in this quarter resulting in a $7 million year-over-year benefit in the second quarter of 2012 versus prior year.  SG&A also benefited from a $4 million reduction in non-cash stock based compensation, lower infrastructure costs in the Chemtura AgroSolutions segment from the restructuring program announced last year, as well as tight control on discretionary expenses across our Industrial segments given the more challenging demand environment when compared to the same quarter of 2011.

Depreciation and amortization expense of $35 million was $1 million higher than the second quarter of 2011, primarily due to an increase in accelerated depreciation associated with reorganization initiatives.

Research and development expense (“R&D”) of $12 million was $1 million higher than in the second quarter of 2011.

Facility closures, severance and related costs of $23 million in the second quarter of 2012 related to the closure of our Industrial Performance Products segment’s antioxidants manufacturing facility in Pedrengo, Italy and other initiatives to improve the operating effectiveness of certain global corporate functions.

Other income, net was $7 million in the second quarter of 2012 compared to other expense, net of $1 million for the second quarter of 2011.  The change is primarily the result of net foreign currency unrealized and realized gains recorded in the second quarter of 2012 and higher interest income.

Reorganization items, net of $1 million in the second quarter of 2012 was $5 million lower than the second quarter of 2011.  The expense in both periods is comprised of professional fees directly associated with the Chapter 11 reorganization and the impact of negotiated claims settlement for which Bankruptcy Court approval has been requested or obtained.

The income tax expense in the second quarter of 2012 was $8 million compared with an income tax benefit of $6 million in the second quarter of 2011.  The tax expense reported in the second quarter of 2012 reflects fluctuations in jurisdictional profitability as well as the tax benefit of the second quarter restructuring charge.  The tax benefit reported in the second quarter of 2011 included a decrease in deferred foreign income taxes of approximately $17 million that had been recorded in an international jurisdiction in prior years.  The tax benefit was recorded after receiving approval from the international jurisdiction to change our filing position.  We have offset our current quarter U.S. income with net operating loss carryforwards and reduced the associated valuation allowance.

Net earnings attributable to Chemtura for the second quarter of 2012 were $50 million, or $0.50 per share, as compared with net earnings attributable to Chemtura of $69 million, or $0.69 per share for the second quarter of 2011.

The following is a discussion of the results of our segments for the second quarter ended June 30, 2012.

Industrial Performance Products

Our Industrial Performance segment reported lower net sales and operating income in the second quarter of 2012 compared with last year.  Sales volume across the segment was lower than last year as industrial demand has not yet recovered from the decline in the second half of 2011 and there was some further weakness in Asia during this quarter.  Our Urethanes product lines also saw weakening in Europe.  All product lines within the segment continued to deliver year-on-year price increases to cover raw material cost increases.  Raw material costs moderated as the second quarter of 2012 progressed.

Net sales totaled $339 million in the second quarter of 2012, a decrease of $31 million compared with last year.  The lower results reflect the negative impact of reduced sales volume totaling $35 million, partially offset by higher selling prices of $9 million.  We also experienced the impact of $5 million in unfavorable foreign currency translation.

Operating income totaled $33 million in the second quarter of 2012 as compared with $39 million in the same quarter of 2011.  Lower operating income resulted from lower sales volumes and changes in product mix of $12 million, increased raw material costs of $4 million, $3 million related to accelerated depreciation and asset retirement obligations associated with the closure of our Pedrengo facility, and $2 million in unfavorable foreign currency translation, partly offset by the increase in selling prices, a $4 million benefit of favorable manufacturing and distribution costs, and lower SG&A and R&D (collectively “SGA&R”) expense of $2 million.

Industrial Engineered Products

Our Industrial Engineered segment reported lower net sales and operating income over the same quarter of 2011.  Net sales to insulation foam, mercury removal, agriculture, healthcare and certain industrial applications markets grew reflecting the benefits of the investment in new product and application development, diversifying this segment’s revenue base.  Demand from electronics applications were lower than in the second quarter of 2011.  The recovery that had been building during the first quarter of 2012 as the electronics industry inventory correction abated, stalled during the second quarter as the demand for electronic goods was impacted by macroeconomic conditions.  Demand for tin based organometallics products also weakened.  Against these challenges, all product lines within the segment continued to deliver year-on-year price increases to cover raw material cost increases.  With lower production volumes than in the second quarter of 2011, as well as the impacts from bringing on-line new production capacity, there were unfavorable manufacturing absorption variances for certain product lines within the segment this quarter.

Net sales decreased by $8 million to $236 million for the second quarter of 2012 reflecting $19 million in lower sales volume and $4 million from unfavorable foreign currency translation, partially offset by the benefit of $15 million from year-on-year increases in selling prices.

Operating income of $38 million in the second quarter of 2012 was $4 million lower than the second quarter of 2011.  The lower operating income reflected $9 million in unfavorable manufacturing absorption variances, $5 million from lower sales volume and product mix changes, $2 million in higher raw material costs and a $2 million increase in other charges, offset by the favorable benefit of selling price increases.  In 2011, this segment reported a $1 million benefit of a reduction of an asset retirement obligation benefit which was not repeated in 2012.

Consumer Products

Our Consumer Products segment showed modest improvement in net sales for the second quarter of 2012 compared with the second quarter of 2011 primarily the result of increased sales volume.  Increases in sales volume are attributable to regaining a customer for our 2012 season and the introduction of our new opening price point products.  In the North American region the quarter started strong, but by June 2012 store sales volumes had declined below prior year.  In Europe, the 2012 season has been weaker than in recent years due to both cold and wet weather conditions.  Further, segment revenues compared to 2011 saw the impact of the weaker euro.

Net sales increased by $6 million to $158 million for the second quarter of 2012 compared with the same quarter in 2011.  This increase reflected $9 million of higher sales volume and $1 million of selling price increases offset by a $4 million impact from unfavorable foreign currency translation.

Operating income decreased $2 million to $20 million in the second quarter of 2012 compared with operating income of $22 million in the second quarter of 2011, principally the result of $3 million in increased raw material costs and $1 million from unfavorable mix offset by $2 million in lower manufacturing costs.

Chemtura AgroSolutions

Our Chemtura AgroSolutions segment generated higher net sales and operating income for the second quarter of 2012 compared with the same quarter in 2011.  Embedded within our net sales are the benefits of new products and product registrations.  Operating income reflected the benefit of reductions in bad debt expense and the improvements in our cost base following a restructuring that was implemented in the latter part of 2011.  Net sales were ahead of prior year in all regions except Europe where net sales were marginally lower than the second quarter of 2011 after adjusting for the impact of unfavorable foreign currency translation, primarily due to the weak euro.  This volume decrease was primarily due to the impact of a colder than normal winter in Europe on one of our key crops, oil seed rape.

Net sales increased by $2 million to $112 million for the second quarter of 2012 from $110 million in the same quarter of 2011.  The increase reflected $4 million in higher sales volume and $2 million in higher selling prices, offset by a $4 million impact from unfavorable foreign currency translation.

Operating income increased $11 million to $23 million in the second quarter of 2012 compared with $12 million in the second quarter of 2011, reflecting $12 million in lower SGA&R costs coupled with the higher selling prices, partly offset by a $2 million impact from unfavorable foreign currency translation and a $1 million increase in other costs.

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

Corporate expense was $22 million in the second quarter of 2012, which included $7 million of amortization expense related to intangible assets.  In comparison, corporate expense was $26 million in the second quarter of 2011, which included $9 million of amortization expense related to intangible assets.

YEAR TO DATE RESULTS

Overview

Consolidated net sales were $1,553 million for the six months ended June 30, 2012 or $22 million lower than 2011.  We realized $66 million from higher year-over-year selling prices as we continued to focus on investing in new products and manufacturing capacity as well as recovering increases in raw material and distribution costs.  Our Chemtura AgroSolutions and Consumer Products segments delivered modest increases in net sales compared to the same period of 2011 despite the weakening in the value of a number of currencies compared to the US dollar.  The first half of 2011 saw strong demand conditions for our Industrial segments prior to the weakening in global demand conditions in the second half of 2011.  While there have been improvements in some industries since the second half of 2011, demand has not recovered to the levels seen in the first half of 2011 and demand from the Asia Pacific region has weakened.  As a result, net sales for the six months ended June 30, 2012 showed a net reduction in sales volume of $65 million compared to the six months ended June 30, 2011.  Year-on-year selling price increases mitigated the effects of lower sales volume but the impact of unfavorable foreign currency translation across all of the segments for the period was $23 million.

Gross profit for the six months ended June 30, 2012 was $384 million, a decrease of $1 million compared with the six months ended June 30, 2011.  Gross profit as a percentage of net sales, however, increased 1% to 25% for the six months ended June 30, 2012 compared to the same period of 2011. Gross profit reflected the higher year-on-year selling prices, offset by a decrease in volume and product mix of $23 million, increases in raw materials of $13 million, unfavorable manufacturing variances and costs of $19 million, the impact of unfavorable foreign currency translation of $7 million, $3 million in accelerated recognition of asset retirement obligation related to the closure of our Pedrendgo, Italy facility and a $2 million increase in other costs.

SG&A expense of $156 million was $15 million lower than the six months ended June 30, 2011. In the first six months of 2011, we increased our allowance for doubtful accounts reserve related primarily to the Chemtura AgroSolutions segment.  The economic environment in this segment has improved and there is no need for a similar level of new reserves in this quarter resulting in a $7 million year-over-year benefit in the first half of 2012 compared to last year.  SG&A also benefited from a $5 million reduction in non-cash stock based compensation expense and a $3 million reduction in other costs. The first half of 2012 continued to benefit from lower infrastructure costs in the Chemtura AgroSolutions segment from the restructuring program announced last year as well as tight control on discretionary expenses across our Industrial segments given the more challenging demand environment when compared to the first half of 2011.

R&D expense of $25 million was $3 million higher than the six months ended June 30, 2011 as we invested in sales and marketing to support growth.

Facility closures, severance and related costs of $23 million in the six months ended June 30, 2012 related to the closure of our Industrial Performance Products segment’s antioxidants manufacturing facility in Pedrengo, Italy and other initiatives to improve the operating effectiveness of certain global corporate functions.

Changes in estimates related to expected allowable claims were $2 million for the six months ended June 30, 2012, compared with $1 million for the six months ended June 30, 2011, as we reduced the number of claims remaining in our Disputed Claim Reserve.

Interest expense of $30 million during the six months ended June 30, 2012 was $2 million lower than the six months ended June 30, 2011.

Other income, net was $3 million in the six months ended June 30, 2012.  The change is primarily the result of net foreign currency losses recorded in the six months ended June 30, 2011 and higher interest income.

Reorganization items, net of $3 million in the six months ended June 30, 2012 was $10 million lower than the six months ended June 30, 2011.  The expense in both periods comprised professional fees directly associated with the Chapter 11 reorganization and the impact of negotiated claims settlement for which Bankruptcy Court approval has been requested or obtained.

The income tax expense in the six months ended June 30, 2012 was $7 million compared with an income tax benefit of $3 million in the six months ended June 30, 2011.  The tax expense reported for the six month period ended June 30, 2012 reflects fluctuations in jurisdictional profitability as well as the tax benefit of the second quarter restructuring charge.  The tax benefit reported in the six month period ended June 30, 2011 included a decrease in deferred foreign income taxes of approximately $17 million that had been recorded in an international jurisdiction in prior years.  The tax benefit was recorded after receiving approval from the international jurisdiction to change our filing position.  We have offset our current year-to-date U.S. income with net operating loss carryforwards and reduced the associated valuation allowance.

Net earnings attributable to Chemtura for the six months ended June 30, 2012 were $72 million, or $0.73 per share, as compared with $76 million, or $0.76 per share for the six months ended June 30, 2011.

The following is a discussion of the results of our segments for the six months ended June 30, 2012.

Industrial Performance Products

Our Industrial Performance segment reported lower net sales and operating income in the six months ended June 30, 2012 compared with last year.  All of our product lines experienced weakness in some of their end markets.  Sales volume across the segment was lower than last year as demand has not yet generally recovered from the decline experienced in the second half of 2011 and there was some further weakness evident in Asia during the second quarter of 2012.  A significant contributor to reducing the impact on operating income from lower sales volumes was improved mix through selling higher margin products coupled with the year-over-year increases in selling prices. All product lines within the segment continued to deliver year-on-year price increases to cover raw material cost increases.  Raw material costs moderated as the second quarter of 2012 progressed.

Net sales totaled $652 million in the six months ended June 30, 2012, a decrease of $54 million compared with last year.  The lower results reflect the negative impact of reduced sales volume totaling $71 million coupled with the impact of unfavorable foreign currency translation of $6 million, partially offset by higher selling prices of $23 million.

Operating income totaled $57 million in the six months ended June 30, 2012, a decrease of $12 million compared with last year.  Price increases only partly offset the $12 million increase in raw materials, a $22 million decrease in volume and unfavorable product mix and a $1 million increase in other costs.

Industrial Engineered Products

Our Industrial Engineered segment delivered improvements in net sales and operating income over the same six month period ended June 30, 2011, mainly as a result of increases in selling prices over the last twelve months.  During 2011, we increased selling prices to cover the higher cost of raw materials and other manufacturing and distribution costs as well as to support the required capacity reinvestments for sustainable and reliable supply of products to our customers.  Net sales to insulation foam, mercury removal, agriculture, healthcare and certain industrial applications markets grew reflecting the benefits of the investment in new product and application development, diversifying this segment’s revenue base.  Demand from electronics applications was lower than in the same period of 2011.  The recovery that had been building during the first quarter of 2012 as the electronics industry inventory correction abated, stalled during the second quarter as the demand for electronic goods was impacted by macroeconomic conditions.  Demand for tin based organometallics products also weakened.  With lower production volumes than in the first six months of 2011 as well as the impacts from bringing new production capacity on-line in 2012, the segment generated unfavorable manufacturing absorption variances in the first quarter which carried over into the six months ended June 30, 2012.  Increases in distribution costs also impacted operating income.

Net sales increased by $9 million to $462 million for the six months ended June 30, 2012 reflecting the benefit of $39 million in increased selling prices partially offset by $24 million in lower sales volume and $6 million from the impact of unfavorable foreign currency translation.

Operating income increased $7 million to $82 million in the six months ended June 30, 2012 compared with $75 million in the six months ended June 30, 2011.  The increase reflected the favorable selling price increases and $2 million from lower raw material costs, which were offset by $23 million in unfavorable manufacturing costs and absorption variances, $3 million in unfavorable product mix, $2 million in higher distribution costs, a $1 million effect of unfavorable foreign currency translation and a $5 million increase in other costs.

Consumer Products

Our Consumer Products segment reported higher net sales and lower operating income for the six months ended June 30, 2012 compared with the six months ended June 30, 2011. Net sales benefited from an increase in volume due to regaining a mass market customer for our 2012 season and the introduction of our new opening price point products.  Some of the volume increase in North America was offset by volume declines in Europe due to colder and wetter weather conditions than in recent years.  Lower manufacturing variances and lower SGA&R were unable to offset unfavorable product mix, increasing raw material costs and the unfavorable effects of the weakening euro.

Net sales increased by $11 million to $242 million in the six months ended June 30, 2012.  This increase reflected $15 million of higher sales volume and $1 million in higher selling prices partially offset by $5 million from the impact of unfavorable foreign currency translation.

Operating income decreased $4 million to $15 million in the six months ended June 30, 2012 compared with $19 million in the six months ended June 30, 2011.  Lower manufacturing costs and variances of $1 million and lower SGA&R costs of $2 million were offset by a $4 million increase in raw material, $1 million in unfavorable product mix and $2 million in unfavorable foreign currency translation

Chemtura AgroSolutions

Our Chemtura AgroSolutions segment reported higher net sales and operating income for the six months ended June 30, 2012 compared with the same period in 2011.  Net sales increased over the prior year period as a result of improved sales volume primarily from new product introductions.  Operating income reflected the benefit of reductions in bad debt expense compared to 2011 and the improvements in our cost base following the restructuring that was implemented in the latter part of 2011.  North America had the benefit of a mild winter and a warm start to spring.  European sales still grew despite a colder than average winter.  Net sales and operating income benefited from increases in selling prices.  The weakening of a number of currencies against the US dollar offset some of the benefit of higher sales volumes and selling prices.

Net sales increased by $12 million to $197 million for the six months ended June 30, 2012 from $185 million in the same period of 2011 primarily reflecting $15 million in higher sales volume and $3 million in higher selling prices partially offset by a $6 million impact from unfavorable foreign currency translation.

Operating income increased $19 million to $33 million in the six months ended June 30, 2012 compared with $14 million in the six months ended June 30, 2011.  The primary driver was a decrease in SGA&R of $11 million which reflects the benefit of the restructuring actions taken in 2011 and a reduction of bad debt expense from that recognized in 2011.  Operating income also reflected the increase in selling prices, a $3 million benefit from increased volume and favorable product mix, $4 million in lower raw material, manufacturing, distribution and other costs, partly offset by a $2 million impact from unfavorable foreign currency translation.

General Corporate

Corporate expense was $51 million in the six months ended June 30, 2012, which included $16 million of amortization expense related to intangible assets.  In comparison, corporate expense was $54 million in the six months ended June 30, 2011, which included $20 million of amortization expense related to intangible assets.

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

On August 8, 2010, our Canadian subsidiary, Chemtura Canada Co/Cie (“Chemtura Canada”), filed a voluntary petition for relief under Chapter 11.  The U.S. Debtors along with Chemtura Canada after it filed for Chapter 11 (collectively the “Debtors”) requested the Bankruptcy Court to enter an order jointly administering Chemtura Canada’s Chapter 11 case with the previously filed Chapter 11 cases and appoint Chemtura Canada as the “foreign representative” for the purposes of the Canadian Case.  Such orders were granted on August 9, 2010.  On August 11, 2010, the Canadian Court entered an order recognizing the Chapter 11 cases as “foreign proceedings” under the CCAA.

On November 3, 2010, the Bankruptcy Court entered an order confirming the Debtors’ plan of reorganization (the “Plan”).  On November 10, 2010 (the “Effective Date”), the Debtors substantially consummated their reorganization through a series of transactions contemplated by the Plan and the Plan became effective.

As of June 30, 2012, the Bankruptcy Court has entered orders granting final decrees closing all of the Debtors’ Chapter 11 cases except the Chapter 11 case of Chemtura Corporation.

For further discussion of the Chapter 11 cases, see Note 16 - Emergence from Chapter 11 in our Notes to Consolidated Financial Statements.

Financing Facilities

On August 27, 2010, we completed a private placement offering under Rule 144A of $455 million aggregate principal amount of 7.875% senior notes due 2018 (the “Senior Notes”) at an issue price of 99.269% in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933.  We also entered into a senior secured term facility credit agreement due 2016 (the “Term Loan”) with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Term Loan permits us to increase the size of the facility by up to $125 million.  On November 10, 2010, we entered into a five-year senior secured revolving credit facility available through 2015 (the “ABL Facility”) for an amount up to $275 million, subject to availability under a borrowing base (with a $125 million letter of credit sub-facility).  The ABL Facility permits us to increase the size of the facility by up to $125 million subject to obtaining lender commitments to provide such increase.  At June 30, 2012, we had $25 million of borrowings under the ABL Facility and $14 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility.  At June 30, 2012, we had approximately $236 million of undrawn availability under the ABL Facility.

These facilities contain covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures.  The Term Loan requires that we meet certain quarterly financial maintenance covenants including a maximum Secured Leverage Ratio (as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0.  The ABL Facility contains a springing financial covenant requiring a minimum trailing 12-month fixed charge coverage ratio of 1.1 to 1.0 at all times during any period from the date when the amount available for borrowings under the ABL Facility falls below the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments until such date such available amount has been equal to or greater than the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments for 45 consecutive days.  As of June 30, 2012, we were in compliance with the covenant requirements of these financing facilities.

For further discussion of the financing facilities, see Note 6 — Debt in our Notes to Consolidated Financial Statements.

Accounts Receivable Financing Facility

On October 26, 2011, certain of our European subsidiaries (the “Sellers”) entered into a trade receivables financing facility (the “A/R Financing Facility”) with GE FactoFrance SAS as purchaser (the “Purchaser”).  Pursuant to the A/R Financing Facility, and subject to certain conditions stated therein, the Purchaser has agreed to purchase from the Sellers, on a revolving basis, certain trade receivables up to a maximum amount outstanding at any time of €68 million (approximately $85 million).  The A/R Financing Facility is uncommitted and has an indefinite term.  Since availability under the A/R Financing Facility is expected to vary depending on the value of the Sellers’ eligible trade receivables, the Sellers’ availability under the A/R Financing Facility may increase or decrease from time to time.  The monthly financing fee on the drawn portion of the A/R Financing Facility is the applicable Base Rate plus 1.50%.  In addition, the A/R Financing Facility is subject to a minimum commission on the annual volume of transferred accounts receivables.  At June 30, 2012, $3 million of international accounts receivables were outstanding under the A/R Financing Facility.

Share Repurchase Program

On October 18, 2011, we announced that our Board of Directors (the “Board”) had authorized us to repurchase up to $50 million of our common stock over the next twelve months.  The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  During the quarter and six months ended June 30, 2012, we purchased 0.7 million shares for $10 million.  As of June 30, 2012, we had total purchases of 2.7 million shares for $31 million under this program.  On July 31, 2012, our Board authorized an increase in our share repurchase program from $50 million to up to $100 million and extended the program to November 2013.

Restructuring Initiatives

On April 30, 2012, our Board approved a restructuring plan providing for, among other things, the closure of our Industrial Performance Products segment’s antioxidants manufacturing facility in Pedrengo, Italy.  The Board also approved actions to improve the operating effectiveness of certain global corporate functions.  This plan is expected to achieve significant gains in efficiency and costs.  The plant closure is expected to be completed by the first quarter of 2013.  The restructuring plan is anticipated to generate cash savings of approximately $15 million in 2013.  The total cost of the restructuring plan is estimated to be approximately $40 million of which approximately $6 million will consist of non-cash charges. We recorded a pre-tax charge of $26 million in the second quarter ended June 30, 2012, which included $1 million for accelerated depreciation of property, plant and equipment included in depreciation and amortization, $2 million for accelerated asset retirement obligations included in cost of goods sold, and $23 million for severance and other obligations related to the Pedrengo closure included in facility closures, severance and related costs, with the balance of the costs being expensed as incurred through 2013.

Cash Flows from Operating Activities

Net cash used in operating activities was $18 million for the six months ended June 30, 2012 compared to net cash used in operating activities of $70 million in the same period last year.  Changes in key working capital accounts are summarized below:

Favorable (unfavorable)	Six months ended	Six months ended
(In millions)	June 30, 2012	June 30, 2011
Accounts receivable	$(136)	$(110)
Inventories	(36)	(57)
Accounts payable	55	11
Pension and post-retirement health care liabilities	(53)	(66)

During the six months ended June 30, 2012, accounts receivable increased by $136 million over December 31, 2011 primarily driven by seasonal demand increases in the second quarter for our Consumer Products and Chemtura AgroSolutions products, coupled with some increase in net sales in our Industrial Engineered Products segment. Inventory increased by $36 million over December 31, 2011 primarily as a result of seasonal inventory build for Consumer Products and Chemtura AgroSolutions segments along with some inventory build in our Industrial Performance Products segment due to weaker than anticipated demand. Accounts payable increased by $55 million in the six months ended June 30, 2012 primarily a result of higher raw material purchases, as well as the timing of vendor payments.  Pension and post-retirement health care liabilities decreased $53 million primarily due to the funding of benefit obligations.  Pension and post-retirement contributions amounted to $59 million for the six months ended June 30, 2012 which included $30 million for domestic plans and $29 million for international plans.

Cash flows from operating activities for the six months ended June 30, 2012 were adjusted by the impact of certain non-cash and other charges, which primarily included depreciation and amortization expense of $68 million and stock-based compensation expense of $10 million.

During the six months ended June 30, 2011, accounts receivable increased by $110 million over December 31, 2010 driven by increased volume principally within the Industrial Performance Products and Industrial Engineered Products segments.  With available liquidity in 2011, we were able to resume our historic practice of building inventory ahead of the higher seasonal demand for some of our products in the summer and, as such, inventory increased $57 million during the six months ended June 30, 2011.  Accounts payable increased by $11 million in the six months ended June 30, 2011 primarily a result of growth in raw material and capital purchases and improved vendor credit terms.  Pension and post-retirement health care liabilities decreased due to the funding of benefit obligations.  Pension and post-retirement contributions amounted to $72 million for the six months ended June 30, 2011, which included $15 million for domestic plans and $57 million for international plans.

Cash flows from operating activities for the six months ended June 30, 2011 were adjusted by the impact of certain non-cash and other charges, which primarily included depreciation and amortization expense of $71 million, stock-based compensation expense of $16 million and impairment charges of $3 million.

Cash Flows from Investing and Financing Activities

Investing Activities

Net cash used in investing activities was $49 million for the six months ended June 30, 2012.  Investing activities were related to $58 million in capital expenditures for U.S. and international facilities, environmental and other compliance requirements, partially offset by $9 million in proceeds received from the sale of our 50% interest in Tetrabrom Technologies Ltd.

Net cash used in investing activities was $88 million for the six months ended June 30, 2011.  Investing activities were primarily related to capital expenditures of $55 million for U.S. and international facilities, environmental and other compliance requirements and $33 million in contributions to our joint ventures, which included $28 million for ISEM and $5 million for DayStar Materials, LLC.

Financing Activities

Net cash provided by financing activities was $15 million for the six months ended June 30, 2012, which primarily included proceeds from the ABL Facility of $25 million, partially offset by shares acquired under our share repurchase program of $10 million.

Net cash provided by financing activities was $96 million for the six months ended June 30, 2011, which included proceeds from the ABL Facility of $91 million, proceeds from short term borrowings of $4 million and proceeds from the exercise of stock options of $1 million.

Settlements of Disputed Claims

In the six months ended June 30, 2012, we distributed approximately $5 million of restricted cash associated with our Chapter 11 cases.  These settlements were comprised of a $3 million supplemental distribution to holders of the former Chemtura common stock (“Holders of Interests”) and $2 million for general unsecured claims.  Additionally, we issued approximately $23 million of common stock which included a $20 million supplemental distribution to Holders of Interests and $3 million for general unsecured claims.

In the six months ended June 30, 2011, we settled approximately $29 million of disputed claims asserted in our Chapter 11 cases with restricted cash.  These settlements were comprised of $27 million for environmental items and $2 million for general unsecured claims.  Additionally, we issued approximately $7 million of common stock which included $4 million for the settlement of certain other disputed claims and a $3 million supplemental distribution to Holders of Interests.

Future Liquidity

In 2012, we expect to finance our continuing operations and capital spending requirements with cash flows provided by operating activities, available cash and cash equivalents, borrowings under our ABL Facility, the A/R Financing Facility and other sources.  Cash and cash equivalents as of June 30, 2012 were $125 million.

Contractual Obligations and Other Cash Requirements

During the six months ended June 30, 2012, we made aggregate contributions of $53 million to our U.S. and international pension plans and $6 million to our post-retirement benefit plans.  We expect to make approximately $25 million of contributions to these plans during the remainder of 2012.

On May 9, 2011, one of our UK subsidiaries entered into definitive agreements with the trustees of the Great Lakes U.K. Limited Pension Plan (“UK Pension Plan”) over the terms of a “recovery plan” which provided for a series of additional cash contributions to be made to reduce the underfunding over time.  The agreements provided, among other things, for our UK subsidiary to make cash contributions of £60 million (approximately $96 million) in just over a three year period, with the initial contribution of £30 million ($49 million) made in the second quarter of 2011and the second contribution of £15 million ($24 million) made in the second quarter of 2012.  The agreements also provided for the granting of both a security interest and a guarantee to support certain of the liabilities under the UK Pension Plan.

There is also an evaluation being undertaken as to whether additional benefit obligations exist in connection with the equalization of certain benefits under the UK Pension Plan that occurred in the early 1990s. Based on the results of the evaluation to date, $8 million of expense was recorded in the fourth quarter of 2011, which may be subject to adjustment as further information is gathered as part of the evaluation. Upon completion of the evaluation and the finalization of the liability with respect to additional benefit obligations, additional cash contributions to the UK Pension Plan may be required starting in 2013.  There were no changes to the evaluation during the second quarter of 2012.

We had net liabilities related to unrecognized tax benefits of $43 million at June 30, 2012.  We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $20 million within the next 12 months.

Guarantees

In addition to $14 million in outstanding letters of credit at June 30, 2012, we have guarantees that have been provided to various financial institutions.  At June 30, 2012, we had $13 million of outstanding guarantees primarily related to vendor deposits.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect the amounts and disclosures reported in our Consolidated Financial Statements and accompanying notes.  Our estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in our 2011 Annual Report on Form 10-K describe the critical accounting estimates and accounting policies used in the preparation of our Consolidated Financial Statements.  Actual results could differ from management’s estimates and assumptions.  There have been no significant changes in our critical accounting estimates during the six month period ended June 30, 2012.

2012 TRENDS

Following the slowing of the global economy in the second half of 2011, the unit sales volumes of our Industrial segments in the aggregate have tracked lower in the first half of 2012 than in the first half of 2011, influencing year-on-year performance of our Industrial segments.  Prompted by the slowing of the economy, the electronics industry supply chain experienced an inventory correction starting initially in the third quarter of 2011.  As the first quarter of 2012 progressed, this inventory correction showed signs of abating and our sales volumes started to increase, however it was not clear to us as to whether the demand for finished electronic goods had started to improve.  In the second quarter of 2012, this improvement appears to have stalled and the demand for our products used in electronics applications remained below the levels of the second quarter of 2011.

With continuing economic uncertainty, we have to anticipate that there is limited potential for recovery in industrial demand in the second half of 2012.  However, with growth from new products and applications and tight control on costs, our Industrial segments continue to have the potential to deliver year-on-year improvement in the second half of 2012.

Our Chemtura AgroSolutions segment has delivered improved performance in the first half of 2012 driven by new products and registrations combined with lower fixed costs and bad debt expense.  The second quarter is often the seasonally strongest quarter of the year.  The global agrochemical economy remains robust and we should continue to deliver year-over-year improvement in the second half.  Our Consumer Products segment is benefiting from gaining additional volume in 2012 through winning back a customer it lost for the 2011 season and new product introductions.  However, poor weather conditions in Europe and weaker than usual demand in June in the U.S. masked this improvement in the second quarter of 2012.  We anticipate that our Consumer Products segment underlying improvement trend will be more evident in our second half of 2012 performance.

These trends lead us to conclude that we will continue to deliver year-over-year improvement on a consolidated basis in the second half of 2012.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Report contains “forward-looking statements” within the meaning of Section 27(a) of the Securities Act of 1933, as amended and Section 21(e) of the Exchange Act of 1934, as amended. We use words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements.

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

•                  Our ability to execute timely upon our portfolio management strategies and mid and long range business plans;

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

•                  Whether we repurchase any of the additional shares of our common stock that our Board of Directors have authorized us to purchase and the terms on which any such repurchases are made; and

•                  Other risks and uncertainties described in our filings with the Securities and Exchange Commission including Item 1A, Risk Factors, in our Annual Report on Form 10-K.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

This Item should be read in conjunction with Item 7A - Quantitative and Qualitative Disclosures About Market Risk and Note 15 - Derivative Instruments and Hedging Activities to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.  Also see Note 12 - Derivative Instruments and Hedging Activities in our Notes to Consolidated Financial Statements (unaudited) included in this Form 10-Q.

The fair market value of long-term debt is subject to interest rate risk.  Our total debt amounted to $778 million at June 30, 2012.  The fair market value of such debt as of June 30, 2012 was $812 million, which has been determined primarily based on quoted market prices.

On November 28, 2011, we sold our 50% interest in Tetrabrom Technologies Ltd. for net consideration of $38 million. The consideration will be paid in equal annual installments over a three year period.  In February 2012, we purchased two forward contracts with a notional amount totaling $38 million to reduce the risk of currency exposure related to the three annual installments of this receivable.  These contracts came due on the same day we received the first annual installment. We use fair value accounting methods for these contracts.  We recorded a realized loss associated with the settlement of these contracts of less than $1 million in the second quarter of 2012 in other income (expense), net in our Consolidated Statement of Operations.

In April 2012, we purchased two additional forward contracts with a notional amount totaling $25 million to reduce the risk of currency exposure related to the remaining two annual installments of the receivable.  We use fair value accounting methods for these contracts and have recorded a loss of $1 million reflecting the changes in the fair market value of these contracts in other income (expense), net in our Consolidated Statement of Operations for the second quarter of 2012.  The resulting net liability of the changes in fair market value of these contracts has been accounted for in other long-term assets of $1 million in our Consolidated Balance Sheet.

There have been no other significant changes in market risk during the quarter ended June 30, 2012.

ITEM 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures

As of June 30, 2012, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                OTHER INFORMATION

ITEM 1.  Legal Proceedings

See Note 17 — Legal Proceedings and Contingencies in our Notes to Consolidated Financial Statements for a description of our legal proceedings.

ITEM 1A.  Risk Factors

Our risk factors are described in our 2011 Annual Report on Form 10-K.  Investors are encouraged to review those risk factors in detail before making any investment in our securities.  Except as described below, there have been no significant changes in our risk factors during the quarter ended June 30, 2012.

Current environmental, health and safety regulations, including chemical safety regulations, changes in existing regulations, and shifts in perceptions of our products among regulators and the public, could have a negative impact on our results of operations and cash flows.

Recently, there has been increased scrutiny by regulatory authorities, legislative bodies, environmental interest groups and the media in the United States and other countries of certain brominated flame retardants.  In a related development, the State of California in June 2012 announced its intention to review and update its flame retardance standards for filling materials used in upholstered furniture and is expected to propose revised standards in the third quarter of 2012.  In view of the size of the California market and the historical influence of California regulatory initiatives on regulators and consumers elsewhere in the United States, the impact of any revised California standard could potentially reach beyond the state.  The threat of additional regulation or concern about the impact of brominated flame retardants on human health or the environment or changes in existing or additional government regulations, including limitations or bans on the use of certain brominated flame retardants, may result in a decline in our net sales of certain brominated flame retardants and adversely effect our results of operations and cash flows.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities During the Second Quarter of 2012

On October 18, 2011, we announced that our Board had authorized us to repurchase up to $50 million of our common stock over the next twelve months.  The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  As of June 30, 2012, the cumulative authorized repurchase allowance was $50 million, of which we had purchased 2.7 million shares for $31 million.  The remaining allowance under the program was approximately $19 million. On July 31, 2012, our Board authorized an increase in our share repurchase program from $50 million to up to $100 million and extended the program to November 2013.

The following table provides information about our repurchases of equity securities during the quarter ended June 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions)		(in millions)	(in millions)
April 1, 2012 - April 30, 2012	—	$—	—	$28
May 1, 2012 - May 31, 2012	0.1	$14.39	0.1	$26
June 1, 2012 - June 30, 2012	0.6	$14.21	0.6	$19
Total	0.7		0.7

ITEM 6.  Exhibits

The following documents are filed as part of this report:

Number	Description

31.1	Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 302).

31.2	Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 302).

32.1	Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 906).

32.2	Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 906).

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

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

CHEMTURA CORPORATION

(Registrant)

Date: August 1, 2012	/s/ Kevin V. Mahoney

Name: Kevin V. Mahoney
Title: Senior Vice President, Corporate Controller and Chief Accounting Officer