Form 10-Q
period 2012-09-30
Chemtura CORP
filed 2012-11-05
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

The number of shares of common stock outstanding as of the latest practicable date is as follows

Class	Number of shares outstanding at September 30, 2012
Common Stock - $.01 par value	97,731,778

CHEMTURA CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2012

PART I.    FINANCIAL INFORMATION

ITEM 1.     Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Quarters and nine months ended September 30, 2012 and 2011

(In millions, except per share data)

	Quarters ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales	$743	$773	$2,296	$2,348

Cost of goods sold	551	599	1,720	1,789
Selling, general and administrative	77	84	233	255
Depreciation and amortization	36	35	104	106
Research and development	12	11	37	33
Facility closures, severance and related costs	1	—	24	—
Impairment charges	35	—	36	3
Changes in estimates related to expected allowable claims	(1)	—	1	1
Equity income	(1)	(1)	(2)	(3)
Operating income	33	45	143	164
Interest expense	(17)	(16)	(47)	(48)
Other expense, net	(6)	(1)	(3)	(1)
Reorganization items, net	(1)	(6)	(4)	(19)
Earnings before income taxes	9	22	89	96
Income tax expense	(2)	(13)	(9)	(10)
Net earnings	7	9	80	86
Less: Net loss (earnings) attributed to non-controlling interests	2	—	1	(1)
Net earnings attributable to Chemtura	$9	$9	$81	$85
Basic and diluted per share information - attributable to Chemtura
Net earnings attributable to Chemtura	$0.09	$0.09	$0.82	$0.85
Weighted average shares outstanding - Basic	97.9	100.3	98.4	100.2
Weighted average shares outstanding - Diluted	98.2	100.5	98.8	100.4

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Quarters and nine months ended September 30, 2012 and 2011

(In millions)

	Quarters ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net earnings	$7	$9	$80	$86
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	37	(64)	15	(20)
Unrecognized pension and other post-retirement benefit costs	7	3	6	6
Comprehensive income (loss)	51	(52)	101	72
Comprehensive income attributable to non-controlling interests	2	—	1	(1)
Comprehensive income (loss) attributable to Chemtura	$53	$(52)	$102	$71

See accompanying notes to Consolidated Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2012 (Unaudited) and December 31, 2011

(In millions, except par value data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$187	$180
Restricted cash	—	5
Accounts receivable, net	490	458
Inventories, net	566	542
Other current assets	173	136
Total current assets	1,416	1,321
NON-CURRENT ASSETS
Property, plant and equipment, net	742	752
Goodwill	177	174
Intangible assets, net	369	392
Other assets	216	216
Total assets	$2,920	$2,855
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$5	$5
Accounts payable	210	173
Accrued expenses	195	194
Income taxes payable	10	18
Total current liabilities	420	390
NON-CURRENT LIABILITIES
Long-term debt	749	748
Pension and post-retirement health care liabilities	413	460
Other liabilities	200	211
Total liabilities	1,782	1,809
STOCKHOLDERS’ EQUITY
Common stock - $0.01 par value Authorized - 500.0 shares Issued - 100.3 shares at September 30, 2012 and 98.3 shares at December 31, 2011	1	1
Additional paid-in capital	4,356	4,353
Accumulated deficit	(2,868)	(2,949)
Accumulated other comprehensive loss	(325)	(346)
Treasury stock- at cost - 2.6 shares at September 30, 2012 and 2.0 shares at December 31, 2011	(33)	(22)
Total Chemtura stockholders’ equity	1,131	1,037
Non-controlling interest	7	9
Total stockholders’ equity	1,138	1,046
Total liabilities and stockholders’ equity	$2,920	$2,855

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30, 2012 and 2011

(In millions)

	Nine months ended September 30,
	2012	2011
Increase (decrease) in cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$80	$86
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment charges	36	3
Depreciation and amortization	104	106
Stock-based compensation expense	14	22
Reorganization items, net	1	2
Changes in estimates related to expected allowable claims	1	1
Equity income	(2)	(3)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(33)	(11)
Inventories	(23)	(37)
Accounts payable	36	(14)
Pension and post-retirement health care liabilities	(71)	(74)
Other	(32)	10
Net cash provided by operating activities	111	91
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	9	—
Payments for acquisitions	—	(33)
Capital expenditures	(94)	(92)
Net cash used in investing activities	(85)	(125)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from ABL Facility, net	—	20
Proceeds from A/R Financing Facility, net	2	—
(Payments on) proceeds from other short term borrowings, net	(3)	5
Common shares acquired	(20)	—
Payment for debt issuance costs	(1)	—
Proceeds from exercise of stock options	2	1
Net cash (used in) provided by financing activities	(20)	26
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	1	(2)
Change in cash and cash equivalents	7	(10)
Cash and cash equivalents at beginning of period	180	201
Cash and cash equivalents at end of period	$187	$191

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)                                     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Chemtura Corporation together with our consolidated subsidiaries, is dedicated to delivering innovative, application-focused specialty chemical and consumer product offerings.  Our corporate headquarters is located at 1818 Market Street, Suite 3700, Philadelphia, PA 19103.  Our principal executive offices are located at 1818 Market Street, Suite 3700, Philadelphia, PA 19103 and at 199 Benson Road, Middlebury, CT 06749.  We operate in a wide variety of end-use industries including agriculture, automotive, construction, electronics, lubricants, packaging, plastics for durable and non-durable goods, pool and spa chemicals, and transportation.

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

The information in the foregoing Consolidated Financial Statements for the quarters and nine months ended September 30, 2012 and 2011 is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to our Consolidated Financial Statements.

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

We operated as a debtor-in-possession (“DIP”) under the protection of the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) from March 18, 2009 (the “Petition Date”) through November 10, 2010 (the “Effective Date”).  From the Petition Date through the Effective Date, our Consolidated Financial Statements were prepared in accordance with Accounting Standards Codification (“ASC”) Section 852-10-45, Reorganizations — Other Presentation Matters (“ASC 852-10-45”) which requires that financial statements, for periods during the pendency of our voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11”) filings, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain income, expenses, realized gains and losses and expenses for losses that are realized or incurred in the Chapter 11 cases are recorded in Reorganization items, net in our Consolidated Statements of Operations.  As of September 30, 2012, the Bankruptcy Court has entered orders granting final decrees closing all of the Debtors’ Chapter 11 cases except the Chapter 11 case of Chemtura Corporation.

The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the period ended December 31, 2011 (the “2011 Annual Report on Form 10-K”).  The consolidated results of operations for the quarter and nine months ended September 30, 2012 are not necessarily indicative of the results expected for the full year.

Accounting Policies and Other Items

Cash and cash equivalents include bank term deposits with original maturities of three months or less.  Included in cash and cash equivalents in our Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 is less than a million and $1 million, respectively, of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Included in our restricted cash balance at December 31, 2011 is $5 million of cash on deposit for the settlement of disputed bankruptcy claims that existed at the Effective Date.

Included in accounts receivable are allowances for doubtful accounts of $15 million and $20 million as of September 30, 2012 and December 31, 2011, respectively.

During the nine months ended September 30, 2012 and 2011, we made interest payments of approximately $52 million.  During the nine months ended September 30, 2012 and 2011, we made payments for income taxes (net of refunds) of $29 million and $8 million, respectively.

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

2)                                 ACQUISITIONS AND DIVESTITURES

Acquisitions

On September 26, 2012, we announced that we entered into a Business Transfer Agreement (“BTA”) with Solaris ChemTech Industries Limited (“Solaris ChemTech”), an Indian Company, and Avantha Holdings Limited, an Indian Company and the parent company of Solaris ChemTech (collectively, “Solaris”).  As provided in the BTA, we have agreed to purchase from Solaris certain assets used in the manufacture and distribution of bromine and bromine chemicals for cash consideration of $142 million and the assumption of certain liabilities.  The purchase price is subject to a post-closing net working capital adjustment.  The acquisition is subject to usual and customary closing conditions and is expected to close as soon as practicable.

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

Divestitures

On November 28, 2011, we sold our 50% interest in Tetrabrom Technologies Ltd. for net consideration of $38 million. The consideration will be paid over a three year period beginning in April 2012.  A payment of $9 million was received in April 2012. A pre-tax gain of $27 million was recorded on the sale in the fourth quarter of 2011.  In February 2012, we purchased forward contracts with a notional amount of $38 million to reduce the risk of currency exposure related to the three annual installments of this receivable which matured in April 2012.  In April 2012, we purchased two additional forward contracts totaling $25 million to reduce the risk of currency exposure related to the remaining two annual installments of the receivable (see Note 13 — Derivative Instruments and Hedging Activities for additional information).

3)                                 RESTRUCTURING AND ASSET IMPAIRMENT ACTIVITIES

Restructuring

On April 30, 2012, our Board of Directors (the “Board”) approved a restructuring plan providing for, among other things, the closure of our Industrial Performance Product segment’s antioxidants manufacturing facility in Pedrengo, Italy.  The Board also approved actions to improve the operating effectiveness of certain global corporate functions.  This plan is expected to achieve significant gains in efficiency and costs.  The plant closure is expected to be completed by the first quarter of 2013.  The total cost of the restructuring plan is estimated to be approximately $40 million of which approximately $6 million will consist of non-cash charges.  We recorded a pre-tax charge of $28 million in the nine months ended September 30, 2012, which included $2 million for accelerated depreciation of property, plant and equipment included in depreciation and amortization, $2 million for accelerated asset retirement obligations included in cost of goods sold (“COGS”), and $24 million for severance and other obligations related to the Pedrengo closure and corporate initiatives included in facility closures, severance and related costs with the balance of the costs being expensed as incurred through 2013.

In November 2011, our Board approved a restructuring plan intended to make Chemtura AgroSolutions more cost efficient by centralizing certain functions regionally and consolidating laboratory activities in North America. Costs related to this plan were immaterial for the three and nine months ended September 30, 2012.

A summary of the changes in the liabilities established for restructuring programs is as follows:

(In millions)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at December 31, 2011	$1	$—	$1
2012 charge	12	2	14
Cash payments	(3)	(2)	(5)
Adjustments	(1)		(1)
Balance at September 30, 2012	$9	$—	$9

In addition, we recorded a charge of approximately $10 million included in facility closures, severance and related costs for the quarter ended June 30, 2012 to reflect the write-off of a receivable for which collection is no longer probable as a result of the restructuring actions.  The amounts accrued for all of our corporate restructuring programs are $9 million at September 30, 2012 and $1 million at December 31, 2011 and were included in accrued expenses.

Asset Impairments

During the third quarter of 2012, we completed an assessment of  an initiative to monetize portfolio assets relating to certain  products in our Industrial Performance Product group.  As of September 30, 2012, we considered it more-likely-than-not that the initiative would become effective before the end of 2012.   In performing the impairment analysis, we probability weighted the possible outcomes of the initiative as of September 30, 2012. Based on this analysis, the expected undiscounted cash flows were insufficient to recover the carrying values of  assets of the component of the segment to which the initiative relates.  We estimated the fair value using various income and market approaches to calculate the impairment charge. We recorded an asset impairment charge on our Consolidated Statement of Operations, of which  $26 million related to property, plant and equipment, net and $9 million related to intangible assets, net on our Consolidated Balance Sheets.

4)                                     INVENTORIES

Components of inventories are as follows:

	September 30,	December 31,
(In millions)	2012	2011
Finished goods	$377	$348
Work in process	44	43
Raw materials and supplies	145	151
	$566	$542

Included in the above net inventory balances are inventory obsolescence reserves of approximately $18 million at September 30, 2012 and December 31, 2011.

5)                                     PROPERTY, PLANT AND EQUIPMENT

	September 30,	December 31,
(In millions)	2012	2011
Land and improvements	$81	$85
Buildings and improvements	242	240
Machinery and equipment	1,278	1,238
Information systems equipment	189	175
Furniture, fixtures and other	33	31
Construction in progress	88	121
	1,911	1,890
Less: accumulated depreciation	1,169	1,138
	$742	$752

Depreciation expense was $27 million and $25 million for the quarters ended September 30, 2012 and 2011, respectively, and $77 million for the nine months ended September 30, 2012 and 2011.  Depreciation expense included accelerated depreciation of certain fixed assets associated with our restructuring programs of $1 million for the quarter ended September 30, 2012 and $2 million and $1 million for the nine months ended September 30, 2012 and 2011, respectively.

We recorded a $26 million charge to impair certain property, plant and equipment of the Industrial Performance Products segment as of September 30, 2012.  In accordance with ASC 360-10-35-20, we have reduced the carrying value of the impaired assets to their estimated fair value (see Note 3 - Restructuring and Asset Impairment Activities).

6)                                     GOODWILL AND INTANGIBLE ASSETS

Our goodwill balance was $177 million at September 30, 2012 and $174 million at December 31, 2011. The goodwill is allocated to the Industrial Performance Products segment.  The goodwill balance at September 30, 2012 and December 31, 2011 reflected accumulated impairments of $90 million.

We have elected to perform our annual goodwill impairment procedures for all of our reporting units in accordance with ASC Subtopic 350-20, Intangibles — Goodwill and Other - Goodwill (“ASC 350-20”) as of July 31, or sooner, if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  We estimate the fair value of our reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods (Level 3 inputs as described in Note 14— Financial Instruments and Fair Value Measurements).  The assessment is required to be performed in two steps: step one to test for a potential impairment of goodwill and, if potential impairments are identified, step two to measure the impairment loss through a full fair valuing of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting. We concluded that no goodwill impairment existed in any of our reporting units based on the annual review as of July 31, 2012.

We continually monitor and evaluate business and competitive conditions that affect our operations and reflects the impact of these factors in our financial projections.  If permanent or sustained changes in business or competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

Our intangible assets (excluding goodwill) are comprised of the following:

	September 30, 2012			December 31, 2011
(In millions)	Gross Cost	Accumulated Amortization	Net Intangibles	Gross Cost	Accumulated Amortization	Net Intangibles
Patents	$125	$(73)	$52	$128	$(70)	$58
Trademarks	254	(74)	180	262	(71)	191
Customer relationships	140	(50)	90	146	(50)	96
Production rights	46	(31)	15	46	(28)	18
Other	77	(45)	32	70	(41)	29
Total	$642	$(273)	$369	$652	$(260)	$392

The decrease in gross intangible assets since December 31, 2011 is primarily due to impairment and related adjustments of $24 million offset by additions of $11 million and foreign currency translation of $3 million.

Amortization expense related to intangible assets amounted to $9 million for the quarters ended September 30, 2012 and 2011, and $27 million and $29 million for the nine months ended September 30, 2012 and 2011, respectively.

We recorded a $9 million charge to impair certain intangible assets of the Industrial Performance Products segment as of September 30, 2012.  In accordance with ASC 360-10-35-20, we have reduced the carrying value of the impaired assets to their estimated fair value (see Note 3 - Restructuring and Asset Impairment Activities).

7)                                     DEBT

Our debt is comprised of the following:

	September 30,	December 31,
(In millions)	2012	2011
7.875% Senior Notes due 2018	$452	$452
Term Loan due 2016	293	293
A/R Financing Facility	2	—
Other borrowings	7	8
Total Debt	754	753
Less: A/R Financing Facility	(2)	—
Less: Other short-term borrowings	(3)	(5)
Long-term debt	$749	$748

Financing Facilities

On August 27, 2010, we completed a private placement offering under Rule 144A of $455 million aggregate principal amount of 7.875% senior notes due 2018 (the “Senior Notes”) at an issue price of 99.269% in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933.  We also entered into a senior secured term facility credit agreement due 2016 (the “Term Loan”) with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Term Loan permits us to increase the size of the facility by up to $125 million.  On September 7, 2012, we announced that we would commence a process to raise up to an additional $125 million aggregate principal amount on the Term Loan for the purpose of funding potential investment opportunities and for general corporate purposes.  On November 10, 2010, we entered into a five-year senior secured revolving credit facility available through 2015 (the “ABL Facility”) for an amount up to $275 million, subject to availability under a borrowing base (with a $125 million letter of credit sub-facility).  The ABL Facility permits us to increase the size of the facility by up to $125 million subject to obtaining lender commitments to provide such increase.  At September 30, 2012, we had no borrowings under the ABL Facility and $14 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility.  At December 31, 2011, we had no borrowings under the ABL Facility, but we had $15 million of outstanding letters of credit.  At September 30, 2012 and December 31, 2011, we had approximately $228 million and $201 million, respectively of undrawn availability under the ABL Facility.

These facilities contain covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures.  The Term Loan requires that we meet certain quarterly financial maintenance covenants including a maximum Secured Leverage Ratio (as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0.  The ABL Facility contains a springing financial covenant requiring a minimum trailing 12-month fixed charge coverage ratio (as defined in the agreement) of 1.1 to 1.0 at all times during any period from the date when the amount available for borrowings under the ABL Facility falls below the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments until such date such available amount has been equal to or greater than the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments for 45 consecutive days.  As of September 30, 2012, we were in compliance with the covenant requirements of these financing facilities.

Accounts Receivable Financing Facility

On October 26, 2011, certain of our European subsidiaries (the “Sellers”) entered into a trade receivables financing facility (the “A/R Financing Facility”) with GE FactoFrance SAS as purchaser (the “Purchaser”).  Pursuant to the A/R Financing Facility, and subject to certain conditions stated therein, the Purchaser has agreed to purchase from the Sellers, on a revolving basis, certain trade receivables up to a maximum amount outstanding at any time of €68 million (approximately $88 million).  The A/R Financing Facility is uncommitted and has an indefinite term.  Since availability under the A/R Financing Facility is expected to vary depending on the value of the Seller’s eligible trade receivables, the Sellers’ availability under the A/R Financing Facility may increase or decrease from time to time.  The monthly financing fee on the drawn portion of the A/R Financing Facility is the applicable Base Rate plus 1.50%.  In addition, the A/R Financing Facility is subject to a minimum commission on the annual volume of transferred receivables.  At September 30, 2012, $2 million of international accounts receivables were outstanding under this facility.  Cost associated with this facility of $1 million and $3 million for the quarter and nine months ended September 30, 2012, respectively, is included in interest expense in our Consolidated Statement of Operations.  We had no outstanding advances under the A/R Financing Facility for the period ending December 31, 2011.

8)                                     INCOME TAXES

We reported an income tax expense of $2 million and $13 million for the quarters ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012 and 2011, we reported income tax expense of $9 million and  $10 million, respectively.  The tax expense reported for the quarter and nine months ended September 30, 2012 reflects fluctuations in jurisdictional profitability, the tax benefit of an impairment charge against certain long-lived assets in our Industrial Performance Products segment, as well as the tax benefit of the second quarter restructuring charge.  The tax expense reported for the nine months ended September 30, 2011 included a decrease in deferred foreign income taxes of approximately $17 million that had been recorded in an international jurisdiction in prior years and an increase in foreign income taxes of approximately $5 million relating to a foreign tax matter dating back to the 1990s.  The tax benefit was recorded after receiving approval from the international jurisdiction to change our filing position.  We have offset our current and prior period quarter and year-to-date U.S. income with net operating loss carryforwards and reduced the associated valuation allowance. We will continue to adjust our tax provision through the establishment or reduction of non-cash valuation allowances until we determine that it is more-likely than not that the net deferred tax assets associated with our U.S. operations will be utilized.

We have net liabilities related to unrecognized tax benefits of $47 million and $46 million at September 30, 2012 and December 31, 2011, respectively. The increase is primarily due to currency fluctuation.

We recognize interest and penalties related to unrecognized tax benefits as income tax expense.  Accrued interest and penalties are included within the related liability captions in our Consolidated Balance Sheet.

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $8 million within the next year.  This reduction may occur due to the expiration of the statute of limitations or conclusion of examinations by tax authorities.  We further expect that the amount of unrecognized tax benefits will continue to change as a result of ongoing operations, the outcomes of audits and the expiration of the statue of limitations. This change is not expected to have a significant impact on our financial condition.

9)                                     ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss (“AOCL”), net of tax at September 30, 2012 and December 31, 2011, are as follows:

	September 30,	December 31,
(In millions)	2012	2011
Foreign currency translation adjustments	$68	$53
Unrecognized pension and other post-retirement benefit costs	(393)	(399)
Accumulated other comprehensive loss	$(325)	$(346)

10)                              EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings per common share is based on the weighted average number of common and common share equivalents outstanding.

The following is a reconciliation of the shares used in the computation of earnings per share:

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011
Weighted average shares outstanding - Basic	97.9	100.3	98.4	100.2
Dilutive effect of common share equivalents	0.3	0.2	0.4	0.2
Weighted average shares outstanding - Diluted	98.2	100.5	98.8	100.4

At September 30, 2011, 1 million shares with performance criteria were excluded from the calculation of diluted earnings per share because the specified performance criteria for the vesting of these shares had not yet been met.  The shares could be dilutive in the future if the specified performance criteria are met.

On October 18, 2011, we announced that our Board had authorized us to repurchase up to $50 million of our common stock over the next twelve months. On July 31, 2012, our Board authorized an increase in our share repurchase program from $50 million to up to $100 million and extended the program through November 2013. The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  During the quarter ended September 30, 2012, we purchased 0.7 million shares for $10 million and during the nine months ended September 30, 2012, we purchased 1.4 million shares for $20 million.  As of September 30, 2012, we had total purchases of 3.4 million shares for $41 million under this program.

11)                              STOCK INCENTIVE PLANS

In 2010, we adopted the Chemtura Corporation 2010 Long-Term Incentive Plan (the “2010 LTIP”), which was approved by the Bankruptcy Court and became effective upon our emergence from Chapter 11.  The 2010 LTIP provides for grants of nonqualified stock options (“NQOs”), incentive stock options (“ISOs”), stock appreciation rights, dividend equivalent rights, stock units, bonus stock, performance awards, share awards, restricted stock, time-based restricted stock units “RSUs” and performance-based RSUs.  The 2010 LTIP provides for the issuance of a maximum of 11 million shares.  NQOs and ISOs may be granted under the 2010 LTIP at prices equal to the fair market value of the underlying common shares on the date of the grant.  All outstanding stock options will expire not more than ten years from the date of the grant.  As of September 30, 2012, grants authorized under the 2010 LTIP included the 2009 Emergence Incentive plan (the “2009 EIP”), the 2010 Emergence Incentive Plan (the “2010 EIP”), the 2011 long-term incentive awards (the “2011 Awards”), the 2012 long-term incentive awards (the “2012 Awards”) and the 2010 Emergence Award Plan (the “2010 EAP”), as well as grants made to the Board under the Director Compensation Program.  All grants of NQOs have an exercise price equal to the fair market value of the underlying common stock at the date of grant.

Stock-based compensation expense was $4 million and $6 million for the quarters ended September 30, 2012 and 2011, respectively, and $14 million and $22 million for the nine months ended September 30, 2012 and 2011, respectively.  Stock-based compensation expense was primarily reported in SG&A.

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

We use the Black-Scholes option-pricing model to determine the fair value of NQOs.  We have elected to recognize compensation cost for awards of NQOs equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average fair value of stock options granted during the nine months ended September 30, 2012 and 2011 was $8.14 and $8.39, respectively.

Total remaining unrecognized compensation expense associated with unvested NQOs at September 30, 2012 was $9 million, which will be recognized over the weighted average period of approximately 2 years.

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

In March 2011, we established the initial allocations under the 2010 EAP, which was previously approved by the Bankruptcy Court and provided designated participants with the opportunity to share in a pool of up to 1 million fully vested shares of common stock.  The portion of the 2010 EAP pool to be distributed was determined by Chemtura’s consolidated earnings before interest, taxes, depreciation and amortization expense (“EBITDA”) during the 2011 fiscal year.  In March 2012, the compensation committee approved the allocation of specified percentage interests in the 2010 EAP pool among designated participants, including our named executive officers.  Under the formula approved by the Bankruptcy Court, our 2011 consolidated EBITDA resulted in a payout of 57% of the total 2010 EAP pool of 1 million shares, or 0.6 million, which were distributed to the participants in March 2012.

In February 2011, we granted 0.1 million time-based RSUs to non-employee directors with a fair market value of the quoted closing price of our stock on that date.  These RSUs vest ratably over a two-year period.

Total remaining unrecognized compensation expense associated with unvested time-based RSUs and performance shares at September 30, 2012 was $14 million, which will be recognized over the weighted average period of approximately 2 years.

Employee Stock Purchase Plan

In May 2012, our shareholders approved the Chemtura Corporation 2012 Employee Stock Purchase Plan (the “ESPP”).  This plan permits eligible employees to annually elect to have up to 10% of their compensation withheld and applied to the purchase of shares of Chemtura’s common stock.  Purchases are made at the end of quarterly offering periods and are based on the lower of the fair market value of the shares on the first and last trading days during the offering period.  The first offering period was for the calendar quarter ending September 30, 2012.  A total of one million shares are authorized to be issued under the ESPP, including up to 0.1 million shares per offering period and 0.3 million shares per plan year.  As of September 30, 2012, approximately one million shares are available for future issuance under this plan.

12)                              PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of our defined benefit plans net periodic benefit (credit) cost for the quarters and nine months ended September 30, 2012 and 2011 are as follows:

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Quarters ended September 30,		Quarters ended September 30,		Quarters ended September 30,
(In millions)	2012	2011	2012	2011	2012	2011
Service cost	$1	$1	$—	$—	$—	$—
Interest cost	10	11	5	5	2	1
Expected return on plan assets	(14)	(14)	(5)	(4)	—	—
Amortization of prior service cost	—	3	—	1	(1)	—
Amortization of actuarial losses	4	—	1	—	—	(1)
Net periodic benefit cost	$1	$1	$1	$2	$1	$—

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011	2012	2011
Service cost	$1	$1	$2	$2	$—	$1
Interest cost	32	34	15	16	4	3
Expected return on plan assets	(41)	(42)	(16)	(13)	—	—
Amortization of prior service cost	—	9	—	2	(4)	1
Amortization of actuarial losses	11	—	2	—	2	(4)
Net periodic benefit cost	$3	$2	$3	$7	$2	$1

For the nine months ended September 30, 2012, we contributed $40 million to our U.S. qualified pension plans, $2 million to our U.S. non-qualified pension plans and $31 million to our international pension plans, which included $24 million to our UK Pension Plan discussed below.  Contributions to post-retirement health care plans for the nine months ended September 30, 2012 were $9 million.

On November 18, 2009, the Bankruptcy Court entered an order (the “2009 OPEB Order”) approving, in part, our motion (the “2009 OPEB Motion”) requesting authorization to modify certain post-retirement welfare benefits (the “OPEB Benefits”) under our post-retirement welfare benefit plans (the “OPEB Plans”), including the OPEB Benefits of certain Uniroyal salaried retirees (the “Uniroyal Salaried Retirees”).  On April 5, 2010, the Bankruptcy Court entered an order denying the Uniroyal Salaried Retirees’ motion to reconsider the 2009 OPEB Order based, among other things, on the Uniroyal Salaried Retirees’ failure to file a timely objection to the 2009 OPEB Motion. On April 8, 2010, the Uniroyal Salaried Retirees appealed the Bankruptcy Court’s April 5, 2010 order and on April 14, 2010, sought a stay pending their appeal (the “Stay”) of the 2009 OPEB Order as to our right to modify the OPEB Benefits. On April 21, 2010, the Bankruptcy Court ordered us not to modify the Uniroyal Salaried Retirees’ OPEB Benefits pending a hearing and decision as to the Stay.  After consulting with the official committees of unsecured creditors and equity security holders, we requested that the Bankruptcy Court have a hearing to decide, as a matter of law, whether we have the right to modify the OPEB Benefits of the Uniroyal Salaried Retirees as requested in the 2009 OPEB Motion.  In November 2011, we reached an agreement in principle with a steering committee of the Uniroyal Salaried Retirees resolving all disputes concerning the 2009 OPEB Motion. On February 21, 2012, we filed a motion with the Bankruptcy Court seeking approval of a settlement stipulation with the steering committee of the Uniroyal Salaried Retirees based upon the prior agreement in principle and authorizing us to implement changes to the OPEB Benefits of all Uniroyal Salaried Retirees based upon the settlement stipulation and as a partial grant of the relief requested in the 2009 OPEB Motion.  The Bankruptcy Court approved the motion at a hearing held on March 29, 2012.  The changes were communicated to the participants in May 2012.  The impact of the change was an $8 million increase to the projected benefit obligation, which we recorded in the second quarter of 2012 as an increase to the pension and post-retirement healthcare liabilities, with an offset to accumulated other comprehensive loss on our Consolidated Balance Sheet at September 30, 2012.

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

There is also an evaluation being undertaken as to whether additional benefit obligations exist in connection with the equalization of certain benefits under the UK Pension Plan that occurred in the early 1990s. Based on the results of the evaluation to date, $8 million of expense was recorded in the fourth quarter of 2011, which may be subject to adjustment as further information is gathered as part of the evaluation. Upon completion of the evaluation and the finalization of the liability with respect to additional benefit obligations, additional cash contributions to the UK Pension Plan may be required starting in 2013.  There were no changes to the evaluation during the third quarter of 2012.

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

On November 28, 2011, we sold our 50% interest in Tetrabrom Technologies Ltd. for net consideration of $38 million. The consideration will be paid in equal annual installments over a three year period. A pre-tax gain of $27 million was recorded on the sale in the fourth quarter of 2011.  In February 2012, we purchased two forward contracts with a notional amount totaling $38 million to reduce the risk of currency exposure related to the three annual installments of this receivable.  These contracts came due on the same day we received the first annual installment. We used fair value accounting methods for these contracts.  We recorded a realized loss associated with the settlement of these contracts of less than $1 million in the nine months ended September 30, 2012 in other expense, net in our Consolidated Statement of Operations.

In April 2012, we purchased two additional forward contracts with a notional amount totaling $25 million to reduce the risk of currency exposure related to the remaining two annual installments of the receivable.  We use fair value accounting methods for these contracts and have recorded a loss of less than $1 million reflecting the changes in the fair market value of these contracts in other expense, net in our Consolidated Statement of Operations for the quarter and nine months ended September 30, 2012.  The resulting net liability of the changes in fair market value of these contracts of less than $1 million has been accounted for in other current assets and other assets in our Consolidated Balance Sheet.

In June 2012, we purchased and settled a forward contract with a notional amount totaling $8 million to reduce the risk of currency exposure related to the payment of an intercompany payable denominated in Mexican Pesos.  We used fair value accounting methods for these contracts and have recorded a gain of less than $1 million reflecting the changes in the fair market value of these contracts in other expense, net in our Consolidated Statement of Operations for the nine months ended September 30, 2012.

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

The following table presents the carrying amounts and estimated fair values of material financial instruments used by us in the normal course of business:

	As of September 30, 2012		As of December 31, 2011
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Total debt	$754	$805	$753	$777

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

Level 1 fair value measurements in 2012 and 2011 included securities purchased in connection with the deferral of compensation, our match and investment earnings related to the supplemental savings plan. These securities are considered our general assets until distributed to the participant and are included in other assets in our Consolidated Balance Sheets.  A corresponding liability is included in other liabilities at September 30, 2012 and December 31, 2011 in our Consolidated Balance Sheets.  Quoted market prices were used to determine fair values of these Level 1 investments which are held in a trust with a third-party brokerage firm.  The fair value of the asset and corresponding liability was $1 million at September 30, 2012 and December 31, 2011.  Level 2 fair value measurements are used to value our foreign currency forward contracts (see Note 13 — Derivative Instruments and Hedging Activities.)  For the nine months ended September 30, 2012, there were no transfers into or out of Levels 1 and 2.

Level 3 fair value measurements are utilized in our impairment reviews of Goodwill (see Note 6 — Goodwill and Intangible Assets).  Level 1, 2 and 3 fair value measurements are utilized for defined benefit plan assets in determining the funded status of our pension and post-retirement benefit plan liabilities on an annual basis (at December 31).

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

The following is a summary of the change in the carrying amount of the asset retirement obligations for the quarters and nine months ended September 30, 2012 and 2011 and the net book value of assets related to the asset retirement obligations at September 30, 2012 and 2011:

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011
Asset retirement obligation balance at beginning of period	$22	$21	$21	$23
Accretion expense (income) — cost of goods sold (a)	1	1	3	(1)
Payments	—	(1)	(1)	(2)
Reclassifications	—	—	—	1
Asset retirement obligation balance at end of period	$23	$21	$23	$21
Net book value of asset retirement obligation assets at end of period	$1	$1	$1	$1

(a)          The accretion expense for the nine months ended September 30, 2012 reflects the acceleration of obligations related to the Pedrengo, Italy facility due to the shutdown approved on April 30, 2012.  The accretion reversal for the nine months ended September 30, 2011 was primarily due to the extension of the retirement dates for various pipelines and wells related to the El Dorado, Arkansas facility.

Depreciation expense for the quarters and nine months ended September 30, 2012 and 2011 was less than $1 million.

At September 30, 2012 and December 31, 2011, $7 million and $6 million, respectively of asset retirement obligations were included in accrued expenses and $16 million and $15 million, respectively, were included in other liabilities on the Consolidated Balance Sheet.

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

In July 2012, we made a final distribution to Holders of Interests under the Plan including all amounts remaining in the Disputed Claims Reserve.  The final distribution included $3 million in stock valued at the Plan valuation.

As of September 30, 2012, the Bankruptcy Court has entered orders granting final decrees closing all of the Debtors’ Chapter 11 cases except the Chapter 11 case of Chemtura Corporation.

On October 2, 2012, the Bankruptcy Court granted the motion of Momentive Performance Materials, Inc. (“Momentive”) for an order granting our prior motion under the Plan to assume our executory contract with Momentive and directing payment of a purportedly agreed cure claim.  After a contested hearing, the Bankruptcy Court granted the motion by order dated October 17, 2012.  The payment of the cure claim will resolve all claims of default under the agreement through October 2, 2012.

There remains one pending dispute before the Bankruptcy Court concerning enforcement of the discharge injunction under the Plan.  The dispute is scheduled to be heard by the Bankruptcy Court on November 13, 2012.

At September 30, 2012 there were no remaining undisbursed amounts in the Disputed Claims Reserve.

The Reorganization Items, net recorded in our Consolidated Statements of Operations related to our Chapter 11 cases comprise the following:

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011
Professional fees	$1	$2	$3	$14
Severance and closure costs (a)	—	1	—	1
Claim settlements, net (b)	—	3	1	4
Total reorganization items, net	$1	$6	$4	$19

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

On June 6, 2011, our subsidiary Great Lakes Chemical Corporation received a proposed Consent Administrative Order (“CAO”) from the Arkansas Department of Environmental Quality alleging violations of the Resource Conservation and Recovery Act in conjunction with its facility located in El Dorado, Arkansas.  The violations alleged in the CAO were settled in May 2012 for a penalty of less than $1 million which was paid in August 2012.  This settlement fully resolves the matter.

The total amount accrued for environmental liabilities as of September 30, 2012 and December 31, 2011 was $85 million and $88 million, respectively.  At September 30, 2012 and December 31, 2011, $16 million and $18 million, respectively, of these environmental liabilities were reflected as accrued expenses and $69 million and $70 million, respectively, were reflected as other liabilities.  We estimate that the reasonably possible ongoing environmental liabilities could range up to $100 million at September 30, 2012.  Our accruals for environmental liabilities include estimates for determinable clean-up costs.  We recorded a pre-tax charge of $5 million in 2012, and made payments of $8 million during the nine months ended September 30, 2012 for clean-up costs, which reduced our environmental liabilities.  At certain sites, we have contractual agreements with certain other parties to share remediation costs.  As of September 30, 2012, no receivables are outstanding related to these agreements.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.  We intend to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  However, the final cost of clean-up at these sites could exceed our present estimates, and could have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations, or cash flows.  Our estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites.

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

Guarantees

In addition to the letters of credit of $14 million and $15 million outstanding at September 30, 2012 and December 31, 2011, respectively, we have guarantees that have been provided to various financial institutions.  At September 30, 2012 and December 31, 2011, we had $12 million and $11 million of outstanding guarantees, respectively.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking and credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

We have applied the disclosure provisions of ASC Topic 460, Guarantees (“ASC 460”), to our agreements that contain guarantee or indemnification clauses.  We are a party to several agreements pursuant to which we may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which we have an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and/or provide project capital.  Such obligations mature through August 2016.  In the event that any of the joint venture companies were to default on these loan obligations, we would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At September 30, 2012, the maximum potential future principal and interest payments due under these guarantees were $4 million.  At December 31, 2011, the maximum potential future principal and interest payments due under these guarantees were $8 million. In accordance with ASC 460, we have accrued $1 million in reserves, which represents the probability weighted fair value of these guarantees at September 30, 2012 and December 31, 2011.  The reserve has been included in other liabilities on our Consolidated Balance Sheet at September 30, 2012 and December 31, 2011 with an offset to the investment included in other assets.

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

A summary of business data for our reportable segments for the quarters and nine months ended September 30, 2012 and 2011 are as follows:

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011
Net Sales
Industrial Performance Products	$314	$342	$966	$1,048
Industrial Engineered Products	213	222	675	675
Consumer Products	102	104	344	335
Chemtura AgroSolutions	114	105	311	290
Total net sales	$743	$773	$2,296	$2,348

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011
Operating Income
Industrial Performance Products	$31	$31	$88	$100
Industrial Engineered Products	30	25	112	100
Consumer Products	10	6	25	25
Chemtura AgroSolutions	21	11	54	25
	92	73	279	250
General corporate expense, including amortization	(24)	(28)	(75)	(82)
Facility closures, severance and related costs	(1)	—	(24)	—
Impairment charges	(35)	—	(36)	(3)
Changes in estimates related to expected allowable claims	1	—	(1)	(1)
Total operating income	$33	$45	$143	$164

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

Condensed Consolidating Statement of Operations

Quarter ended September 30, 2012

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$743	$(462)	$412	$199	$594
Cost of goods sold	551	(462)	339	149	525
Selling, general and administrative	77	—	34	14	29
Depreciation and amortization	36	—	9	13	14
Research and development	12	—	5	2	5
Facility closures, severance and related costs	1	—	1	—	—
Impairment charges	35	—	10	—	25
Changes in estimates related to expected allowable claims	(1)	—	(1)	—	—
Equity Income	(1)	—	—	—	(1)
Operating income (loss)	33	—	15	21	(3)
Interest expense	(17)	—	(16)	—	(1)
Other (expense) income, net	(6)	—	(10)	1	3
Reorganization items, net	(1)	—	(1)	—	—
Equity in net earnings of subsidiaries	—	(21)	21	—	—
Earnings (loss) before income taxes	9	(21)	9	22	(1)
Income tax expense	(2)	—	—	—	(2)
Net earnings (loss)	7	(21)	9	22	(3)
Less: Net loss attributed to non-controlling interests	2	—	—	—	2
Net earnings (loss) attributable to Chemtura	$9	$(21)	$9	$22	$(1)

Condensed Consolidating Statement of Operations

Nine months ended September 30, 2012

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$2,296	$(1,422)	$1,279	$599	$1,840
Cost of goods sold	1,720	(1,422)	1,031	493	1,618
Selling, general and administrative	233	—	94	39	100
Depreciation and amortization	104	—	27	38	39
Research and development	37	—	14	7	16
Facility closures, severance and related costs	24	—	5	1	18
Impairment charges	36	—	10	—	26
Changes in estimates related to expected allowable claims	1	—	1	—	—
Equity income	(2)	—	—	—	(2)
Operating income	143	—	97	21	25
Interest expense	(47)	—	(51)	2	2
Other (expense) income, net	(3)	—	(11)	1	7
Reorganization items, net	(4)	—	(4)	—	—
Equity in net earnings of subsidiaries	—	(50)	50	—	—
Earnings before income taxes	89	(50)	81	24	34
Income tax expense	(9)	—	—	—	(9)
Net earnings	80	(50)	81	24	25
Less: Net loss attributed to non-controlling interests	1	—	—	—	1
Net earnings attributable to Chemtura	$81	$(50)	$81	$24	$26

Condensed Consolidating Statement of Comprehensive Income

Quarter ended September 30, 2012

(in millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$7	$(21)	$9	$22	$(3)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	37	—	(18)	2	53
Unrecognized pension and other post-retirement benefit costs	7	—	6	—	1
Comprehensive income (loss)	51	(21)	(3)	24	51
Comprehensive loss attributable to non-controlling interests	2	—	—	—	2
Comprehensive income (loss) attributable to Chemtura	$53	$(21)	$(3)	$24	$53

Condensed Consolidating Statement of Comprehensive Income

Nine months ended September 30, 2012

(in millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$80	$(50)	$81	$24	$25
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	15	—	(3)	—	18
Unrecognized pension and other post-retirement benefit costs	6	—	3	—	3
Comprehensive income	101	(50)	81	24	46
Comprehensive loss attributable to non-controlling interests	1	—	—	—	1
Comprehensive income attributable to Chemtura	$102	$(50)	$81	$24	$47

Condensed Consolidating Balance Sheet

As of September 30, 2012

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$1,416	$—	$385	$194	$837
Intercompany receivables	—	(8,903)	3,358	2,884	2,661
Investment in subsidiaries	—	(11,688)	1,731	1,633	8,324
Property, plant and equipment	742	—	140	271	331
Goodwill	177	—	93	3	81
Other assets	585	—	176	174	235
Total assets	$2,920	$(20,591)	$5,883	$5,159	$12,469
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$420	$—	$131	$73	$216
Intercompany payables	—	(8,903)	3,529	3,106	2,268
Long-term debt	749	—	748	—	1
Other long-term liabilities	613	—	337	59	217
Total liabilities	1,782	(8,903)	4,745	3,238	2,702
Stockholders’ equity	1,138	(11,688)	1,138	1,921	9,767
Total liabilities and stockholders’ equity	$2,920	$(20,591)	$5,883	$5,159	$12,469

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2012

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$80	$(50)	$81	$24	$25
Adjustments to reconcile net earnings to net cash provided by operations:
Impairment charges	36	—	10	—	26
Depreciation and amortization	104	—	27	38	39
Stock-based compensation expense	14	—	14	—	—
Reorganization items, net	1	—	1	—	—
Changes in estimates related to expected allowable claims	1	—	1	—	—
Equity income	(2)	—	—	—	(2)
Changes in assets and liabilities, net	(123)	50	(94)	(32)	(47)
Net cash provided by operations	111	—	40	30	41
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	9	—	—	—	9
Capital expenditures	(94)	—	(16)	(30)	(48)
Net cash used in investing activities	(85)	—	(16)	(30)	(39)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from A/R Financing Facility, net	2	—	—	—	2
Payments on other short term borrowings, net	(3)	—	—	—	(3)
Common shares acquired	(20)	—	(20)	—	—
Payment for debt issuance costs	(1)	—	—	—	(1)
Proceeds from the exercise of stock options	2	—	2	—	—
Net cash used in financing activities	(20)	—	(18)	—	(2)
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	1	—	—	—	1
Change in cash and cash equivalents	7	—	6	—	1
Cash and cash equivalents at beginning of period	180	—	35	—	145
Cash and cash equivalents at end of period	$187	$—	$41	$—	$146

Condensed Consolidating Statement of Operations

Quarter ended September 30, 2011

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$773	$(463)	$412	$188	$636
Cost of goods sold	599	(463)	350	157	555
Selling, general and administrative	84	—	36	12	36
Depreciation and amortization	35	—	9	13	13
Research and development	11	—	5	1	5
Equity income	(1)	—	—	—	(1)
Operating income	45	—	12	5	28
Interest expense	(16)	—	(18)	—	2
Other (expense) income, net	(1)	—	5	—	(6)
Reorganization items, net	(6)	—	(6)	—	—
Equity in net earnings (loss) of subsidiaries	—	(16)	17	(1)	—
Earnings before income taxes	22	(16)	10	4	24
Income tax expense	(13)	—	(1)	—	(12)
Net earnings attributable to Chemtura	$9	$(16)	$9	$4	$12

Condensed Consolidating Statement of Operations

Nine Months ended September 30, 2011

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$2,348	$(1,439)	$1,294	$572	$1,921
Cost of goods sold	1,789	(1,439)	1,070	469	1,689
Selling, general and administrative	255	—	107	39	109
Depreciation and amortization	106	—	27	38	41
Research and development	33	—	14	5	14
Impairment charges	3	—	—	1	2
Changes in estimates related to expected allowable claims	1	—	1	—	—
Equity income	(3)	—	—	—	(3)
Operating income	164	—	75	20	69
Interest expense	(48)	—	(54)	—	6
Other (expense) income, net	(1)	—	(8)	—	7
Reorganization items, net	(19)	—	(19)	—	—
Equity in net earnings (loss) of subsidiaries	—	(91)	92	(1)	—
Earnings before income taxes	96	(91)	86	19	82
Income tax expense	(10)	—	(1)	—	(9)
Net earnings	86	(91)	85	19	73
Less: Net earnings attributed to non-controlling interests	(1)	—	—	—	(1)
Net earnings attributable to Chemtura	$85	$(91)	$85	$19	$72

Condensed Consolidating Statement of Comprehensive Income

Quarter ended September 30, 2011

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$9	$(16)	$9	$4	$12
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(64)	—	21	(4)	(81)
Unrecognized pension and other post-retirement benefit costs	3	—	3	—	—
Comprehensive (loss) income	(52)	(16)	33	—	(69)
Comprehensive income attributable to non-controlling interests	—	—	—	—	—
Comprehensive (loss) income attributable to Chemtura	$(52)	$(16)	$33	$—	$(69)

Condensed Consolidating Statement of Comprehensive Income

Nine Months ended September 30, 2011

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$86	$(91)	$85	$19	$73
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(20)	—	(6)	1	(15)
Unrecognized pension and other post-retirement benefit costs	6	—	4	1	1
Comprehensive income	72	(91)	83	21	59
Comprehensive income attributable to non-controlling interests	(1)	—	—	—	(1)
Comprehensive income attributable to Chemtura	$71	$(91)	$83	$21	$58

Condensed Consolidating Balance Sheet

As of December 31, 2011

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$1,321	$—	$372	$204	$745
Intercompany receivables	—	(7,846)	2,727	2,230	2,889
Investment in subsidiaries	—	(14,617)	2,011	1,734	10,872
Property, plant and equipment	752	—	160	271	321
Goodwill	174	—	92	3	79
Other assets	608	—	226	185	197
Total assets	$2,855	$(22,463)	$5,588	$4,627	$15,103
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$390	$—	$134	$79	$177
Intercompany payables	—	(7,846)	3,201	2,491	2,154
Long-term debt	748	—	747	—	1
Other long-term liabilities	671	—	460	60	151
Total liabilities	1,809	(7,846)	4,542	2,630	2,483
Stockholders’ equity	1,046	(14,617)	1,046	1,997	12,620
Total liabilities and stockholders’ equity	$2,855	$(22,463)	$5,588	$4,627	$15,103

Condensed Consolidating Statement of Cash Flows

Nine Months ended September 30, 2011

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$86	$(91)	$85	$19	$73
Adjustments to reconcile net earnings to net cash provided by (used in) operations:
Impairment charges	3	—	—	1	2
Depreciation and amortization	106	—	27	38	41
Stock-based compensation expense	22	—	22	—	—
Reorganization items, net	2	—	2	—	—
Changes in estimates related to expected allowable claims	1	—	1	—	—
Equity income	(3)	—	—	—	(3)
Changes in assets and liabilities, net	(126)	91	(154)	(7)	(56)
Net cash provided by (used in) operations	91	—	(17)	51	57
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for acquisitions	(33)	—	—	—	(33)
Capital expenditures	(92)	—	(11)	(51)	(30)
Net cash used in investing activities	(125)	—	(11)	(51)	(63)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from ABL Facility, net	20	—	20	—	—
Proceeds from other short term borrowings, net	5	—	—	—	5
Proceeds from exercise of stock options	1	—	1	—	—
Net cash provided by financing activities	26	—	21	—	5
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(2)	—	—	—	(2)
Change in cash and cash equivalents	(10)	—	(7)	—	(3)
Cash and cash equivalents at beginning of period	201	—	41	—	160
Cash and cash equivalents at end of period	$191	$—	$34	$—	$157

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

THIRD QUARTER RESULTS

Overview

Consolidated net sales for the third quarter of 2012 were $743 million or $30 million lower than the third quarter of 2011 driven primarily by weakening unit sales volume in our Industrials segments.  While we realized $9 million from higher selling prices, we were unable to offset the effects of a $26 million decline in sales volume and a $13 million impact due to unfavorable foreign currency translation.  Our Industrial segments continue to experience weaker demand, particularly in Asia and Europe. Demand for electronics was weak in our Industrial Engineered segment, but this decline was offset to a large extent by expansion in other end markets such as insulation foam and mercury control.  We experienced stronger sales volume in our Chemtura AgroSolutions segment as a result of our direct sales approach in Brazil coupled with a strong Brazilian growing season as well as benefiting from the warm weather at the end of the season in North America.  Sales volumes in our Consumer Products segment improved moderately over the prior year but this was more than offset by negative foreign exchange on our European revenues.

Gross profit for the third quarter of 2012 was $192 million, an increase of $18 million compared with the third quarter of 2011.  Gross profit as a percentage of net sales increased to 26% for the third quarter of 2012 as compared with 23% for the third quarter of 2011.  Gross profit benefited from $9 million in higher selling prices, $9 million in lower raw material costs and a $4 million decrease in other costs, offset by a $4 million reduction in volume and product mix.

Selling, general and administrative (“SG&A”) expenses of $77 million were $7 million lower than the third quarter of 2011. SG&A benefited from a reduction in non-cash stock based compensation expense, lower infrastructure costs in the Chemtura AgroSolutions segment from the restructuring program announced last year, as well as tight control on discretionary expenses in our segments given the more challenging demand environment.

Depreciation and amortization expense of $36 million was $1 million higher than the third quarter of 2011, primarily due to an increase in accelerated depreciation associated with our reorganization initiatives.

Research and development expense (“R&D”) of $12 million was $1 million higher than the third quarter of 2011.

Facility closures, severance and related costs of $1 million in the third quarter of 2012 related to the closure of our Industrial Performance Products segment’s antioxidants manufacturing facility in Pedrengo, Italy and other initiatives to improve the operating effectiveness of certain global corporate functions.

During the third quarter of 2012, we recorded an impairment charge of $35 million related to certain long-lived assets included in the Industrial Performance Products segment.  The impairment charges relate to an initiative to monetize portfolio assets that we considered would more-likely-than-not become effective before the end of 2012.  These factors resulted in reduced expectations for future cash flows and lower estimated fair values for the respective assets. As we have previously announced, we are working on opportunities to monetize portfolio assets as well as “bolt-on” investment opportunities in our areas of strategic focus, although there are many factors that may influence whether or not we are successful.

Other expense, net was $6 million in the third quarter of 2012 compared to other expense, net of $1 million for the third quarter of 2011.  The change is primarily the result of net foreign currency losses due to the volatility of the foreign exchange rates during the quarter.

Reorganization items, net of $1 million in the third quarter of 2012 was $5 million lower than the third quarter of 2011.  The expense in both periods is comprised of professional fees directly associated with the Chapter 11 reorganization and the impact of negotiated claims settlement for which Bankruptcy Court approval has been requested or obtained.

The income tax expense in the third quarter of 2012 was $2 million compared with expense of $13 million in the third quarter of 2011.  The tax expense reported in the third quarter of 2012 reflects fluctuations in jurisdictional profitability, the tax benefit of an impairment charge against certain long-lived assets in our Industrial Performance Products segment.  The tax provision reported in the third quarter of 2011 included approximately $5 million relating to a foreign tax matter dating back to the 1990s.  We have offset our current and prior quarter U.S. income with net operating loss carryforwards and reduced the associated valuation allowance.

Net earnings attributable to Chemtura for the third quarter of 2012 and 2011 were $9 million, or $0.09 per share.

The following is a discussion of the results of our segments for the third quarter ended September 30, 2012.

Industrial Performance Products

Our Industrial Performance segment reported the same operating income for the third quarter of 2012, despite lower sales for the same period compared with the same quarter last year.  Sales volume across the segment reflected a continued weakness in demand for many of our products in Asia and Europe with the largest year-over-year impact being experienced in our petroleum additive products this quarter.  Our ability to maintain operating income improvements given weak market conditions is the result of slightly higher selling prices coupled with moderating raw material and other costs.

Net sales totaled $314 million in the third quarter of 2012, a decrease of $28 million compared with last year.  The lower results reflect the negative impact of reduced sales volume totaling $28 million, partially offset by higher selling prices of $3 million.  We also experienced the impact of $3 million in unfavorable foreign currency translation.

Operating income totaled $31 million in the third quarter of 2012 and 2011.  Operating income was impacted by the increase in selling prices and $5 million in lower raw material and other costs, offset by lower sales volumes and changes in product mix of $7 million and $1 million related to accelerated depreciation associated with the closure of our Pedrengo facility.

As previously disclosed, the U.S. regulatory approvals of our new liquid antioxidant product, Weston® 705, are progressing slower than we anticipated.  While the U.S. food and drug administration (the “FDA”) previously approved use of the product for aqueous and acidic uses, in the second quarter of 2012, the FDA advised us that we need to submit additional test data in order for it to determine if the product can be approved for fatty food uses.  In the fourth quarter of 2012, we expect to request approval of market volume limits on fatty food  uses of Weston® 705 and to commence additional testing for unlimited fatty food use.  We anticipate submitting test results to FDA in the fourth quarter of 2013.

Industrial Engineered Products

Our Industrial Engineered segment reported higher operating income for the third quarter of 2012, despite lower sales in the same period of 2011.  Demand for electronic goods, tin-based organometallics and traditional polyolefin catalysts has weakened over the prior year due to the current economic environment.  Continuing growth in other targeted end markets such as insulation foam, mercury control and healthcare coupled with overall price increases over prior year and control of raw material and other costs mitigated these sales volume declines and the resulting unfavorable manufacturing variances.  We experienced unfavorable manufacturing absorption variances in certain product lines due to lower production volumes compared with the third quarter of 2011 coupled with the impacts of new production capacity placed in service in recent months.

Net sales decreased by $9 million to $213 million for the third quarter of 2012 reflecting $9 million in lower sales volume and $4 million from unfavorable foreign currency translation, partially offset by $4 million from year-on-year increases in selling prices.

Operating income of $30 million in the third quarter of 2012 was $5 million higher than the third quarter of 2011.  The increase in operating income reflected $6 million in lower raw material costs, $4 million of selling price increases and a $1 million decrease in other costs, offset by $5 million in unfavorable manufacturing costs and variances and $1 million from lower sales volume and product mix changes.

Consumer Products

Our Consumer Products segment showed an improvement in operating income for the third quarter of 2012 compared with the third quarter of 2011, despite slightly lower sales for the same periods.  Sales volume improved moderately over the prior year primarily in the U.S., but were more than offset by negative foreign exchange on our European revenues. Operating income benefited from strong production volume, reflecting the season long improvement in sales volume, which generated favorable manufacturing variances.  Our margins were impacted by moderate raw material inflation in an environment where pricing is constant within a season.

Net sales decreased by $2 million to $102 million for the third quarter of 2012 compared to the same quarter in 2011.  This decrease reflected a $3 million impact from unfavorable foreign currency translation, offset by $1 million of higher sales volume.

Operating income increased $4 million to $10 million in the third quarter of 2012 compared with operating income of $6 million in the third quarter of 2011, primarily due to favorable manufacturing variances resulting from increased production volumes in the prior quarter.

Chemtura AgroSolutions

Our Chemtura AgroSolutions segment generated higher net sales and operating income for the third quarter of 2012 compared with the same quarter in 2011.  Our change to a direct selling approach in Brazil had a positive effect in the quarter and we benefited from a strong growing season.  North America finished strongly, led by an increase in sales of our seed treatment products aided by warmer than normal weather patterns.  Europe continued to experience some year-on-year sales volume declines related to unseasonable weather this year.  Our improvements continue to be underpinned by our focus on new product and product registration introductions.  Operating income reflected the benefit of our strong sales volume and the improvements in our cost base following a restructuring that was implemented in the latter part of 2011.

Net sales increased by $9 million to $114 million for the third quarter of 2012 from $105 million in the same quarter of 2011.  The increase reflected $10 million in higher sales volume and $2 million in higher selling prices, offset by a $3 million impact from unfavorable foreign currency translation.

Operating income increased $10 million to $21 million in the third quarter of 2012 compared with $11 million in the third quarter of 2011, reflecting a $4 million increase in sales volume and favorable product mix, $2 million lower SG&A and R&D (collectively “SGA&R”) costs, and a $2 million decrease in other costs.

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

Corporate expense was $24 million in the third quarter of 2012, which included $8 million of amortization expense related to intangible assets.  In comparison, corporate expense was $28 million in the third quarter of 2011, which included $9 million of amortization expense related to intangible assets.

YEAR TO DATE RESULTS

Overview

Consolidated net sales were $2.3 billion for the nine months ended September 30, 2012 or $52 million lower than 2011.  The increase of $75 million in selling prices was fully offset by $89 million in sales volume declines and $38 million from the unfavorable effects of foreign currency translation.  Our Industrial segments accounted for $69 million of the selling price increase as we increased selling prices in the first nine months of 2012 in our brominated flame and petroleum additive products to offset the effects of rising raw material costs.  Sales volume increases in our Consumer Products and Chemtura AgroSolutions products compared with the same period last year, were unable to fully offset the effect of sales volume declines in our Industrials segments.  Sales volume gains in our Chemtura AgroSolutions segment reflect new products and product registrations coupled with strong selling seasons in North American and Brazil. Our Consumer Products segment benefited from regaining a mass market customer for the 2012 season, partly offset by a harsh weather season in Europe.  The first half of

2011 saw strong demand conditions for our Industrial segments prior to the weakening in global demand conditions in the second half of 2011.  While there have been improvements in some industries and we have introduced new product offerings and applications since the second half of 2011, overall demand has not recovered and demand in Asia Pacific and Europe has weakened.  The impact of unfavorable foreign currency translation was experienced by all of our segments due to the volatility of foreign exchange rates in the first nine months of 2012.

Gross profit for the nine months ended September 30, 2012 was $576 million, an increase of $17 million compared with the nine months ended September 30, 2011.  Gross profit as a percentage of net sales increased slightly to 25% for the nine months ended September 30, 2012 compared to 24% in same period of 2011. Gross profit reflected the higher year-on-year selling prices and a $4 million decrease in other costs, offset by a decrease in sales volume of $24 million, unfavorable manufacturing variances and costs of $22 million, the impact of unfavorable foreign currency translation of $8 million, increases in raw materials of $5 million and $3 million in higher accelerated recognition of asset retirement obligation primarily related to the closure of our Pedrendgo, Italy facility.  Unfavorable manufacturing variances were driven by lower production volumes, interruptions in plant operations to install new capacity and other unplanned plant outages.

SG&A expense of $233 million was $22 million lower than the nine months ended September 30, 2011. In the first six months of 2011, we increased our allowance for doubtful accounts reserve related primarily to the Chemtura AgroSolutions segment.  The market environment in this segment has improved and there is no need for a similar level of new reserves in 2012 resulting in a $6 million year-over-year benefit in the first nine months of 2012.  SG&A also benefited from a $6 million reduction in non-cash stock based compensation expense and a $10 million reduction in other costs. The first nine months of 2012 continued to benefit from lower infrastructure costs in the Chemtura AgroSolutions segment from the restructuring program announced last year as well as tight control on discretionary expenses across all of our segments given the more challenging demand environment when compared to the same period of 2011.

R&D expense of $37 million was $4 million higher than the nine months ended September 30, 2011.

Facility closures, severance and related costs of $24 million in the nine months ended September 30, 2012 related to the closure of our Industrial Performance Products segment’s antioxidants manufacturing facility in Pedrengo, Italy and other initiatives to improve the operating effectiveness of certain global corporate functions.

During the third quarter of 2012, we recorded an impairment charge of $35 million related to certain long-lived assets included in the Industrial Performance Products segment.  The impairment charges relate to an initiative to monetize portfolio assets that we considered would more-likely-than-not become effective before the end of 2012.  These factors resulted in reduced expectations for future cash flows and lower estimated fair values for the respective assets. As we have previously announced, we are working on opportunities to monetize portfolio assets as well as “bolt-on” investment opportunities in our areas of strategic focus, although there are many factors that may influence whether or not we are successful.

Changes in estimates related to expected allowable claims were $1 million for the nine months ended September 30, 2012 and 2011, as we reduced the number of claims remaining in our Disputed Claim Reserve.

Interest expense of $47 million during the nine months ended September 30, 2012 was $1 million lower than the nine months ended September 30, 2011.

Other expense, net of $3 million in the nine months ended September 30, 2012 was $2 million higher than the nine months ended September 30, 2011.  The change is primarily the result of higher net foreign currency losses, offset by higher interest income.

Reorganization items, net of $4 million in the nine months ended September 30, 2012 was $15 million lower than the nine months ended September 30, 2011.  The expense in both periods comprised professional fees directly associated with the Chapter 11 reorganization and the impact of negotiated claims settlement for which Bankruptcy Court approval has been requested or obtained.

The income tax expense in the nine months ended September 30, 2012 was $9 million compared with expense of $10 million in the nine months ended September 30, 2011.  The tax expense reported for the nine month period ended September 30, 2012 reflects fluctuations in jurisdictional profitability, the tax benefit of an impairment charge against certain long-lived assets in our Industrial Performance Products segment,  as well as the tax benefit of the second quarter restructuring charge.  The tax expense reported in the nine month period ended September 30, 2011 included a decrease in deferred foreign income taxes of approximately $17 million that had been recorded in an international jurisdiction in prior years and an increase in foreign income taxes of approximately $5 million relating to a foreign tax matter dating back to the 1990s.  The tax benefit was recorded after receiving approval from the international jurisdiction to change our filing position.  We have offset our current and prior year-to-date U.S. income with net operating loss carryforwards and reduced the associated valuation allowance.

Net earnings attributable to Chemtura for the nine months ended September 30, 2012 were $81 million, or $0.82 per share, as compared with $85 million, or $0.85 per share for the nine months ended September 30, 2011.

The following is a discussion of the results of our segments for the nine months ended September 30, 2012.

Industrial Performance Products

Our Industrial Performance segment reported lower net sales and operating income in the nine months ended September 30, 2012 compared with last year.  All of our product lines experienced demand weakness in some of their end markets.  Sales volume across the segment was lower than last year as demand has not yet generally recovered from the decline experienced in the second half of 2011 and there was continuing weakness in Asia as well as Europe.  A significant contributor to reducing the impact on operating income from lower sales volumes was improved mix through selling higher margin products, coupled with the year-over-year increases in selling prices. All product lines within the segment continued to deliver year-on-year price increases to cover increases in raw material cost, which are stabilizing as we finish the third quarter of 2012.

Net sales totaled $966 million in the nine months ended September 30, 2012, a decrease of $82 million compared with last year.  Lower sales reflect the negative impact of reduced sales volume totaling $97 million coupled with the impact of unfavorable foreign currency translation of $11 million, partially offset by higher selling prices of $26 million.

Operating income totaled $88 million in the nine months ended September 30, 2012, a decrease of $12 million compared with last year.  Price increases only partly offset the $26 million decrease in volume adjusted for product mix and manufacturing variances, a $9 million increase in raw materials costs and $3 million related to the impact of unfavorable foreign currency translation.

As previously disclosed, the U.S. regulatory approvals of our new liquid antioxidant product, Weston® 705, are progressing slower than we anticipated.  While the FDA previously approved use of the product for aqueous and acidic uses, in the second quarter of 2012, the FDA advised us that we need to submit additional test data in order for it to determine if the product can be approved for fatty food uses.  In the fourth quarter of 2012, we expect to request approval of market volume limits on fatty food  uses of Weston® 705 and to commence additional testing for unlimited fatty food use.  We anticipate submitting test results to FDA in the fourth quarter of 2013.

Industrial Engineered Products

Our Industrial Engineered segment delivered improvements in operating income over the same nine month period in 2011 despite flat net sales.  Improvement in selling prices completely offset the effect of sales volume declines and the unfavorable effects of foreign currency translation.  Increases in selling prices were implemented to cover the higher cost of raw materials and other manufacturing and distribution costs as well as to support the required capacity reinvestments for sustainable and reliable supply of products to our customers.  Demand for electronic goods, tin-based organometallics and traditional polyolefin catalysts has weakened over the prior year due to current economic conditions.  Continued growth in targeted end markets such as insulation foam, mercury control and healthcare have mitigated the effects of other sales volume declines and reflect the benefit of our investment in new product and application development. With lower production volumes than in the first nine months of 2011 coupled with the cost impacts from bringing new production capacity on-line in 2012, the segment generated unfavorable manufacturing absorption variances in the nine months ended September 30, 2012.  Raw material costs were stabilizing as we finished the third quarter of 2012.

Net sales of $675 million for the nine months ended September 30, 2012 was unchanged as compared to 2011.  Net sales reflected the benefit of $43 million in increased selling prices, offset by $33 million in lower sales volume and $10 million from the impact of unfavorable foreign currency translation.

Operating income increased $12 million to $112 million in the nine months ended September 30, 2012 compared with $100 million in the nine months ended September 30, 2011.  The increase reflected the favorable selling price increases and $8 million from lower raw material costs, which were offset by $28 million in unfavorable manufacturing costs and absorption variances, $4 million in lower sales volume and a $7 million increase in other costs.

Consumer Products

Our Consumer Products segment reported operating income that was unchanged over the same nine months period ended September 30, 2011 on flat net sales.  Net sales benefited from an increase in volume due to regaining a mass market customer for our 2012 season and increased volume in North America, which was offset by sales volume declines in Europe due to colder and wetter weather conditions than in recent years.  Lower manufacturing variances and lower SGA&R were unable to offset unfavorable product mix, increasing raw material costs and the unfavorable effects of foreign exchange translation on our European revenues.

Net sales increased by $9 million to $344 million in the nine months ended September 30, 2012.  This increase reflected $16 million of higher sales volume and $1 million in higher selling prices, partially offset by $8 million from the impact of unfavorable foreign currency translation.

Operating income of $25 million in the nine months ended September 30, 2012 was unchanged from the nine months ended September 30, 2011.  Lower manufacturing costs and variances of $4 million and lower SGA&R costs of $4 million were offset by a $5 million increase in raw material cost and a $3 million impact from unfavorable foreign currency translation.

Chemtura AgroSolutions

Our Chemtura AgroSolutions segment reported higher net sales and operating income for the nine months ended September 30, 2012 compared with the same period in 2011.  Net sales increased over the prior year period as a result of improved sales volume primarily from new product introductions, changes to a direct sales approach in Brazil and strong selling seasons in North America and Brazil.  Operating income reflected the benefit of favorable sales volume and product mix, reductions in bad debt expense compared to 2011 and the improvements in our cost base following the restructuring that was implemented in the latter part of 2011.  Net sales and operating income benefited from increases in selling prices, however, weakening of international currencies against the U.S. dollar offset some of the benefit of higher sales selling prices and sales volume.

Net sales increased by $21 million to $311 million for the nine months ended September 30, 2012 from $290 million in the same period of 2011, primarily reflecting $25 million in higher sales volume and $5 million in higher selling prices, partially offset by a $9 million impact from unfavorable foreign currency translation.

Operating income increased $29 million to $54 million in the nine months ended September 30, 2012 compared with $25 million in the nine months ended September 30, 2011.  The primary driver was a decrease in SGA&R of $14 million which reflects the benefit of the restructuring actions taken in 2011 and a reduction of bad debt expense from that recognized in 2011.  Operating income also reflected the increase in selling prices, a $7 million benefit from increased sales volume and favorable product mix, $5 million, collectively, in lower raw material, manufacturing, distribution and other costs, partly offset by a $2 million impact from unfavorable foreign currency translation.

General Corporate

Corporate expense was $75 million in the nine months ended September 30, 2012, which included $24 million of amortization expense related to intangible assets.  In comparison, corporate expense was $82 million in the nine months ended September 30, 2011, which included $29 million of amortization expense related to intangible assets.  Corporate expenses benefited from a company-wide focus on cost control.

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

On November 3, 2010, the Bankruptcy Court entered an order confirming the Debtors’ plan of reorganization (the “Plan”).  On November 10, 2010 (the “Effective Date”), the Debtors substantially consummated their reorganization through a series of transactions contemplated by the Plan and the Plan became effective. As of September 30, 2012, the Bankruptcy Court has entered orders granting final decrees closing all of the Debtors’ Chapter 11 cases except the Chapter 11 case of Chemtura Corporation.

For further discussion of the Chapter 11 cases, see Note 16 - Emergence from Chapter 11 in our Notes to Consolidated Financial Statements.

Financing Facilities

On August 27, 2010, we completed a private placement offering under Rule 144A of $455 million aggregate principal amount of 7.875% senior notes due 2018 (the “Senior Notes”) at an issue price of 99.269% in reliance on an exemption pursuant to

Section 4(2) of the Securities Act of 1933.  We also entered into a senior secured term facility credit agreement due 2016 (the “Term Loan”) with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Term Loan permits us to increase the size of the facility by up to $125 million.  On October 31, 2012, we exercised the accordion feature of our Term Loan and borrowed the additional principle of $125 million for the purpose of funding potential investment opportunities and for general corporate purposes.  On November 10, 2010, we entered into a five-year senior secured revolving credit facility available through 2015 (the “ABL Facility”) for an amount up to $275 million, subject to availability under a borrowing base (with a $125 million letter of credit sub-facility).  The ABL Facility permits us to increase the size of the facility by up to $125 million subject to obtaining lender commitments to provide such increase.  At September 30, 2012, we had no borrowings under the ABL Facility and $14 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility.  At September 30, 2012, we had approximately $228 million of undrawn availability under the ABL Facility.

These facilities contain covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures.  The Term Loan requires that we meet certain quarterly financial maintenance covenants including a maximum Secured Leverage Ratio (as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0.  The ABL Facility contains a springing financial covenant requiring a minimum trailing 12-month fixed charge coverage ratio of 1.1 to 1.0 at all times during any period from the date when the amount available for borrowings under the ABL Facility falls below the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments until such date such available amount has been equal to or greater than the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments for 45 consecutive days.  As of September 30, 2012, we were in compliance with the covenant requirements of these financing facilities.

For further discussion of the financing facilities, see Note 7 — Debt in our Notes to Consolidated Financial Statements.

Accounts Receivable Financing Facility

On October 26, 2011, certain of our European subsidiaries (the “Sellers”) entered into a trade receivables financing facility (the “A/R Financing Facility”) with GE FactoFrance SAS as purchaser (the “Purchaser”).  Pursuant to the A/R Financing Facility, and subject to certain conditions stated therein, the Purchaser has agreed to purchase from the Sellers, on a revolving basis, certain trade receivables up to a maximum amount outstanding at any time of €68 million (approximately $88 million).  The A/R Financing Facility is uncommitted and has an indefinite term.  Since availability under the A/R Financing Facility is expected to vary depending on the value of the Sellers’ eligible trade receivables, the Sellers’ availability under the A/R Financing Facility may increase or decrease from time to time.  The monthly financing fee on the drawn portion of the A/R Financing Facility is the applicable Base Rate plus 1.50%.  In addition, the A/R Financing Facility is subject to a minimum commission on the annual volume of transferred accounts receivables.  At September 30, 2012, $2 million of international accounts receivables were outstanding under the A/R Financing Facility.

Share Repurchase Program

On October 18, 2011, we announced that our Board of Directors (the “Board”) had authorized us to repurchase up to $50 million of our common stock over the next twelve months.  On July 31, 2012, our Board authorized an increase in our share repurchase program from $50 million to up to $100 million and extended the program through November 2013. The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  During the quarter ended September 30, 2012, we purchased 0.7 million shares for $10 million and during the nine months ended September 30, 2012, we purchased 1.4 million shares for $20 million.  As of September 30, 2012, we had total purchases of 3.4 million shares for $41 million under this program.

Solaris Acquisition

On September 26, 2012, we announced that we entered into a Business Transfer Agreement (“BTA”) with Solaris ChemTech Industries Limited (“Solaris ChemTech”), an Indian Company, and Avantha Holdings Limited, an Indian Company and the parent company of Solaris ChemTech (collectively, “Solaris”).  As provided in the BTA, we have agreed to purchase from Solaris certain assets used in the manufacture and distribution of bromine and bromine chemicals for cash consideration of $142 million and the assumption of certain liabilities.  The purchase price is subject to a post-closing net working capital adjustment.  The acquisition is subject to usual and customary closing conditions and is expected to close as soon as practicable.

Restructuring Initiatives

On April 30, 2012, our Board approved a restructuring plan providing for, among other things, the closure of our Industrial Performance Products segment’s antioxidants manufacturing facility in Pedrengo, Italy.  The Board also approved actions to improve the operating effectiveness of certain global corporate functions.  This plan is expected to achieve significant gains in efficiency and costs.  The plant closure is expected to be completed by the first quarter of 2013.  The restructuring plan is anticipated to generate cash savings of approximately $15 million in 2013.  The total cost of the restructuring plan is estimated to be approximately $40 million of which approximately $6 million will consist of non-cash charges. We recorded a pre-tax charge of $28 million in the nine months ended September 30, 2012, which included $2 million for accelerated depreciation of property, plant and equipment included in depreciation and amortization, $2 million for accelerated asset retirement obligations included in cost of goods sold, and $24 million for severance and other obligations related to the Pedrengo closure and corporate initiatives included in facility closures, severance and related costs, with the balance of the costs being expensed as incurred through 2013.

Cash Flows from Operating Activities

Net cash provided by operating activities was $111 million for the nine months ended September 30, 2012 compared to net cash provided by operating activities of $91 million in the same period last year.  Changes in key working capital accounts are summarized below:

Favorable (unfavorable)	Nine months ended	Nine months ended
(In millions)	September 30, 2012	September 30, 2011
Accounts receivable	$(33)	$(11)
Inventories	(23)	(37)
Accounts payable	36	(14)
Pension and post-retirement health care liabilities	(71)	(74)

During the nine months ended September 30, 2012, accounts receivable increased by $33 million over December 31, 2011 primarily driven by increased sales for our Chemtura AgroSolutions and Industrial Engineered products. Inventory increased by $23 million over December 31, 2011 primarily as a result of inventory build in our Industrial Performance segment due to new products in our Emerald InnovationTM line and lower demand for our tin-based organometallics and traditional polyolefin catalysts as well as seasonal inventory build for our Chemtura AgroSolutions segment.  Accounts payable increased by $36 million in the nine months ended September 30, 2012 primarily a result of higher raw material purchases supporting our Chemtura AgroSolutions inventory and our new Emerald InnovationT M products, as well as the timing of vendor payments.  Pension and post-retirement health care liabilities decreased $71 million primarily due to the funding of benefit obligations.  Pension and post-retirement contributions amounted to $82 million for the nine months ended September 30, 2012 which included $51 million for domestic plans and $31 million for international plans.

Cash flows from operating activities for the nine months ended September 30, 2012 were adjusted by the impact of certain non-cash and other charges, which primarily included depreciation and amortization expense of $104 million, impairment charges of $35 million and stock-based compensation expense of $14 million.

During the nine months ended September 30, 2011, accounts receivable increased by $11 million driven by increased sales volume principally within the Industrial Performance Products and Industrial Engineered Products segments.  Inventory increased $37 million during the nine months ended September 30, 2011 reflecting increased cost of raw materials and higher sales volumes.  Accounts payable decreased by $14 million in the nine months ended September 30, 2011 primarily a result of timing of vendor payments.  Pension and post-retirement health care liabilities decreased due to the funding of benefit obligations.  Pension and post-retirement contributions amounted to $83 million in 2011, which included $24 million for domestic plans and $59 million for international plans.

Cash flows from operating activities for the nine months ended September 30, 2011 were adjusted by the impact of certain non-cash and other charges, which primarily included depreciation and amortization expense of $106 million, stock-based compensation expense of $22 million and impairment charges of $3 million.

Cash Flows from Investing and Financing Activities

Investing Activities

Net cash used in investing activities was $85 million for the nine months ended September 30, 2012.  Investing activities were related to $94 million in capital expenditures for U.S. and international facilities, environmental and other compliance requirements, partially offset by $9 million in proceeds received from the sale of our 50% interest in Tetrabrom Technologies Ltd.

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

Financing Activities

Net cash used in financing activities was $20 million for the nine months ended September 30, 2012, which included shares acquired under our share repurchase program of $20 million.

Net cash provided by financing activities was $26 million for the nine months ended September 30, 2011, which primarily included proceeds from the ABL Facility of $20 million and proceeds from short term borrowings of $5 million.

Settlements of Disputed Claims

In the nine months ended September 30, 2012, we distributed approximately $5 million of restricted cash associated with our Chapter 11 cases.  These settlements were comprised of a $3 million supplemental distribution to holders of the former Chemtura common stock (“Holders of Interests”) and $2 million for general unsecured claims.  Additionally, we issued approximately $26 million of common stock which included a $23 million supplemental distribution to Holders of Interests and $3 million for general unsecured claims.

In the nine months ended September 30, 2011, we settled approximately $36 million of disputed claims asserted in our Chapter 11 cases with restricted cash.  These settlements were comprised of $27 million for environmental items, $6 million for general unsecured claims, a $2 million supplemental distribution to Holders of Interests and $1 million for disputed cure claims.  Additionally, we issued approximately $30 million of common stock which included a $15 million supplemental distribution to Holders of Interests and $15 million for general secured claims.

Future Liquidity

In 2012, we expect to finance our continuing operations and capital spending requirements with cash flows provided by operating activities, available cash and cash equivalents, borrowings under our Term Loan, ABL Facility, the A/R Financing Facility and other sources.  Cash and cash equivalents as of September 30, 2012 were $187 million.

Contractual Obligations and Other Cash Requirements

During the nine months ended September 30, 2012, we made aggregate contributions of $73 million to our U.S. and international pension plans and $9 million to our post-retirement benefit plans.  We expect to make approximately $6 million of contributions to these plans during the remainder of 2012.

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

There is also an evaluation being undertaken as to whether additional benefit obligations exist in connection with the equalization of certain benefits under the UK Pension Plan that occurred in the early 1990s. Based on the results of the evaluation to date, $8 million of expense was recorded in the fourth quarter of 2011, which may be subject to adjustment as further information is gathered as part of the evaluation. Upon completion of the evaluation and the finalization of the liability with respect to additional benefit obligations, additional cash contributions to the UK Pension Plan may be required starting in 2013.  There were no changes to the evaluation during the third quarter of 2012.

We had net liabilities related to unrecognized tax benefits of $47 million at September 30, 2012.  We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $8 million within the next 12 months.

Guarantees

In addition to $14 million in outstanding letters of credit at September 30, 2012, we have guarantees that have been provided to various financial institutions.  At September 30, 2012, we had $12 million of outstanding guarantees primarily related to vendor deposits.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect the amounts and disclosures reported in our Consolidated Financial Statements and accompanying notes.  Our estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in our 2011 Annual Report on Form 10-K describe the critical accounting estimates and accounting policies used in the preparation of our Consolidated Financial Statements.  Actual results could differ from management’s estimates and assumptions.  There have been no significant changes in our critical accounting estimates during the nine month period ended September 30, 2012.

2012 TRENDS

The third quarter of 2012 followed the trend we have been experiencing in 2012 of lower macroeconomic demand resulting in lower sales volumes for our Industrial segments.   Electronics, an end market for a portion of our flame retardants, declined at a faster rate than the majority of our industrial markets and this was particularly evident in the third quarter. Despite a brief abatement in the first quarter, the reduction in end market electronics demand that initially started in the third quarter of 2011, and has driven inventory correction throughout the electronics supply chain, has continued and there is uncertainty as to when this cycle will reverse.  Nevertheless, the Industrial Engineered segment has found growth in other end applications for bromine such as insulation foams and mercury control.  Demand for some of our Industrial Performance products has declined, particularly in the Asia Pacific region and to a lesser extent in Europe.

With continuing economic uncertainty, we are unlikely to see recovery in industrial demand in the fourth quarter and there remains a risk of further weakening.  We continue to look beyond the macroeconomic environment to focus on gaining revenues from sales of new products or into new applications and maintaining tight control on costs to offset some of this weakness. Against this backdrop, we continue to target year-over-year improvement in the fourth quarter of 2012 but recognize it will be harder to achieve than it was in the third quarter of 2012.

Our Chemtura AgroSolutions segment has delivered improved performance this year driven by new products and registrations, a change in marketing strategies and strong growing seasons in several of our key geographic locations combined with lower fixed costs and bad debt expense.  The global agrochemical economy remains robust and we should continue to deliver year-over-year improvement throughout the remainder of the year although our fourth quarter is traditionally our lowest revenue quarter as we only have the benefit of the southern hemisphere growing season.  Our Consumer Products segment will begin its customary early-buy program for the 2013 season in the fourth quarter and with new product offerings for the season. With increased sales volumes and strong control on costs, we anticipate this segment will deliver year-over-year improvement for the fourth quarter of 2012.

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

The fair market value of long-term debt is subject to interest rate risk.  Our total debt amounted to $754 million at September 30, 2012.  The fair market value of such debt as of September 30, 2012 was $805 million, which has been determined primarily based on quoted market prices.

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

In April 2012, we purchased two additional forward contracts with a notional amount totaling $25 million to reduce the risk of currency exposure related to the remaining two annual installments of the receivable.  We use fair value accounting methods for these contracts and have recorded a loss of less than $1 million reflecting the changes in the fair market value of these contracts in other income (expense), net in our Consolidated Statement of Operations for the third quarter of 2012.  The resulting net liability of the changes in fair market value of these contracts of less than $1 million has been accounted for in other current assets and other assets in our Consolidated Balance Sheet.

There have been no other significant changes in market risk during the quarter ended September 30, 2012.

ITEM 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures

As of September 30, 2012, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report.

(b)  Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                OTHER INFORMATION

ITEM 1.  Legal Proceedings

See Note 17 — Legal Proceedings and Contingencies in our Notes to Consolidated Financial Statements for a description of our legal proceedings.

ITEM 1A.  Risk Factors

Our risk factors are described in our 2011 Annual Report on Form 10-K as updated in our Quarterly Report on Form 10-Q for the three months ended June 30, 2012.  Investors are encouraged to review those risk factors in detail before making any investment in our securities.  There have been no significant changes in our risk factors during the quarter ended September 30, 2012.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities During the Third Quarter of 2012

On October 18, 2011, we announced that our Board had authorized us to repurchase up to $50 million of our common stock over the next twelve months.  On July 31, 2012, our Board authorized an increase in our share repurchase program from $50 million to up to $100 million and extended the program to November 2013. The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  As of September 30, 2012, we had purchased 3.4 million shares for $41 million.  The remaining allowance under the program was approximately $59 million.

The following table provides information about our repurchases of equity securities during the quarter ended September 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions)		(in millions)	(in millions)
July 1, 2012 - July 31, 2012	0.6	$13.41	0.6	$60
August 1, 2012 - August 31, 2012	0.1	$13.47	0.1	$59
September 1, 2012 - September 30, 2012	—	$—	—	$59
Total	0.7		0.7

ITEM 5.  Other Information

Senior Secured Term Loan Facility Amendment

On October 31, 2012, we entered into an amendment and supplement (the “Amendment”) to our Term Loan, pursuant to which we increased the amount of our Term Loan by $125,000,000 (the “Incremental Term Loans”), to an aggregate principal amount of $420,000,000.  Proceeds of the Incremental Term Loans are expected to be used for the purpose of funding potential “bolt-on” investment opportunities and for general corporate purposes.

The Amendment also modified certain terms of the Term Loan to increase the baskets under the negative covenants related to certain foreign working capital facilities and foreign vendor financing facilities, certain secured cash management and/or hedge agreements and investments in joint ventures.

A copy of the Amendment is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q. The description of the material terms of the Amendment is qualified in its entirety by reference to such exhibit.

ITEM 6.  Exhibits

The following documents are filed as part of this report:

Number	Description

2.1	Business Transfer Agreement by and among Chemtura Corporation, Solaris ChemTech Industries Limited and Avantha Holdings Limited, dated September 26, 2012.**

10.1

Amendment and Supplement to the Senior Secured Term Facility Credit Agreement, dated October 31, 2012, among Chemtura Corporation, Bank of America, N.A., as Administrative Agent and the banks, financial institutions and other institutional lenders parties thereto. *

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

**   Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  Copies of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

CHEMTURA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMTURA CORPORATION

(Registrant)

Date: November 5, 2012	/s/ Kevin V. Mahoney

Name: Kevin V. Mahoney

Title: Senior Vice President, Corporate Controller and Chief Accounting Officer