Form 10-K
period 2012-12-31
Chemtura CORP
filed 2013-02-25
CIK 1091862

Use these links to rapidly review the document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-15339

Chemtura Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2183153 (I.R.S. Employer Identification Number)
1818 Market Street, Suite 3700, Philadelphia, Pennsylvania 199 Benson Road, Middlebury, Connecticut (Address of principal executive offices)	19103 06749 (Zip Code)

Registrant's telephone number, including area code: (203) 573-2000

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act: NONE

          Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check off):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed as of June 30, 2012, based on the value of the closing price of these shares as quoted on the New York Stock Exchange was $1.4 billion.

          The number of voting shares of Common Stock of the registrant outstanding as of January 31, 2013 was 98.0 million.

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 9, 2013 are incorporated by reference into Part III.

Note About Forward-Looking Statements

        Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: "Business", "Risk Factors" and "Management's Discussion and Analysis." These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled "Risk Factors" (See Part I, Item 1A of this Form 10-K). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

 PART I

Item 1:    Business

        When we use the terms "Corporation," "Company," "Chemtura," "Registrant," "We," "Us" and "Our," unless otherwise indicated or the context otherwise requires, we are referring to Chemtura Corporation and our consolidated subsidiaries.

GENERAL

        We are a leading diversified global developer, manufacturer and marketer of performance-driven engineered specialty chemicals. Most of our products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products. Our agrochemical products are mainly sold through dealers and distributors to growers and others. Our pool, spa and household chemical products are sold through independent retailers, mass merchants and larger retailers to consumers for in-home and outdoor use. Our operations are located in North America, Latin America, Europe and Asia. In addition, we have important joint ventures primarily in the United States, but also in Asia and Europe. We are committed to global sustainability through "greener technology" and developing engineered chemical solutions that meet our customers' evolving needs. For the year ended December 31, 2012, our global net sales were $2.6 billion. As of December 31, 2012, our global total assets were $3.0 billion.

        We are the successor to Crompton & Knowles Corporation ("Crompton & Knowles"), which was incorporated in Massachusetts in 1900 and engaged in the manufacture and sale of specialty chemicals beginning in 1954. Crompton & Knowles traces its roots to Crompton Loom Works incorporated in the 1840s. We expanded our specialty chemical business through acquisitions in the United States and Europe, including the 1996 acquisition of Uniroyal Chemical Company, Inc., the 1999 merger with Witco Corporation and the 2005 acquisition of Great Lakes Chemical Company, Inc. ("Great Lakes").

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

        Our Corporate Governance Principles, Code of Business Conduct and charters for our Audit, Compensation, Nominating & Governance and Environmental, Health & Safety Committees are available on our website and free of charge to any stockholder who requests them from the Corporate Secretary at Chemtura Corporation, 199 Benson Road, Middlebury, CT 06749. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report.

OUR COMPETITIVE STRENGTHS

        We believe our key competitive strengths are:

  •
  Our Key Businesses Have Industry Leading Positions:  Many of our key businesses and products hold leading positions within the various industries they serve. We believe our scale and global reach in product development and marketing provide us with advantages over many of our smaller competitors.

Operating Segment	Business Component	Industry Position / Commentary
Industrial Performance Products	Petroleum Additives	• Global manufacturer and marketer of high-performance lubricant additive components and synthetic lubricant base-stocks and synthetic finished fluids
• A world leader in high-performing calcium sulfonate specialty greases and phosphate and polyol ester based fluids
	Urethanes	• A global leader in the development and production of hot cast elastomer pre-polymers
Industrial Engineered Products	Great Lakes Solutions	• One of the three largest developers and manufacturers of bromine and bromine-based products
	Organometallics	• One of the three largest developers and manufacturers of organometallic compounds, that have applications in catalysts, surface treatment and pharmaceuticals
Consumer Products	Consumer Products	• One of the two largest global marketers and sellers of recreational water products used in pools and spas
Chemtura AgroSolutions	Chemtura AgroSolutions	• A leading developer and manufacturer of seed treatments, fungicides, miticides, insecticides, growth regulators and herbicides
Discontinued Operations	Plastic Antioxidants*	• A global leader in the development and production of additives for polyolefin and other engineered plastics

*
On November 9, 2012, we announced the sale of our antioxidant and UV stabilizers ("Antioxidant") operations (the "Antioxidant Sale"). As a result of entering into this transaction, the assets and liabilities included in the Antioxidant Sale have been presented as assets and liabilities of discontinued operations and earnings and direct costs associated with the Antioxidant business have been presented as (loss) earnings from discontinued operations, net of tax in Item 8—Financial Statements and Supplementary Data.

  •
  Broad Diversified Business:

  •
  Geographic diversity.    Our worldwide manufacturing, sales and marketing network enables us to serve the needs of both local and global customers worldwide. As of December 31, 2012, we operated 30 manufacturing facilities in 14 countries. For the year ended December 31, 2012, 48% of our net sales were generated in the United States and Canada, 28% from Europe and Africa, 18% from Asia/Pacific and 6% from Latin America. We market and sell our products in more than 100 countries, providing the opportunity to develop new markets for our products in higher-growth regions. We have built upon our historical strength in the United States and Europe to expand our business geographically, thereby diversifying our exposure to many different economies.

GEOGRAPHIC INFORMATION

    •
    Product and industry diversity.    We are comprised of a number of distinct businesses, each of which is impacted by varied industry trends. Additionally, our business portfolio serves diverse industries and applications, thereby providing us with further diversification.

    •
    Diversified customer base.    We have a large and diverse global customer base in a broad array of industries. No single customer comprises more than ten percent of our consolidated 2012 net sales.

  •
  Unique Industry Positions:  We believe our businesses possess significant differentiation within their respective industry segments. Some of our businesses are vertically integrated into key feedstocks and others have strong brand recognition, long lead time product registrations or technical and formulatory know-how. We believe these attributes are difficult to replicate and allow us to attract customers looking for consistent performance, reliability and cost-effective results, and are distinct competitive advantages. Examples include:

  •
  Our Industrial Engineered Products segment has a strong diversified position in bromine with an extensive brine field operation in South Arkansas, a long term strategic sourcing agreement that provides access to Dead Sea bromine and the recently announced deal to acquire Solaris Chemtech in India; the third richest source of bromine in the world. Bromine is used as a building block for products such as flame retardants used in automotive, electronics and building and construction and brominated derivatives used in pharmaceutical, agriculture, and energy based industry segments. Our high-purity organometallics products are based on 50 years of innovation and safe-handling and provide state of the art solutions to rapidly developing new applications such as the chemical vapor deposition of metal oxide layers in electronics and photovoltaics, pharmaceutical synthesis reagents and next generation polymerization catalysts.

    •
    Our Industrial Performance Products segment participates in a production joint venture that produces cost competitive alkylated diphenylamine, a building block for our Naugalube® antioxidants used in lubricants and develops urethane systems, the production of which is enhanced by our technical and formulatory know-how that permits us to engineer our products to meet specific customer needs.

    •
    Our Consumer Products segment benefits from well-established brand names, a sizable retail distribution network, as well as registrations and proprietary products.

    •
    Our Chemtura AgroSolutions segment is well experienced in obtaining the required registrations for its products in each country in which they are sold. Once obtained, these registrations provide a right to use the active compound upon which the product is based for the specified crop in that country or region for a number of years.

    •
    Our discontinued operations consists of antioxidants, for which we are the only producer of such products in the Middle East, allowing us to offer superior service and security of supply to the region's fast-growing polyolefin industry.

  •
  Well Positioned to Expand in the Faster Growing Regions:  Our businesses' product portfolios have positioned us to benefit from high growth regions in the future. We derived 24% of our revenues during 2012 from the faster growing regions including Asia/Pacific and Latin America. We will continue to invest in faster growing regions as their polymer production increases, their manufacturing of electronic products expands, their automotive industries build vehicles that meet emission standards such that they can be exported to western markets, and their growers seek to increase their crop yields to support their growing populations and exports of their produce. There are a limited number of suppliers that can supply the products or provide the technical support that customers in these regions require, giving us the opportunity to capture this growth in demand for our products. We are building a multi-purpose manufacturing plant in China which will initially produce synthetic lubricants and greases and high performance urethane products. The announced acquisition of Solaris Chemtech in India will further strengthen our Great Lakes business by establishing production, technical service and research closer to our highest growth customers in China and India.

  •
  Focused, Experienced Management Team:  We are led by Craig A. Rogerson, our Chairman, President and Chief Executive Officer. Mr. Rogerson holds a chemical engineering degree from Michigan State University and has over 33 years of operating and leadership experience in the specialty chemicals industry. Mr. Rogerson is supported by a senior management team that has extensive operational and financial experience in the specialty chemicals industry. Our senior management team is focused on creating a culture of performance and accountability that can leverage the global economic recovery and the long-term trends in the industries we serve to drive profitable revenue growth. For more information on our executive officers, see Item 10, Directors, Executive Officers and Corporate Governance.

OUR STRATEGY

        Our primary goal is to create value for our stakeholders by driving profitable revenue growth while continuing to manage our costs. We will develop and engineer new products and processes, exploit our global scale for regional growth and manage our portfolio of specialty chemical businesses. Our efforts are directed by the following key business strategies:

  •
  Technology-Driven Growth through Industry Focused Innovation.  As a specialty chemical developer and manufacturer, our competitive strength lies in continually developing and engineering new products and processes that meet our customers' changing needs. We are investing in innovation to strengthen our new product pipelines and will license or acquire technologies to supplement these initiatives. We focus on the development of products that are sustainable, meet ecological concerns and capitalize on growth trends in the industries we serve.

  •
  Growth Expansion in Faster-Growing Regions through Building Global Scale.  We are building our local presence in the faster growing regions through sales representation, technical development centers, joint ventures and local manufacturing. We empower our regional teams to serve their growing customer base and will supplement these efforts through "bolt-on" acquisitions that fulfill our goals for our portfolio. We exploit our global scale by sharing service functions and technologies that no one region or business could replicate on its own while utilizing our regional presence to lower raw material costs.

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

  •
  Portfolio and Cost Management.  We will continue to actively manage our portfolio of global specialty chemical businesses to maximize their value. We are intent on creating a focused portfolio of global specialty chemical businesses with sustainable competitive advantages and growth that serve the electronics and energy, transportation, and agriculture industries. Leveraging global demographic and technology trends and our in-depth knowledge and expertise that provide us with the "right to play" in these industries, we will drive value-accreting growth fueled by our focus on innovation and the faster growing regions. As we build this portfolio we will continue to increase the differentiation of our products while pruning or exiting underperforming products and managing costs.

Our Business and Segments

        Information as to the sales, operating income, depreciation and amortization, assets, capital expenditures and earnings on investments carried on the equity method attributable to each of our business segments during each of our last three fiscal years, as well as certain geographic information, is set forth in Note 20—Business Segments in our Notes to Consolidated Financial Statements.

        The table below illustrates each segment's net sales for the year ended December 31, 2012 as well as each segment's major products, end-use markets and brands.

	Industrial Performance Products	Industrial Engineered Products	Consumer Products	Chemtura ArgoSolutions
2012 Net Sales	$891 million	$896 million	$433 million	$409 million
Key Products	• Synthetic Lubricants • Synthetic Basestocks • Lubricant Additives • Urethanes	• Brominated Performance Products • Flame Retardants • Fumigants • Organometallics	• Swimming Pool & Spa Chemicals • Household Cleaning Products	• Seed Treatment • Fungicides • Miticides • Insecticides • Growth Regulators • Herbicides
Major End-Use Markets	• Adhesives • Automotive • Aviation • Building and Construction • Coatings • Consumer Products • Energy • General Industrial • Lubricants • Marine • Packaging • Refrigeration • Sealants

•

Agriculture

•

Automotive

•

Biocides

•

Building and Construction

•

Coatings

•

Consumer Durables

•

Electronics

•

Fine Chemical

•

Pharmaceuticals

•

Energy

•

Mercury Control

•

Oilfield

•

Solar Insulation

•

Paints and Polymers

			• Pools and Spas • Household Cleaners	• Agriculture • Public and Animal Health
Key Brands	Adiprene® Anderol® Durad® Duracast® Everest® Fomrez® Hatcol® Hybase® Lobase® Naugalube® Reolube® Royco® Synton® Trixene® Vibrathane® Witcobond®	AXION® Emerald Innovation™ Firemaster® Fyrebloc® GeoBrom® Kronitex® Ongard® Pyrobloc® Reofos® Smokebloc® Thermoguard® Timonox®	Aqua Chem® BAYROL® BioGuard® Cristal™ Greased Lightning® Mineral Springs® Omni® Pool Time® Pool Essential® Poolbrite™ ProGuard™ Spa Essentials® SpaGuard™ SpaTime® Sun® The Works®

Acramite® Royal MH-30™
Anchor™ Royaltac®
B-Nine® Signal™
Casoron® Starmite™
Comite® Temprano®
Dimilin® Terraguard®
Elastic® Terramaster®
Enhance® Vitavax®
Firestorm® Viticure®
Floramite®
Flupro™
Grain Guard®
Micromite®
Moolah™
Off-Shoot T®
Omite®
Pantera™
Panarex™
Percutio™
ProCure®

Antioxidant Sale

        Included in the Antioxidant Sale will be our antioxidant, UV stabilizer and rubber additive products. The primary end markets serviced include packaging, building and construction, automotive, general industrial and durable goods and represent Anox®, LowiliteTM, Lowinox®, Naugard®, Polybond®, Royaltuf®, Ultanox® and Weston® as the key brands. Net Sales associated with these products was $387 million for the year ended December 31, 2012. Upon closing, we will produce a limited amount of these products for the buyer under plant sharing and product supply agreements. We will no longer produce any sales to third parties. The operation of these products has been included in (loss) earnings from discontinued operations, net of tax in our Consolidated Statement of Operations.

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

  •
  castable urethane pre-polymers engineered to provide superior abrasion resistance and durability in many industrial and recreational applications; and

  •
  polyurethane dispersions and urethane pre-polymers used in various types of coatings such as wood floor finishes, glass fiber coatings and textile treatments.

        These products are sold directly to manufacturers through distribution channels.

        The Industrial Performance Products segment had net sales of $891 million for 2012, $939 million for 2011 and $835 million for 2010. This segment represented 34%, 36% and 35% of our total net sales in 2012, 2011 and 2010, respectively. The major product offerings of this segment are described below and in the table above.

  Petroleum Additives

        We are a global manufacturer and marketer of high-performance additive components used in transport and industrial lubricant applications including alkylated diphenylamines antioxidants ("ADPAs"), which are marketed as Naugalube® ADPAs and used predominately in automotive lubricants. These additives play a critical role in meeting rising regulatory mandated standards for engine performance and emissions as well as consumer demand for improved gas mileage and longer service intervals. The component product line also includes overbased and neutral calcium sulfonates and overbased magnesium sulfonates used in motor oils and marine lubricants. These sulfonates, marketed as Hybase® and Lobase® sulfonates, are oil-soluble surfactants whose properties include detergency and corrosion protection to help lubricants keep car, truck, and ship engines clean with minimal wear. A special grade of overbased magnesium sulfonate has been developed as a heavy fuel additive.

        We provide a variety of highly specialized, high value synthetic lubricant base-stocks including our high-viscosity polyalphaolefins, marketed as Synton® polyalphaolefins, and our broad portfolio of esters marketed as Hatcol® esters. These products are used in the production of synthetic lubricants for automotive, refrigeration, aviation, and industrial applications. We also manufacture and sell high performing calcium sulfonate specialty greases and phosphate ester based fluids and additives for power generation fluids and for use in anti-wear agents in a variety of lubricants.

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

        Our urethane chemicals business provides products for a variety of end uses and applications. The urethane chemicals business consists primarily of three product lines: Fomrez® saturated polyester polyols, Witcobond® polyurethane dispersions, and Trixene® blocked isocyanates. Fomrez® polyester polyols are employed in industrial applications such as flexible foam for seating. Our Witcobond® polyurethane dispersions are sold to a larger and more diverse customer base primarily for applications such as glass fiber sizing, wood floor coatings and ballistics protection applications. Our Trixene® product offering includes blocked isocyanates and specialty polymer systems used in a wide range of coating, adhesive, sealant and elastomer applications. Our focus on customer intimacy in the urethane chemicals business enables us to tailor specific product offerings to meet our customers' most demanding application requirements.

Industrial Engineered Products

        We are a global leader in manufacturing and selling of engineered specialty chemicals utilized in the plastics, agriculture, fine chemicals, oil and gas, building and construction, insulation, electronics, mercury control, solar energy, pharmaceutical and automotive industries. Our products include catalyst components, surface treatments, flame retardants and an extensive bromine based product line used as agricultural and pharmaceutical intermediates, completion fluids for oil and gas extraction and mercury control products for coal fired power stations. These products are sold across the entire value chain ranging from direct sales to monomer producers, polymer manufacturers, compounders and fabricators, fine chemical and pharmaceutical manufacturers, photovoltaic panel and LED producers, oilfield service and electricity generation companies to industry distributors.

        The Industrial Engineered Products segment had net sales of $896 million for 2012, $869 million for 2011 and $728 million for 2010. This segment represented 34%, 33% and 31% of our total net sales in 2012, 2011 and 2010, respectively. The major product offerings of this segment are described below and in the table above.

  Great Lakes Solutions

        Great Lakes Solutions is a global and innovative leader in safe and cost-efficient flame retardant products and solutions for use in applications such as electronic components, electrical enclosures and building products, including insulation and furniture foam, and automotive. We also specialize in the manufacture and marketing of bromine, bromine intermediates and end products to chemical manufacturing and energy producing industries.

        Great Lakes Solutions is committed to greener innovation targeting consumer electronics, furniture foam, more energy-efficient thermal insulation and the power industry. Great Lakes Solutions Emerald Innovation™ series of flame retardants is the result of our dedication to providing products that are innovative and reliable and also minimize the impact on the environment and human health without sacrificing performance or quality. Our GeoBrom® line of bromine and bromine derivative products is another example of greener innovation where we deploy our technology expertise to provide a solution to controlling mercury emissions from coal-fired power stations.

        With sales, technology and manufacturing on three continents, Great Lakes Solutions is truly a global business with expanding footprint and services. Through our strategic geographic and operational initiatives, we have significantly expanded our ISO fleet capabilities. We are backwardly integrated to brine, a primary source of bromine and during 2009 to 2012 we invested approximately $150 million in infrastructure to redeploy our assets to produce new greener innovative brominated flame retardants and increase the efficiency and reliability of our plants and pipelines. We are well positioned to support not only growth of our traditional industry segments but also to provide security of supply with expansion capability to our mercury control customers.

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

Consumer Products

        The Consumer Products segment develops, manufactures and sells performance chemicals to consumers for in-home and outdoor use. These chemicals include recreational water treatment products sold under a variety of branded labels through local dealers and large retailers to assist consumers in the maintenance and enhancement of their swimming pools and spas and branded cleaners and degreasers sold primarily through mass merchants and large retailers to consumers for home cleaning.

        Our pool and spa product lines consist of sanitizers, algaecides, biocides, oxidizers, pH balancers, mineral balancers and other specialty chemicals and accessories. Our primary channels of distribution are pool and spa independent dealers and mass-market retailers throughout North America, Europe, Australia and South Africa. We hold leading positions in both the North American and European pool and spa chemical markets and we plan to strengthen our position by expanding our independent retailer channel and presence with leading mass market retailers.

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

        The Consumer Products segment had net sales of $433 million for 2012, $422 million for 2011 and $458 million for 2010. This segment represented 16%, 16% and 19% of our total net sales in 2012, 2011 and 2010, respectively.

Chemtura AgroSolutions

        The Chemtura AgroSolutions segment focuses on specific target applications in six major product lines which include seed treatments, fungicides, miticides, insecticides, growth regulators and herbicides. We have developed our products for use on high-value target crops such as tree and vine fruits, ornamentals and nuts and for commodity row crops such as soybeans, oilseed rape and corn. Our dedicated sales force works with growers and distributors to promote the use of our products throughout a crop's growth cycle and to address selective regional, climate, and growth opportunities. We expand our presence in worldwide targeted markets by developing or acquiring crop protection products and obtaining registrations for new uses and geographies where demand for our products and services has potential for growth. Our expertise in registering our product offerings and our diverse global position differentiates us from our competitors. We develop and sell our own products and we also sell and register products manufactured by others on a license and/or resale basis.

        Our seed treatments are used to coat seeds in order to protect the seed during germination and protect the plant during initial growth phases. Seed treatment is an environmentally attractive form of crop protection involving localized use of agricultural chemicals at much lower use rates than other (foliar) agrichemical treatments. We anticipate growth in seed treatment resulting from the expanded use of higher value genetically modified seed.

        Our fungicides are products that prevent the spread of fungi in crops which can cause damage resulting in loss of yield and profit for growers. Our miticides (acaricides) are products that control a variety of mite pests on the crops. Our insecticides are products used against insect pests at different stages of the life cycle from egg and larvae to nymph and adult. They have both crop and public health applications. Our plant growth regulators are products used for controlling or modifying plant growth processes without severe phytotoxicity. Our herbicides are products used to control unwanted plants while leaving the crops they are targeted to treat unharmed.

        We work closely with our customers, distributors, and individual growers as part of an on-the-ground coordinated effort. We develop products in response to ongoing customer demands, drawing upon existing technologies and tailoring them to match immediate needs. For example, a grower's crops may require varying levels of treatment depending on weather conditions and the degree of infestation. Our research and technology is therefore geared towards responding to threats to crops around the world as they emerge under a variety of conditions.

        We benefit from nearly 50 years of experience in the field, along with over 2,000 national product registrations in more than 100 countries. Our experience with registering products is a valuable asset, as registration is a significant barrier to entry, particularly in developed countries. Registration of products is a complex process in which we have developed proficiency over time. The breadth of our distribution network and the depth of our experience enable us to focus on profitable applications that have been less sensitive to competitive pricing pressures than broad commodity segments. This position allows us to attract licensing and resale opportunities from partner companies providing us new products and technologies to accompany our own existing chemistries.

        We sell our products in North America through a distribution network consisting of more than 1,000 distributor outlets that sell directly to end use customers. Internationally, our direct sales force services over 3,000 distributors, dealers, cooperatives, seed companies and large growers.

        The Chemtura AgroSolutions segment had net sales of $409 million for 2012, $376 million for 2011 and $351 million for 2010. This segment represented 16%, 15% and 15% of our total net sales in 2012, 2011 and 2010, respectively.

Discontinued Operations

        On November 9, 2012, we entered into an asset purchase agreement with SK Blue Holdings, Ltd. ("SK"), an affiliate of SK Capital Partners III, L.P. to sell substantially all the assets of our Antioxidant business for $200 million, $190 million to be paid in cash at closing plus a $10 million seller note. The assets to be sold include, among others, trade receivables, inventory, our equity interest in two joint ventures, certain dedicated plants in the U.S., France and Germany, and certain dedicated assets in shared facilities. SK also agreed to assume certain liabilities related to the Antioxidant business. We will retain assets that are shared with our other business components that exist in certain locations globally.

        On January 25, 2013, we entered into an Amended and Restated Asset Purchase and Contribution Agreement with SK and Addivant USA Holdings Corp. ("Addivant") whereby SK and Addivant agreed, in addition to purchasing substantially all the assets of our Antioxidant business, to assume certain additional pension and environmental liabilities totaling approximately $93 million. The agreement provides for the actuarial valuation of net pension liabilities to be assumed to be updated shortly before the closing of the transaction. To the extent the updated values are a reduction of the net pension liability, the difference will be applied to increase, by an equal amount, the value of the seller note to be issued at closing. To the extent the updated values are an increase in the net pension liability, the increase will be applied in equal amount first to reduce the value of the seller note and then if the seller note is extinguished, as a reduction to the cash consideration. Based on the January 25, 2013 terms, the consideration payable at closing of $107 million will consist of $97 million in cash, $9 million in preferred stock to be issued by Addivant and a seller note of $1 million subject to customary closing conditions and adjustments for working capital changes. The transaction is anticipated to close in the first quarter of 2013.

        As a result of entering into this transaction, the assets and liabilities included in the Antioxidant Sale have been presented as assets and liabilities of discontinued operations and earnings and direct costs associated with the Antioxidant business have been presented as (loss) earnings from discontinued operations, net of tax in our financial statements for the current and comparative periods in Item 8—Financial Statements and Supplementary Data.

        Our antioxidants and UV stabilizer business is comprised of five product families which operate from worldwide manufacturing facilities to meet the needs of the large global petrochemical producers as well as regional compounders. We are one of the world's largest suppliers of plastic antioxidants. These additives enables today's producers of polymers and polymer parts to withstand the requirements of the most demanding processing equipment and end user applications. Our UV stabilizers additives are used to protect polymers against the harmful effects of UV light. Applications include agricultural films, automotive coatings and photovoltaic films. The rubber additives products protect elastomers and rubber compounds such as tires from cracking and deteriorating from exposure to ozone as well as providing resistance to oxygen and heat degradation. Our inhibitors prevent polymerization in production of certain monomers enabling our customers to operate their plants efficiently and safely. The polymer modifier products are used as coupling agents and impact modifiers for polymers (and increasingly bioplastics) for use in engineering applications in markets such as automotive and building and construction. Incorporating such additives into resin systems improves the durability and longevity of plastics used in packaging, consumer durables, automotive parts and electrical components. Through our proprietary technology, we are able to offer "powder free" solutions so our customers can avoid the hazards of working with powders in a chemical environment. At the same time, we are proficient in blending a variety of these materials into specialized formulations uniquely tailored to customer specific end-use requirements.

        These discontinued operations had net sales of $387 million for 2012, $419 million for 2011 and $388 million for 2010.

Sources of Raw Materials

        Hydrocarbon-based and inorganic chemicals constitute the majority of the raw materials required to manufacture our products. These materials are generally available from a number of sources, some of which are foreign. We use significant amounts of chemicals derived from ethylene, propylene, benzene, iso-butane, palm and coconut oil, methanol, phosphorus and urea. In addition, chlorine, caustic, other petrochemicals and tin represent some key materials used in our chemical manufacturing processes. Major requirements for key raw materials are purchased typically pursuant to multi-year contracts. Large increases in the cost of such key raw materials, as well as natural gas, which powers some key production facilities, could adversely affect our operating margins if we are not able to pass the higher costs on to our customers through higher selling prices. While temporary shortages of raw materials we use may occur occasionally, key raw materials have generally been available. However, there can be no assurance that unforeseen developments (including markets, political and regulatory conditions) will not affect our raw material supplies, their continuing availability and their cost. For additional information related to these risks, see Item 1A.—Risk Factors.

Seasonal Business

        No material portion of our Industrial Performance Products or Industrial Engineered Products business is significantly seasonal. Our Chemtura AgroSolutions segment is seasonal in nature and corresponds to agricultural cycles within each respective region. Similarly, in the Consumer Products segment, approximately 85% of net sales are generated from our recreational water products business serving the North American and European regions. These recreational water products generally record higher sales in the second and third quarters of each year.

Employees

        We had approximately 4,600 full time employees at December 31, 2012.

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

Competitive Conditions

        The breadth of our product offering provides multiple channels for growth and mitigates our dependence on any one market or end-use application. We sell our products in more than 100 countries. This worldwide presence reduces our exposure to any one country's or region's economy although a majority of our sales are in North America and Europe.

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

Research and Development

        All of our businesses conduct research and development activities to increase competitiveness. Our businesses conduct research and development activities to develop new and to optimize existing production technologies, as well as to develop commercially viable new products and applications while also maintaining existing product registrations required by regulatory agencies around the world. Our research and development expenditures totaled $44 million in 2012, $38 million in 2011 and $39 million in 2010.

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

        We have approximately 2,700 United States and foreign granted patents and pending patent applications and approximately 4,300 United States and foreign registered and pending trademarks. Patents, trademarks, trade secrets in the nature of know-how, formulations, and manufacturing techniques assist us in maintaining the competitive position of certain of our products. Our intellectual property is of particular importance to a number of specialty chemicals we manufacture and sell. However, we do business in countries where protection may be limited and difficult to enforce. We are licensed to use certain patents and technology owned by other companies, including some foreign companies, to manufacture products complementary to our own products, for which we pay royalties in amounts not considered material, in the aggregate, to our consolidated results. Products to which we have such rights include certain crop protection chemicals.

        Neither our business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright or trade secret.

Emergence from Chapter 11

        On March 18, 2009 (the "Petition date"), Chemtura and 26 of our U.S. affiliates (collectively, the "U.S. Debtors" or the "Debtors" when used in relation to matters before August 8, 2010) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code ("Chapter 11") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court").

        On August 8, 2010, our Canadian subsidiary, Chemtura Canada Co/Cie ("Chemtura Canada"), filed a voluntary petition for relief under Chapter 11. The U.S. Debtors along with Chemtura Canada after it filed for Chapter 11 (collectively, the "Debtors") requested the Bankruptcy Court to enter an order jointly administering Chemtura Canada's Chapter 11 case with the previously filed Chapter 11 cases and appoint Chemtura Canada as the "foreign representative" for the purposes of the Canadian Case. Such orders were granted on August 9, 2010. On August 11, 2010, the Canadian Court entered an order recognizing the Chapter 11 cases as a "foreign proceedings" under the Companies' Creditors Arrangement Act (the "CCAA") in the Ontario Superior Court of Justice.

        On November 3, 2010, the Bankruptcy Court entered an order confirming the Debtors' plan of reorganization (the "Plan"). On November 10, 2010 (the "Effective Date"), the Debtors substantially consummated their reorganization through a series of transactions contemplated by the Plan and the Plan became effective. As of December 31, 2012, the Bankruptcy Court has entered orders granting final decree closing all of the Debtors' Chapter 11 cases except the Chapter 11 case of Chemtura Corporation.

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

        Environmental Health and Safety Regulation—We believe that our business, operations and facilities are being operated in substantial compliance, in all material respects, with applicable environmental, health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. The ongoing operations of chemical manufacturing plants, however, entail risks in these areas and there can be no assurance that material costs or liabilities will not be incurred. In addition, future developments of environmental, health and safety laws and regulations and related enforcement policies, could bring into question the handling, manufacture, use, emission or disposal of substances or pollutants at facilities we own, use or control. These developments could involve potential significant expenditures in our manufacture, use or disposal of certain products or wastes. To meet changing permitting and regulatory standards, we may be required to make significant site or operational modifications, potentially involving substantial expenditures and reduction or suspension of certain operations. We incurred $14 million of costs for capital projects and $87 million for operating and maintenance costs related to environmental health and safety programs at our facilities during 2012. In 2013, we expect to incur approximately $23 million of costs for capital projects and $93 million for operating and maintenance costs related to environmental health and safety programs at our facilities. During 2012, we paid $12 million to remediate previously utilized waste disposal sites and current and past facilities. We expect to spend approximately $17 million during 2013 to remediate such waste disposal sites and current and former facilities.

        Pesticide Regulation—Our Chemtura AgroSolutions segment is subject to regulations under various federal, state, and foreign laws and regulations relating to the manufacture, sale and use of pesticide products.

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

        FFDCA, as amended by FQPA, authorized the Environmental Protection Agency ("EPA") to set a tolerance for a pesticide in or on food at a level which poses "a reasonable certainty of no harm" to consumers. The EPA is required to review all tolerances for all pesticide products. Most of our products have successfully completed review, others are currently under review and other products will be reviewed under this standard in the future.

        The European Union Commission has established procedures whereby all existing crop protection active ingredient chemicals commercially available in the European Union (the "EU") are to be reviewed. Regulation 91/414 became effective in 1993 and the process was updated in 2007 and 2008. The original list of existing chemicals was prioritized and divided into 4 parts. We had four chemicals on the first list, three of which were successfully supported through the review, which results in inclusion onto Annex I of 91/414, while the fourth was withdrawn by us for commercial reasons and has since been re-submitted. The remainder of our products will be reviewed under Regulation EC (No) 1107/2009 which repeals Regulation 91/414; the overall process is expected to be completed by the end of 2018. The continued process may lead to full registration in member states of the EU or may lead to some restrictions or cancellation of registrations if it is determined that a product poses an unacceptable risk.

        Chemical Regulation—In December 2006, the EU signed the Registration, Evaluation and Authorization of Chemicals ("REACh") legislation. This legislation requires chemical manufacturers and importers in the EU to demonstrate the safety of the chemical substances contained in products. The effective date of the legislation was June 1, 2007 and it required all covered substances to be pre-registered by November 30, 2008. Since December 1, 2008, no product containing covered substances can be manufactured in or imported into the EU unless the substances therein have been pre-registered. The full registration of REACh will be phased in over the next several years. We have registered and continue to register substances as necessary in accordance with applicable registration deadlines. In 2012 and 2011, while we registered a few substances, we spent $4 million and $5 million, respectively, primarily on improving our REACh registration processes to reduce costs and risks associated with our 2013 registrations when we anticipate registering between 75 and 125 substances. We anticipate REACh related costs of approximately $5 million in 2013, $7 million in 2014 and $7 million in 2015. The cost estimates could vary based on data availability and cost. The implementation of the REACh registration process may affect our ability to manufacture and sell certain products in the future.

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

        External factors, including domestic and global economic conditions, international events and circumstances, competitor actions and government regulation, are beyond our control and can cause fluctuations in demand and volatility in the prices of raw materials and other costs that can intensify the impact of economic cycles on our operations. We produce a broad range of products that are used as additives and components in other products in a wide variety of end-use markets. As a result, our products may be negatively impacted by supply and demand instability in other industries and the effects of that instability on supply chain participants. Economic and political conditions in countries in which we operate may also adversely impact our operations. For example, some countries in Europe have been particularly adversely affected by rising government deficits and debt levels, which require certain countries to adopt deflationary fiscal and monetary policies which could negatively affect our businesses. Although our diversified product portfolio and international presence lessens our dependence on a single market and exposure to economic conditions or political instability in any one country or region, our businesses are nonetheless sensitive to changes in economic conditions. Accordingly, financial crises and economic downturns anywhere in the world could adversely affect our results of operations, cash flows and financial condition.

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

        Sales volumes for the products in our Chemtura AgroSolutions segment, like all agricultural products, are subject to the sector's dependency on weather, disease and pest infestation conditions. Adverse weather conditions in a particular region could have a material adverse affect on our Chemtura AgroSolutions segment. Additionally, our Chemtura AgroSolutions segment products are typically sold pursuant to contracts with extended payment terms in Latin America and Europe. Customary extended payment periods, which are tied to particular crop growing cycles, render our Chemtura AgroSolutions segment susceptible to losses from receivables during economic downturns and may adversely affect our results of operations and cash flows.

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

        Recently, there has been increased scrutiny by regulatory authorities, legislative bodies, environmental interest groups and the media in the United States and other countries of certain brominated flame retardants. In a related development, the State of California in June 2012 announced its intention to review and update its flame retardance standards for filling materials used in upholstered furniture and proposed revised standards in August 2012. In view of the size of the California market and the historical influence of California regulatory initiatives on regulators and consumers elsewhere in the United States, the impact of any revised California standard could potentially reach beyond the state. The threat of additional regulation or concern about the impact of brominated flame retardants on human health or the environment or changes in existing or additional government regulations, including limitations or bans on the use of certain brominated flame retardants, may result in a decline in our net sales of certain brominated flame retardants and adversely affect our results of operations and cash flows.

Recent federal regulations aimed at increasing security at certain chemical production plants and similar legislation that may be proposed in the future could require us to enhance plant security and to alter or discontinue our production of certain chemical products, thereby increasing our operating costs and causing an adverse effect on our results of operations.

        Regulations have recently been issued by the U.S. Department of Homeland Security ("DHS") aimed at decreasing the risk, and effects, of potential terrorist attacks on chemical plants located within the United States. Pursuant to these regulations, these goals would be accomplished in part through the requirement that certain high-priority facilities develop a prevention, preparedness, and response plan after conducting a vulnerability assessment. In addition, companies may be required to evaluate the possibility of using less dangerous chemicals and technologies as part of their vulnerability assessments and prevention plans and implementing feasible safer technologies in order to minimize potential damage to their facilities from a terrorist attack. Certain of our sites are subject to these regulations and we cannot state at this time with certainty the costs associated with any security plans that the DHS may require. These regulations may be revised further and additional legislation may be proposed in the future on this topic. It is possible that such future legislation could contain terms that are more restrictive than what has recently been passed and which would be more costly to us. We cannot predict the final form of currently pending legislation or other related legislation that may be passed and we can provide no assurance that such legislation will not have an adverse effect on our results of operations in a future reporting period. In addition, we may incur liabilities for subsequent damages in the event that we fail to comply with these regulations.

We operate on an international scale and are exposed to risks in the countries in which we have significant operations or interests. Changes in foreign laws and regulatory requirements, export controls or international tax treaties could adversely affect our results of operations and cash flows.

        We are dependent, in large part, on the economies of the countries in which we manufacture and market our products. Of our 2012 net sales, 48% were to customers in the United States and Canada, 28% to Europe and Africa, 18% to the Asia/Pacific region and 6% to Latin America. As of December 31, 2012, our net property, plant and equipment were located in various regions including 66% in the United States and Canada, 26% in Europe and Africa, 6% in the Asia/Pacific region and 2% in Latin America.

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

        We depend on our ability to produce accurate and timely financial statements in order to run our business. If we fail to do so, our business could be negatively affected and our independent registered public accounting firm may be unable to attest to the fair presentation of our Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles ("GAAP") and the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. If we cannot provide reliable financial reports and effectively prevent fraud, our reputation and operating results could be harmed. Even effective internal controls have inherent limitations including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting in future periods are subject to the risk that the control may become inadequate because of changes in conditions or a deterioration in that the degree of compliance with the policies or procedures.

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

        Our intellectual property is of particular importance for a number of the specialty chemicals that we manufacture and sell. The trademarks and patents that we own may be challenged, and because of such challenges, we could eventually lose our exclusive rights to use and enforce such patented technologies and trademarks, which would adversely affect our competitive position and results of operations. We are licensed to use certain patents and technology owned by other companies, including foreign companies, to manufacture products complementary to our own products. We pay royalties for these licenses in amounts not considered material, in the aggregate, to our consolidated results.

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

        Our operating results are influenced in part by our ability to introduce new products and services that offer distinct value to our customers. For example, both our Chemtura AgroSolutions segment and our organometallic business seek to provide tailored products for our customers' often unique problems, which require an ongoing level of innovation. In many of the markets where we sell our products, the products are subject to a traditional product life cycle. Even where we devote significant human and financial resources to develop new technologically advanced products and services, we may not be successful in these efforts.

Joint venture investments that we enter into could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners' financial condition and disputes between us and our joint venture partners.

        A portion of our operations is conducted through certain ventures in which we share control with third parties. In these situations, we are not in a position to exercise sole decision-making authority regarding the facility, partnership, joint venture or other entity. Investments through partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that joint venture partners might become bankrupt, fail to fund their share of required capital contributions, make poor business decisions or block or delay necessary decisions. Joint venture partners may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor our joint venture partners would have full control over the partnership or joint venture. Disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent the members of our management team from focusing their time and effort on our business. Consequently, action by, or disputes with, our joint venture partners might result in subjecting the facilities owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our joint venture partners. Our joint ventures' unfunded and underfunded pension plans and post-retirement health care plans could adversely impact our financial condition, results of operations and cash flows.

Our unfunded and underfunded defined benefit pension plans and post-retirement welfare benefit plans could adversely impact our financial condition, results of operations and cash flows.

        The cost of our defined benefit pension and post-retirement welfare benefit plans is recognized through operations over extended periods of time and involves many uncertainties during those periods of time. Our funding policy for defined benefit pension plans is to accumulate plan assets through our cash contributions and prudent investment returns, such that, over the long run, will approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, changes in the life expectancy of plan beneficiaries, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets. Similarly, our post-retirement welfare benefit cost is materially affected by the discount rate used to measure these obligations, as well as by changes in the actual cost of providing these medical and other welfare benefits.

        We have underfunded obligations under our U.S. tax-qualified defined benefit pension plans totaling approximately $226 million on a projected benefit obligation basis as of December 31, 2012. Declines in the value of the plan investments, the discount rate used to measure liabilities, increases in life expectancy of beneficiaries or unfavorable changes in law or regulations that govern pension plan funding could materially change the timing and amount of required funding. Additionally, we sponsor other foreign and non-qualified U.S. pension plans under which there are substantial unfunded liabilities totaling approximately $129 million on a projected benefit obligation basis as of December 31, 2012. Foreign regulatory authorities may seek to have Chemtura and/or certain of our non-sponsoring subsidiaries take responsibility for some portion of these obligations. Mandatory funding contributions with respect to these obligations and potential unfunded benefit liability claims could have a material adverse effect on our financial condition, results of operations or future cash flows. In addition, our actual costs with respect to our post-retirement welfare benefit plans could exceed our current actuarial projections.

We engage in acquisitions and divestitures, which could adversely affect our financial condition, results of operations and business; we may not realize all of the anticipated benefits of these transactions or these benefits may take longer to realize than expected.

        From time to time we engage in strategic acquisitions and divestitures which involve risks. We may not realize the expected benefits of acquisitions, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. The integration of an acquired business may result in material unanticipated problems, expenses, liabilities or competitive responses. Other risks associated with past or future acquisitions include: the business culture of the acquired business may not match well with our culture; technological and product synergies, economies of scale and cost reductions may not occur as expected; unforeseen expenses, delays or conditions may be imposed upon the acquisition, including due to required regulatory approvals or consents; we may acquire or assume unexpected liabilities or be subject to unexpected penalties or other enforcement actions; faulty assumptions may be made regarding the integration process; unforeseen difficulties may arise in integrating operations, processes and systems; higher than expected investments may be required to implement necessary compliance processes and related systems, including information technology systems, accounting systems and internal controls over financial reporting; we may fail to retain, motivate and integrate key management and other employees of the acquired business; higher than expected finance costs may arise due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies in any jurisdiction in which the acquired business conducts its operations; and we may experience problems in retaining customers and integrating customer bases. Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and attention. Failure to implement our acquisition strategy, including successfully integrating acquired businesses, could have an adverse effect on our business, financial condition and results of operations.

        Furthermore, we make strategic divestitures from time to time. A successful divestiture depends on various factors, including our ability to: effectively transfer liabilities, contracts, facilities and employees to the purchaser; identify and separate the intellectual property to be divested from the intellectual property that we wish to keep; and reduce fixed costs previously associated with the divested assets or business. In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase our other products. These divestitures may on occasions, also result in continued financial involvement in the divested businesses, including through guarantees, supply and transition service agreements, deferred purchase consideration and other financial arrangements.

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

        A step toward potential federal restriction on greenhouse gas emissions was taken on December 7, 2009 when the Environmental Protection Agency ("EPA") issued its Endangerment Finding in response to a decision of the Supreme Court of the United States. The EPA found that the emission of six greenhouse gases, including carbon dioxide (which is emitted from the combustion of fossil fuels), may reasonably be anticipated to endanger public health and welfare. Based on this finding, the EPA defined the mix of these six greenhouse gases to be "air pollution" subject to regulation under the Clean Air Act. Although the EPA has stated a preference that greenhouse gas regulation be based on new federal legislation rather than the existing Clean Air Act, absent legislative action, the EPA has begun to regulate many sources of greenhouse gas emissions.

        The U.S. Congress recently considered legislation that would create an economy-wide "cap-and-trade" system that would establish a limit (or cap) on overall greenhouse gas emissions and create a market for the purchase and/or sale of emissions permits or "allowances." Under these proposals, the chemical industry likely would be affected due to anticipated increases in energy costs as fuel providers pass on the cost of the emissions allowances, which they would be required to obtain, to cover the emissions from fuel production and the eventual use of fuel by us or our energy suppliers. In addition, cap-and-trade proposals would likely increase the cost of energy, including purchases of steam and electricity, and certain raw materials used by us. Other countries are also considering or have implemented regulatory programs to reduce greenhouse gas emissions. Future environmental legislative and regulatory developments related to climate change are possible, which could materially increase operating costs in the chemical industry and thereby increase our manufacturing and delivery costs. In addition, it is presently unclear what effects, if any, changes in regional or global climate will have on our operations or results.

New regulations related to "conflict minerals" may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo ("DRC") and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements will require due diligence efforts in fiscal 2013, with initial disclosure requirements beginning in fiscal 2014. There could be significant costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering "conflict free" conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational or consumer sales challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

        Our certificate of incorporation authorizes the issuance of 500 million shares of common stock, of which 100.4 million shares were issued and 98.0 million shares outstanding as of December 31, 2012. Our board of directors (the "Board") has the authority to issue additional shares of common stock up to the authorized capital stated in the certificate of incorporation. Our Board may choose to issue some or all of such shares of common stock to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares of common stock will result in a reduction of the book value or market price of the outstanding shares of our common stock. Additionally, we have an incentive plan that allows for the issuance of up to 11 million shares (currently 5.3 million shares remain available for future grants), equal to eleven percent of our new shares of common stock issued on the Effective Date.

        On October 18, 2011, we announced that our Board has authorized us to repurchase up to $50 million of our common stock over the next twelve months. On July 31, 2012, our Board authorized an increase in our share repurchase program from $50 million to up to $100 million and extended the program to November 2013. The shares are expected to be repurchased from time to time through open market purchases. The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board's discretion. The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). As of December 31, 2012, we had purchased 3.4 million shares for $41 million.

Item 1B:    Unresolved Staff Comments

        None.

Item 2:    Properties

        The following table sets forth information regarding our principal operating properties and other significant properties as of December 31, 2012. All of the following properties are owned except where otherwise indicated. In general, our operating properties are well maintained, suitably equipped and in good operating condition.

Location	Facility	Reporting Segment
UNITED STATES
Alabama
Bay Minette(3)	Plant	Antioxidant business
Arkansas
El Dorado	Plant	Industrial Engineered Products
California
McFarland	Repackaging Warehouse	Industrial Engineered Products
Connecticut
Middlebury*	Executive Offices	Corporate Offices
Naugatuck	Research Center	Industrial Performance Products
Georgia
Conyers	Plant	Consumer Products
Lawrenceville*	Office, Research Center	Consumer Products, Chemtura AgroSolutions
Illinois
Mapleton	Plant	Industrial Engineered Products
Pekin*	Plant	Chemtura AgroSolutions
Indiana
West Lafayette	Office, Research Center	Industrial Engineered Products
Louisiana
Lake Charles	Plant	Consumer Products
Westlake	Land	Consumer Products
Michigan
Adrian	Plant	Consumer Products
New Jersey
East Hanover	Plant	Industrial Performance Products
Fords	Plant	Industrial Performance Products
Perth Amboy	Plant	Industrial Performance Products
North Carolina
Gastonia	Plant	Industrial Performance Products, Chemtura AgroSolutions
Pennsylvania
Philadelphia*	Executive Offices	Corporate Offices
West Virginia
Morgantown(3)	Plant, Research Center	Antioxidant business

Location	Facility	Reporting Segment
INTERNATIONAL
Australia
Adelaide	Office	Corporate Office
Sydney	Office	Corporate Office
Brazil
Rio Claro	Plant	Industrial Engineered Products, Industrial Performance Products, Chemtura AgroSolutions
Sao Paulo*	Office	Industrial Engineered Products, Industrial Performance Products, Chemtura AgroSolutions
Canada
Elmira	Plant	Industrial Performance Products, Chemtura AgroSolutions, Industrial Engineered Products
Guelph	Research Center	Chemtura AgroSolutions
West Hill	Plant	Consumer Products, Industrial Performance Products
France
Catenoy(3)	Plant	Antioxidant business
Dardilly*	Office	Consumer Products
Germany
Bergkamen*	Plant, Research Center	Industrial Engineered Products
Waldkraiburg(3)	Plant	Antioxidant business
Planegg*	Office	Consumer Products
India
Gajraula	Plant	Chemtura AgroSolutions
New Delhi	Office	Industrial Engineered Products, Industrial Performance Products, Chemtura AgroSolutions
Italy
Latina	Plant	Industrial Performance Products, Chemtura AgroSolutions
Milan(1)	Office	Industrial Performance Products
Mexico
Altamira	Plant	Industrial Engineered Products, Industrial Performance Products
Cuautitlan	Office, Warehouse	Industrial Engineered Products, Industrial Performance Products
Reynosa	Plant	Industrial Engineered Products
The Netherlands
Amsterdam	Plant	Chemtura AgroSolutions
Republic of China
Nanjing	Plant, Research Center	Industrial Performance Products
Shanghai*	Office	Corporate
South Africa
Atlantis	Plant	Consumer Products
Boksburg	Office	Chemtura AgroSolutions
Kylami	Office	Industrial Performance Products

Location	Facility	Reporting Segment
South Korea
Pyongtaek(2)	Plant	Antioxidant business
Switzerland
Frauenfeld*	Office	Industrial Engineered Products, Chemtura AgroSolutions, Corporate
Taiwan
Kaohsiung	Plant	Industrial Engineered Products, Industrial Performance Products
United Kingdom
Accrington	Plant	Industrial Performance Products
Cheltenham	Office/Tech Center	Consumer Products
Droitwich	Plant	Industrial Performance Products
Evesham	Research Center	Chemtura AgroSolutions
Langley*	Office	Chemtura AgroSolutions, Corporate
Trafford Park	Plant, Office	Industrial Engineered Products, Industrial Performance Products, Corporate

*
Leased property.

(1)
Facility leased by Anderol Italia S.r.l, which is 51% owned by us.

(2)
Facility owned by Asia Stabilizers Co. Ltd. which is 65% owned by us.

(3)
Included in the Antioxidant Sale. The assets and liabilities included in the Antioxidant Sale have been presented as assets and liabilities of discontinued operations on our Consolidated Balance Sheet for current and comparable periods.

Item 3:    Legal Proceedings

        Information regarding our legal proceedings can be found in Note 19—Legal Proceedings and Contingencies in our Notes to Consolidated Financial Statements and is incorporated by reference herein.

Item 4:    Mine Safety Disclosure

        Not applicable.

PART II

Item 5:    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        On November 10, 2010, pursuant to our Plan, our previously outstanding common stock (including treasury stock) was cancelled and we authorized and began issuance of 100 million shares of our common stock, par value $0.01 per share (the "New Common Stock"). As of December 31, 2012, 100.4 million shares were issued and 98 million shares were outstanding. The New Common Stock was approved for listing on the New York Stock Exchange (the "NYSE") on November 8, 2010 and started trading on the exchange under the ticker symbol "CHMT" on November 11, 2010 (the "New Common Stock").

        We have no current plans to pay any cash dividends on our New Common Stock and instead may retain earnings, if any, for future operation, expansion and debt repayment. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors (the "Board") and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board may deem relevant. In addition, our debt agreements contain covenants restricting the payment of dividends by us and by each of our subsidiaries that are party to such facilities, which is subject to a number of specific exceptions.

        The following table summarizes the range of market prices for our New Common Stock as reported by the NYSE, by quarter during the past two years:

	2012
	First	Second	Third	Fourth
Market price per common share:
High	$17.79	$17.91	$18.44	$21.69
Low	$11.36	$13.17	$12.55	$14.85

	2011
	First	Second	Third	Fourth
Market price per common share:
High	$17.98	$19.37	$18.92	$12.95
Low	$15.05	$16.34	$9.86	$8.49

        The number of holders of record of our New Common Stock on December 31, 2012 was approximately 5,100. See Item 1A—Risk Factors for a discussion of risks related to our common stock.

Issuer Purchases of Equity Securities During the Fourth Quarter of 2012

        On October 18, 2011, we announced that our Board had authorized us to repurchase up to $50 million of our New Common Stock over the next twelve months. On July 31, 2012, our Board authorized an increase in our share repurchase program from $50 million to up to $100 million and extended the program to November 2013. The shares are expected to be repurchased from time to time through open market purchases. The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board's discretion. The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). As of December 31, 2012 the cumulative authorized repurchase allowance was $100 million, of which we had purchased 3.4 million shares for $41 million. The remaining allowance under the program was approximately $59 million. There were no securities repurchased in the fourth quarter of 2012.

PERFORMANCE GRAPH

        The following graph compares the cumulative total return on our common stock for the period November 11, 2010 through December 31, 2012 with the returns of the Standard & Poor's 500 Stock Index and the S&P 500 Specialty Chemicals Index, assuming an investment of $100 on November 11, 2010 and the reinvestment of all dividends. Since our old common stock was canceled when we emerged from Chapter 11 and our New Common Stock began trading on the NYSE on November 11, 2010, stock performance prior to November 11, 2010 does not provide meaningful comparison and has not been provided.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG CHEMTURA CORPORATION,
S&P 500 AND S&P 500 SPECIALTY CHEMICALS

	11/11/2010	12/31/2010	6/30/2011	12/31/2011	6/30/2012	12/31/2012
CHEMTURA CORPORATION	$100.0	$103.8	$118.2	$73.6	$94.2	$138.1
S&P500	$100.0	$103.6	$108.8	$103.6	$112.2	$117.5
S&P 500 SPECIALTY CHEMICALS	$100.0	$104.6	$114.3	$109.6	$134.8	$152.1

Item 6:    Selected Financial Data

        The following reflects our selected financial data for each of our last five fiscal years and has been reclassified to reflect the effects of the Antioxidant Sale. The information below should be read in conjunction with Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8—Financial Statements and Supplementary Data of this Annual Report. The financial information presented may not be indicative of future performance.

(In millions of dollars, except per share data)	2012	2011	2010	2009	2008
Summary of Operations
Net sales	$2,629	$2,606	$2,372	$1,993	$2,688
Gross profit	691	667	612	534	673
Selling, general and administrative	299	326	306	279	310
Depreciation and amortization	120	123	158	144	203
Research and development	44	38	39	33	43
Facility closures, severance and related costs	12	3	1	4	20
Antitrust costs	—	—	—	10	12
(Gain) loss on sale of business(a)	—	(27)	(2)	—	25
Impairment charges(b)	—	4	57	39	904
Changes in estimates related to expected allowable claims(c)	1	3	35	73	—
Equity loss (income)	4	1	(2)	2	(2)

Operating income (loss)	211	196	20	(50)	(842)
Interest expense(d)	(64)	(63)	(191)	(70)	(78)
Loss on early extinguishment of debt	(1)	—	(88)	—	—
Other income (expense), net	21	—	(6)	(11)	4
Reorganization items, net(e)	(5)	(19)	(303)	(97)	—

Earnings (loss) from continuing operations before income taxes	162	114	(568)	(228)	(916)
Income tax (expense) benefit	(28)	(20)	(19)	(6)	26

Earnings (loss) from continuing operations	134	94	(587)	(234)	(890)
(Loss) earnings from discontinued operations, net of tax	(34)	26	14	(55)	(81)
Loss on sale of discontinued operations, net of tax	—	—	(12)	(3)	—

Net earnings (loss)	100	120	(585)	(292)	(971)
Less: net loss (earnings) attributable to non-controlling interests	1	(1)	(1)	(1)	(2)

Net earnings (loss) attributable to Chemtura	$101	$119	$(586)	$(293)	$(973)

Amounts attributable to Chemtura common stockholders:
Earnings (loss) from continuing operations, net of tax	$134	$94	$(587)	$(234)	$(891)
(Loss) earnings from discontinued operations, net of tax	(33)	25	13	(56)	(82)
Loss on sale of discontinued operations, net of tax	—	—	(12)	(3)	—

Net earnings (loss) attributable to Chemtura	$101	$119	$(586)	$(293)	$(973)

(In millions, except per share data)	2012	2011	2010	2009	2008
Per Share Statistics
Earnings (loss) from continuing operations, net of tax	$1.35	$0.94	$(2.64)	$(0.96)	$(3.67)
(Loss) earnings from discontinued operations, net of tax	(0.33)	0.25	0.06	(0.23)	(0.34)
Loss on sale of discontinued operations, net of tax	—	—	(0.05)	(0.01)	—

Net earnings (loss) attributable to Chemtura	$1.02	$1.19	$(2.63)	$(1.20)	$(4.01)

Dividends	$—	$—	$—	$—	$0.15
Book value	$10.90	$10.86	$10.16	$0.71	$2.01
Common stock trading range: High(f)	$21.69	$19.37	$16.10	$1.55	$8.81
Low(f)	$11.36	$8.49	$0.28	$0.02	$1.02
Average shares outstanding—Basic(f)	98.2	100.1	223.0	242.9	242.3
Average shares outstanding—Diluted(f)	98.8	100.3	223.0	242.9	242.3
Financial Position
Working capital (deficiency)(g)	$1,101	$931	$932	$881	$(558)
Current ratio(g)	3.2	3.4	2.9	2.5	0.7
Total assets	$3,030	$2,855	$2,913	$3,118	$3,057
Total debt, including short-term borrowings(g)	$876	$752	$751	$255	$1,204
Stockholders' equity	$1,068	$1,046	$971	$172	$488
Total capital employed(g)	$1,944	$1,798	$1,722	$427	$1,692
Debt to total capital %(g)	45.1%	41.8%	43.6%	59.7%	71.2%
(In millions of dollars, except for number of employees)
Other Statistics
Net cash provided by (used in) operations(h)	$218	$182	$(204)	$49	$(11)
Capital spending from continuing operations	$142	$148	$115	$48	$110
Depreciation from continuing operations	$90	$90	$126	$111	$165
Amortization from continuing operations	$30	$33	$32	$33	$38
Approximate number of employees at end of year	4,600	4,500	4,200	4,400	4,700

(a)
(Gain) loss on sale of business primarily included a $27 million gain on the sale of our 50% interest in Tetrabrom Technologies Ltd. in 2011, a $2 million gain relating to the sale of the natural sodium sulfonates and oxidized petrolatum product lines in 2010 and a $25 million loss relating primarily to the sale of the oleochemicals business in 2008.

(b)
The 2011 and 2010 charges primarily included the impairment of intangible assets of $3 million and goodwill of $57 million, respectively, within the Chemtura AgroSolutions segment. The 2009 charge included the impairment of goodwill of $37 million and the impairment of intangible assets of $2 million within the Consumer Products segment. The 2008 charge primarily included a $903 million impairment of goodwill associated with the Consumer Products, Industrial Performance Products and Industrial Engineered Products segments.

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

(f)
Upon the effectiveness of our Plan, all previously outstanding shares of common stock were canceled and pursuant to the Plan approximately 100 million shares of New Common Stock were issued. The weighted average shares for 2010 was based upon 243 million of old shares outstanding for approximately 10 months and approximately 100 million of new shares outstanding for approximately 2 months. As a result, the average shares outstanding and price of our New Common Stock may not be comparable to prior periods.

(g)
The 2009 amounts excludes $2 billion of Liabilities Subject to Compromise.

(h)
The 2010 net cash used in operations included $195 million related to cash settlements of claims in connection with the Chapter 11 cases and $50 million of pension contributions in accordance with the Plan.

Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included in Item 8 of this Form 10-K.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" for a discussion of certain of the uncertainties, risks and assumptions associated with these statements.

OUR BUSINESS

        We are among the larger publicly traded specialty chemical companies in the United States. We are dedicated to delivering innovative, application-focused specialty chemical solutions and consumer products. Our principal executive offices are located in Philadelphia, Pennsylvania and Middlebury, Connecticut. We operate in a wide variety of end-use industries, including agriculture, automotive, building and construction, electronics, lubricants, packaging, pool and spa chemicals and transportation. The majority of our chemical products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products. Our agrochemical and consumer products are sold to dealers, distributors and major retailers. We are a leader in many of our key product lines and transact business in more than 100 countries.

        The primary economic factors that influence the operations and sales of our Industrial Performance Products ("Industrial Performance") and Industrial Engineered Products ("Industrial Engineered") segments (collectively referred to as, "Industrials") are industrial, electronic component and polymer production, residential and commercial construction. In addition, our Chemtura AgroSolutions segment is influenced by worldwide weather, disease and pest infestation conditions. Our Consumer Products segment is also influenced by general economic conditions impacting consumer spending and weather conditions. For additional factors that impact our performance, see Item 1A—Risk Factors.

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

OVERVIEW OF OUR PERFORMANCE

        Despite a weak global economy in 2012, we were able to deliver improvements in earnings from continuing operations and cash flow, offer new and innovative products, expand current product offerings and invest in manufacturing capacity for market growth. Earnings from continuing operations were $1.35 per diluted share in 2012, an increase of $0.41 over 2011 and cash flow from operations increased by $36 million to $218 million compared to the prior year.

        We ended 2011 with a significant number of growth opportunities and other strategic initiatives that provided a foundation upon which we were able to build upon in 2012. Focusing on innovation and growth, particularly in the faster growing regions of the world, we introduced new products, offered new and built on existing applications and invested in our businesses to serve our customers' growing needs. We internally reviewed our footprint and cost structure and implemented strategies to reduce costs and gain efficiencies. Among the many accomplishments in 2012 were:

  Industrial Performance

  •
  Construction began on our new multi-purpose manufacturing facility in Nantong, China which will initially support growth in customer demand for petroleum additives and urethanes products in the Asian region.

  •
  Construction also began on the new European manufacturing capability for our Synton® high-viscosity polyalphaolefin ("HVPAO") synthetic basestocks. This increased capacity will support our ability to meet the increasing global demand for these products by locating production capacity in a region of significant demand growth, and will enhance our service levels to continue to meet our customer commitments. The project will enable production in 2013 of the Synton® 40 and Synton® 100 HVPAO products at our facility in Ankerweg, Amsterdam, The Netherlands.

  •
  In December 2012, we entered into a joint development agreement with Caterpillar Inc. for novel applications of Chemtura's Duracast® hot-cast urethane pre-polymer technology for construction and mining equipment.

  Industrial Engineered

  •
  We commercialized our new Emerald InnovationTM 1000 and 3000 products, built a solid sales base for our new GeoBrom® products used in mercury control and demonstrated strength in our overall bromine product sales despite weaker electronics demand.

  •
  In September 2012, we entered into a definitive agreement to acquire the bromine assets of Solaris ChemTech Industries Limited, India's leading manufacturer of bromine and bromine derivatives.

  •
  We added capacity for the production of trimethylaluminum and methylaluminoxane within our organometallics production facility in Germany. Trimethylaluminum is a building block for materials used in high brightness LEDs and is the base feedstock for methylaluminoxane used as an activator in the fast growing market for single site catalyst systems.

  Consumer Products

  •
  We developed and commercialized key new products including the patent-pending Angry Egg™ water treatment and the patent-pending Silky Swim™ Good-Bye Dry Water treatment products designed for chlorine and salt pools. These products will be sold into both the mass and independent retailer channels in 2013.

  Chemtura AgroSolutions

  •
  The segment delivered significant financial improvement in 2012 as a result of its investment in technology based portfolio extensions, improvements to its distribution channels and the cost restructuring actions undertaken in 2011.

  •
  We introduced over 100 new products and registration combinations during the year.

  Other

  •
  We centralized much of our finance functions into regional shared service centers in the United States, the United Kingdom, China and Brazil standardizing our operating procedures, controls and processes while improving the cost and scalability of the function.

  •
  In October 2012, we exercised the accordion feature under our senior secured term facility agreement due 2016 (the "Term Loan") adding an aggregate principal amount of $125 million to finance the pending Indian bromine acquisition.

  •
  In November 2012, we entered into an asset purchase agreement to sell substantially all of the assets of our Antioxidant business and the buyer agreed to assume certain liabilities. The agreement was amended and restated on January 25, 2013. The transaction is expected to be close in the first quarter of 2013.

  •
  During 2012, we repurchased 1.4 million shares of our common stock at a cost of $20 million.

        As we look to 2013, we will continue to invest in people, capital expenditures and technology as we have since 2011 to further drive growth and improved profitability while exploring opportunities to optimize our business portfolio.

RESULTS OF OPERATIONS

(In millions, except per share data)	2012	2011	2010
Net Sales
Industrial Performance Products	$891	$939	$835
Industrial Engineered Products	896	869	728
Consumer Products	433	422	458
Chemtura AgroSolutions	409	376	351

Net Sales	$2,629	$2,606	$2,372

Operating Income
Industrial Performance Products	$102	$116	$110
Industrial Engineered Products	140	130	25
Consumer Products	30	26	67
Chemtura AgroSolutions	65	30	21

Segment Operating Income	337	302	223
General corporate expense including amortization	(113)	(123)	(111)
Change in useful life of property, plant and equipment	—	—	(1)
Facility closures, severance and related costs	(12)	(3)	(1)
Gain on sale of businesses	—	27	2
Impairment charges	—	(4)	(57)
Changes in estimates related to expected allowable claims	(1)	(3)	(35)

Total Operating Income	211	196	20
Interest expense	(64)	(63)	(191)
Loss on early extinguishment of debt	(1)	—	(88)
Other income (expense), net	21	—	(6)
Reorganization items, net	(5)	(19)	(303)

Earnings (loss) from continuing operations before income taxes	162	114	(568)
Income tax expense	(28)	(20)	(19)

Earnings (loss) from continuing operations	134	94	(587)
(Loss) earnings from discontinued operations, net of tax	(34)	26	14
Loss on sale of discontinued operations, net of tax	—	—	(12)

Net earnings (loss)	100	120	(585)
Less: net loss (earnings) attributable to non-controlling interests	1	(1)	(1)

Net earnings (loss) attributable to Chemtura	$101	$119	$(586)

EARNINGS (LOSS) PER SHARE—BASIC AND DILUTED—ATTRIBUTABLE TO CHEMTURA:
Earnings (loss) from continuing operations	$1.35	$0.94	$(2.64)
(Loss) earnings from discontinued operations	(0.33)	0.25	0.06
Loss on sale of discontinued operations	—	—	(0.05)

Net earnings (loss) attributable to Chemtura	$1.02	$1.19	$(2.63)

Basic weighted-average shares outstanding	98.2	100.1	223.0

Diluted weighted-average shares outstanding	98.8	100.3	223.0

2012 COMPARED TO 2011

Overview

        We reported consolidated net sales of $2.6 billion for the year ended 2012, which represents a $23 million increase over our consolidated net sales in 2011. We realized $75 million from higher year-over-year selling prices as we continued to focus on investing in new products and manufacturing capacity as well as recovering increases in raw material and distribution costs, This benefit was offset by a $17 million reduction in sales volume and $35 million from the unfavorable effects of foreign exchange translation. Our Chemtura AgroSolutions and Industrial Engineered segments led the sales growth. Chemtura AgroSolutions benefited from an increase in volume resulting from dry weather and good growing seasons, particularly in the Americas, coupled with new product introductions and registrations and changes in distribution channels in Latin America. Industrial Engineered Products saw the greatest benefit from higher selling prices in 2012 that helped to recover raw material increases and supported the continued investment in manufacturing capacity to serve customers' growing demand. We experienced modest year-over-year improvement in net sale from our Consumer Products segment due to an increase in volume resulting from regaining a mass market customer for the 2012 pool season and a strong "Early Buy" program in the U.S. dealer channel. Our Industrial Performance segment contributed most of our volume decline as they were most significantly affected by weak demand, particularly in Asia and Europe which began in the second half of 2011. Global economic conditions contributed to the unfavorable effect of foreign exchange translation which significantly impacted all of our businesses.

        Our gross profit as a percentage of sales for 2012 remained constant at 26%. Gross profit for 2012 increased by $24 million over 2011 to $691 million. Gross profit reflected the higher year-on-year selling prices and a $3 million decrease in other costs, offset by unfavorable manufacturing variances and costs of $37 million, increases in raw material costs of $6 million, a decrease in volume and product mix of $4 million and the impact of unfavorable foreign currency translation of $7 million.

        Selling, general and administrative ("SG&A") expense of $299 million was $27 million lower than in 2011. The decrease represents the benefit of certain non-recurring costs we reported in 2011, including the $7 million reserve for accounts receivables, an $8 million charge related to a UK pension matter and lower overall costs due to restructuring programs in Chemtura AgroSolutions, Consumer Products and our finance function offset by additional legal and other expenses associated with our strategic initiatives.

        Depreciation and amortization expense from continuing operations of $120 million was $3 million lower than the prior year, primarily due to accelerated depreciation related to restructuring activities of $2 million in 2011 within our Industrial Engineered and Chemtura AgroSolutions segments.

        Research and development ("R&D") expense of $44 million was $6 million higher than the prior year as we invested to drive innovation to support growth.

        Facility closures, severance and related costs were $12 million in 2012 as compared with $3 million in 2011. The 2012 charges related to initiatives to improve the operating effectiveness of certain global corporate functions. The 2011 charges primarily related to severance costs of a restructuring plan to increase the effectiveness of our Chemtura AgroSolutions segment.

        Gain on sale of business of $27 million for 2011 related to the sale of our 50% interest in Tetrabrom Technologies Ltd.

        We recorded impairment charges of $4 million in 2011 comprising the impairment of intangible assets of our Chemtura AgroSolutions segment and property, plant and equipment related to our El Dorado, Arkansas facility.

        Changes in estimates related to expected allowable claims were $1 million for 2012 compared with $3 million for 2011, as we reduced the number of claims remaining in our Disputed Claim Reserve.

        Other income, net in 2012 was $21 million compared with less than $1 million for the same period of 2011. During the fourth quarter of 2012, we liquidated several of our European subsidiaries as part of our legal entity rationalization program. These actions resulted in a $21 million gain related to the release of the cumulative translation adjustment associated with these entities.

        Reorganization items, net of $5 million in 2012 was $14 million lower than in 2011. The expense in both periods comprised professional fees directly associated with the Chapter 11 reorganization and the impact of negotiated claims settlement for which Bankruptcy Court approval had been requested or obtained.

        The income tax expense from continuing operations in 2012 was $28 million compared with $20 million in 2011. The tax expense reported for 2012 reflects fluctuations in jurisdictional profitability. The tax expense reported in 2011 included a decrease in deferred foreign income taxes of approximately $17 million that had been recorded in an international jurisdiction in prior years and an increase in foreign income taxes of approximately $5 million relating to a foreign tax matter dating back to the 1990s. The $17 million tax benefit was recorded after receiving approval from the international jurisdiction to change our filing position. In 2012 and 2011, we provided a full valuation allowance against the tax expense associated with our U.S. net operating loss.

        Net earnings from continuing operations attributable to Chemtura for 2012 was $134 million, or $1.35 per share, as compared with $94 million, or $0.94 per share, for 2011.

        The loss from discontinued operations, net of tax attributable to Chemtura for 2012 was $33 million, or $0.33 per share, as compared with earnings from discontinued operations, net of tax attributable to Chemtura of $25 million, or $0.25 per share, for 2011. In 2012, we recorded an impairment charge of $47 million which included the impairment of property, plant and equipment of $35 million and intangible assets of $11 million. (Loss) earnings from discontinued operations represents the Antioxidant business.

        As previously disclosed, the U.S. regulatory approvals of our new liquid antioxidant product within our Antioxidant business, Weston® 705, are progressing slower than we anticipated. While the U.S. food and drug administration (the "FDA") previously approved use of the product for aqueous and acidic uses, in the second quarter of 2012, the FDA advised us that we needed to submit additional test data in order for it to determine if the product can be approved for fatty food uses. In the fourth quarter of 2012, we requested approval of market volume limits on fatty food uses of Weston® 705 antioxidant and to commence additional testing for unlimited fatty food use. We anticipate submitting test results to the FDA in the fourth quarter of 2013.

        The following is a discussion of the results of our segments.

Industrial Performance Products

        Our Industrial Performance segment reported lower net sales and operating income in 2012 compared with the prior year. These results continue to reflect the weak global economic conditions which first showed their effect in the second half of 2011 and deteriorated progressively through 2012, particularly in Asia. Although we were able to implement some year-over-year price increases, overall our mix of product sales deteriorated which continued to put pressure on margins as raw material costs increased. Reduced demand contributed to unfavorable manufacturing absorption variances which further impacted operating profit. Increases in SG&A and R&D (collectively "SGA&R") were offset by decreases in other costs.

        Net sales totaled $891 million in 2012, a decrease of $48 million compared with last year. The lower results reflected the negative impact of reduced sales volume totaling $62 million coupled with the impact of unfavorable foreign currency translation of $5 million, partially offset by higher selling prices of $19 million.

        Operating income totaled $102 million in 2012, a decrease of $14 million compared with last year. Price increases only partly offset a $22 million decrease in volume and unfavorable product mix, $6 million in increased raw materials, $4 million in unfavorable manufacturing costs and absorption variances and a $1 million increase in other costs.

        On October 29, 2012, Hurricane Sandy caused wide-spread flooding and wind damage across the mid-Atlantic region in the U.S. which resulted in prolonged power outages, disruption of public transportation and gasoline shortages from Virginia to New Hampshire. Although several of our plants lost power, there was minimal financial impact from the storm.

Industrial Engineered Products

        Our Industrial Engineered segment delivered improvements in net sales and operating income over 2011, mainly as the result of increases in year-over-year selling prices. We realized the full benefit in 2012 of the increases in selling prices that we implemented throughout 2011. The increases in selling prices helped to cover escalating raw material costs later in the year and other manufacturing and distribution costs as well as to support the required capacity reinvestments for sustainable and reliable supply of products to our customers. We saw further softening in demand from our traditional electronic applications and a decline in the sales of tin-based organometallic products and components for polyolefin polymerization catalysts. However, we were able to mitigate these volume declines through sales growth from insulation foam, mercury removal, agriculture, healthcare and certain other industrial applications markets. This growth reflected the benefit of the investment in new product and application development, permitting us to diversify the application markets we serve. We brought on new capacity for our Emerald Innovation™ product lines and invested in expanding our organometallics production capacity.

        Net sales increased by $27 million to $896 million for 2012 reflecting the benefit of $46 million in increased selling prices partially offset by $7 million in lower sales volume and $12 million from the impact of unfavorable foreign currency translation.

        Operating income increased $10 million to $140 million in 2012 compared with $130 million in 2011. The increase reflected the favorable selling price increases, $6 million in favorable product mix and $5 million from lower raw material costs, which were offset in part by $41 million in unfavorable manufacturing costs including start up costs for new products and absorption variances and a $6 million increase in other costs.

Consumer Products

        Our Consumer Products segment reported higher net sales and operating income for 2012 compared with the 2011. Net sales benefited from an increase in volume due to regaining a mass market customer for our 2012 season, the introduction of new opening price point products and a strong "Early Buy" program in the U.S. dealer channel, all of which offset some volume declines in Europe due to colder and wetter weather conditions than in recent years. Improvements to the production line at our Conyers, Georgia facility, increases in volume and lower SGA&R due to a restructuring program, favorably improved operating income and mitigated some of the erosion in dollar revenues from the weakening Euro.

        Net sales increased by $11 million to $433 million in 2012. This increase reflected $17 million of higher sales volume and $2 million in higher selling prices, offset by $8 million from the impact of unfavorable foreign currency translation.

        Operating income increased $4 million to $30 million in 2012 compared with $26 million in 2011. Lower manufacturing costs and variances of $6 million, lower SGA&R costs of $4 million and selling price increases were partially offset by a $5 million increase in raw material costs and $3 million in unfavorable foreign currency translation.

Chemtura AgroSolutions

        Our Chemtura AgroSolutions segment reported higher net sales and operating income for 2012 compared with 2011. This segment benefited from an increase in volume resulting from dry weather and strong growing seasons, particularly in the Americas coupled with new product introductions and registrations and changes in distribution channels in Latin America. Increased selling prices were offset entirely by unfavorable foreign currency translation due to the weakening of a number of currencies against the U.S. dollar throughout the year. Operating income reflected the benefit of higher sales volumes, reductions in bad debt expense compared to 2011 and reductions in costs as a result of the restructuring program that was implemented in the latter part of 2011.

        Net sales increased by $33 million to $409 million for 2012 from $376 million in 2011 reflecting $35 million in higher sales volume and $8 million in higher selling prices offset by $10 million of unfavorable foreign currency translation.

        Operating income increased $35 million to $65 million in 2012 compared with $30 million in 2011. Operating income reflected the increase in selling prices, an $11 million benefit from increased volume and favorable product mix, a decrease in SGA&R of $14 million which reflected the benefit of the restructuring actions taken in 2011, a reduction of bad debt expense of $7 million and $4 million in lower manufacturing, distribution and other costs, partly offset by $2 million of unfavorable foreign currency translation.

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

        Corporate expense was $113 million in 2012, which included $26 million of amortization expense related to intangible assets. In comparison, corporate expense was $123 million in 2011, which included $33 million of amortization expense related to intangible assets.

        Certain functional and other expenses that are managed company-wide are allocated to our segments. The portion of such costs allocated to the Antioxidant business do not transfer directly under the Antioxidant Sale and are anticipated to be eliminated in 2013. As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under (loss) earnings from discontinued operations, net of tax. These costs approximate $13 million and $15 million for 2012 and 2011, respectively.

2011 COMPARED TO 2010

Overview

        We reported consolidated net sales of $2.6 billion for the year ended 2011, which represents a $234 million increase over our consolidated net sales for 2010. We realized $187 million from higher selling prices, reflecting the requirements to reinvest in and support growing customer demand in our Industrial segments and to recover increases in raw material costs. Despite increased economic uncertainty and weaker electronics demand in the second half of the year, net sales volumes increased by $32 million year-on-year. Sales volume growth was generated by our Industrial Performance and Chemtura AgroSolutions segments, with sales volume decreases in our Industrial Engineered and Consumer Products segments. The volume decline in our Consumer Products segment reflected the loss of a mass market customer for the 2011 season. Additionally, we benefited from $28 million in favorable foreign currency translation, primarily due to the strength of the Euro in the first half of the year. These increases were offset by a $13 million reduction in sales as a result of the divestiture of the natural sodium sulfonates and oxidized petrolatum product lines in the third quarter of 2010.

        Our gross profit as a percentage of net sales for 2011 remained constant at 26% despite significant increases in our raw material and distribution costs. Gross profit for 2011 increased by $55 million over 2010 to $667 million. Increased selling prices generated a $187 million benefit, partially offset by a $93 million increase in raw material and energy costs coupled with $33 million and $10 million in higher manufacturing and distribution costs, respectively. Raw material costs in all of our segments experienced significant increases. Higher manufacturing costs in our Industrials segments were due to lower production volumes in the second-half of the year, higher maintenance cost, certain weather related plant outages in the third quarter and the relocation of certain manufacturing assets. We had a $4 million benefit from increased sales volumes and changes to our sales mix largely in our Industrial Performance and Chemtura AgroSolutions segments which were only partially offset by declines in our Consumer Products segment. Gross profit increased by $9 million as a result of the favorable effects of selling our products in currencies other than the U.S. dollar, but was offset in part by a $3 million reduction due to a divestiture in the third quarter of 2010 and a $6 million increase in other costs.

        SG&A expense of $326 million was $20 million higher than in 2010. The increase was due to higher stock-based compensation expense of $13 million, which principally reflected equity awards made under the various emergence incentive plans and an $8 million charge related to an ongoing evaluation of a UK Pension benefit matter. In addition, our selling costs increased by $7 million over the prior year as we invested to promote our growth. These increases were only partially offset by a $5 million decrease in legal expenses and a $3 million decrease in all other expenses.

        Depreciation and amortization expense of $123 million was $35 million lower than the prior year, primarily due to accelerated depreciation incurred in 2010 related to our El Dorado, Arkansas facility restructuring activities.

        R&D expense of $38 million was $1 million lower than the prior.

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

        Other expense, net in 2011 was less than $1 million compared with $6 million for the same period of 2010. Other expense primarily reflects foreign exchange gains or losses.

        Reorganization items, net of $19 million in 2011 was $284 million lower than in 2010. Expense in both years is principally comprised of professional fees directly associated with the Chapter 11 reorganization and the impact of the value of negotiated claims settlements. The decrease in 2011 reflects our emergence from Chapter 11 in November 2010.

        The income tax expense from continuing operations in 2011 was $20 million, compared with $19 million in 2010. The tax expense reported in 2011 included a decrease in deferred foreign income taxes of approximately $17 million that had been recorded in an international jurisdiction in prior years and an increase in foreign income taxes of approximately $5 million relating to a foreign tax matter dating back to the 1990s. The $17 million tax benefit was recorded after receiving approval from the international jurisdiction to change our filing position. In 2011 and 2010, we provided a full valuation allowance against the tax expense associated with our U.S. net operating loss.

        Net earnings from continuing operations attributable to Chemtura for 2011 was $94 million, or $0.94 per share as compared with a net loss from continuing operations attributable to Chemtura of $587 million, or $2.64 per share for 2010.

        Earnings from discontinued operations, net of tax attributable to Chemtura for 2011 was $25 million, or $0.25 per share as compared with $13 million, or $0.06 per share for 2010. Earnings from discontinued operations in 2011 and 2010 primarily represents the Antioxidant business.

        The loss on sale of discontinued operations in 2010 was related to the divestiture of the PVC additives business in April 2010.

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

        The Industrial Performance segment reported net sales of $939 million in 2011, a $104 million improvement over 2010. This growth was primarily driven by an $55 million benefit from higher selling prices and a $58 million benefit from increased sales volume. The segment also benefitted from favorable foreign currency translation of $4 million. These increases were partly offset by a $13 million reduction in net sales due to the divestiture of its natural sodium sulfonates and oxidized petrolatum product lines in the third quarter of 2010.

        Operating income totaled $116 million for 2011, an increase of $6 million over 2010. Improvement in our results reflected the higher selling prices and increased volume and changes in sales mix of $15 million. These benefits were partially offset by increases of $49 million in raw material costs, $5 million in higher manufacturing costs, $2 million in higher distribution costs, $3 million in higher SGA&R costs and $2 million in higher other costs. Operating income was reduced by $3 million due to the divestiture of our natural sodium sulfonates and oxidized petrolatum product lines in the third quarter of 2010.

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

        Net sales for the Industrial Engineered segment were $869 million in 2011. The $141 million increase from the prior year was largely the result of $139 million in higher selling prices and $12 million in favorable foreign currency translation on products sold in currencies other than the U.S. Dollar, partially offset by $10 million in volume reductions.

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

        Consumer Products reported operating income of $26 million for 2011 which was $41 million below operating income of $67 million in 2010. The decline in operating income reflected the reductions in sales price and volume of $9 million and $18 million, respectively. In addition, the segment experienced $12 million in increased manufacturing costs, $6 million in increased raw material costs and a $1 million increase in other costs. The segment benefited from $3 million of favorable foreign currency translation and a $2 million reduction in accelerated depreciation expense.

Chemtura AgroSolutions

        Our Chemtura AgroSolutions segment benefited from increases in sales volume, particularly in our seed treatment and acaricides products and increased selling prices in North America. We also benefited from the non-recurring legal expenses that were partially offset by higher bad debt expense and start-up losses from our ISEM joint venture in 2011.

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

General Corporate

        Corporate expense was $123 million in 2011, which included $33 million of amortization expense related to intangible assets. In comparison, corporate expense was $111 million in 2010 which included $32 million of amortization expense related to intangible assets.

        The $12 million increase in corporate expense was largely due to a $12 million increase in stock-based compensation expense, principally the result of equity awards made under the emergence incentive plans.

        Certain functional and other expenses that are managed company-wide are allocated to our segments. The portion of such costs allocated to the Antioxidant business do not transfer directly under the Antioxidant Sale and are anticipated to be eliminated in 2013. As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under

(loss) earnings from discontinued operations, net of tax. These costs approximate $15 million and $14 million for 2011 and 2010, respectively.

Adjusted EBITDA

        Adjusted EBITDA is a financial measure that is not calculated or presented in accordance with generally accepted accounting principles ("GAAP"). While we believe that such measures are useful in evaluating our performance, investors should not consider them to be a substitute for financial measures prepared in accordance with GAAP. In addition, the financial measures may differ from similarly titled financial measures used by other companies and do not provide a comparable view of our performance relative to other companies in similar industries. Adjusted EBITDA for 2012, 2011 and 2010 is calculated as follows:

(In millions)	2012	2011	2010
Net earnings (loss) attributable to Chemtura	$101	$119	$(586)
Plus: Interest expense	64	63	191
Plus: Loss on early extinguishment of debt	1	—	88
Plus: Other (income) expense, net	(21)	—	6
Plus: Reorganization items, net	5	19	303
Plus: Income tax expense	28	20	19
Plus: Loss (earnings) from discontinued operations, net of tax	34	(26)	(14)
Plus: Loss on sale of discontinued operations, net of tax	—	—	12
Plus: Net (loss) earnings attributable to non-controlling interests	(1)	1	1

Operating income	211	196	20
Plus: Depreciation and amortization	120	123	158
Plus: Operational facility closures, severance and related costs	12	3	1
Less: Gain on sale of business	—	(27)	(2)
Plus: Impairment charges	—	4	57
Plus: Changes in estimates related to expected allowable claims	1	3	35
Plus: Non-cash stock-based compensation	23	25	8
Plus: Loss on disposal of assets	—	1	2
Plus: Other non-recurring adjustments	—	—	6
Plus: UK pension benefit matter	—	8	—

Adjusted EBITDA	$367	$336	$285

LIQUIDITY AND CAPITAL RESOURCES

Emergence from Chapter 11

        On March 18, 2009 (the "Petition Date") Chemtura and 26 of our U.S. affiliates (collectively the "U.S. Debtors" or the "Debtors" when used in relation to matters before August 8, 2010) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code ("Chapter 11") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court").

        On August 8, 2010, our Canadian subsidiary, Chemtura Canada Co/Cie ("Chemtura Canada"), filed a voluntary petition for relief under Chapter 11. The U.S. Debtors along with Chemtura Canada after it filed for Chapter 11 (collectively the "Debtors") requested the Bankruptcy Court to enter an order jointly administering Chemtura Canada's Chapter 11 case with the previously filed Chapter 11 cases and appoint Chemtura Canada as the "foreign representative" for the purposes of the Canadian Case. Such orders were granted on August 9, 2010. On August 11, 2010, the Canadian Court entered an order recognizing the Chapter 11 cases as a "foreign proceedings" under the CCAA.

        On November 3, 2010, the Bankruptcy Court entered an order confirming the Debtors' plan of reorganization (the "Plan"). On November 10, 2010 (the "Effective Date"), the Debtors substantially consummated their reorganization through a series of transactions contemplated by the Plan and the Plan became effective.

        As of December 31, 2012, the Bankruptcy Court has entered orders granting final decrees closing all of the Debtors' Chapter 11 cases except the Chapter 11 case of Chemtura Corporation.

        For further discussion of the Chapter 11 cases, see Note 18—Emergence from Chapter 11 in our Notes to Consolidated Financial Statements.

Financing Facilities

        On August 27, 2010, we completed a private placement offering under Rule 144A of $455 million aggregate principal amount of 7.875% senior notes due 2018 (the "Senior Notes") at an issue price of 99.269% in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933. We also entered into a senior secured term facility credit agreement due 2016 (the "Term Loan") with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%. The Term Loan permits us to increase the size of the facility by up to $125 million. On October 31, 2012, we exercised this accordion feature of our Term Loan and borrowed an additional $125 million for the purpose of funding potential investment opportunities and for general corporate purposes. Accordingly, we recognized a $1 million charge for the year ended December 31, 2012 for loss on early extinguishment of debt resulting from the write-off of deferred financing costs and miscellaneous fees. An additional $1 million in arranger fees were written-off to interest expense for the year end December 31, 2012.

        On November 10, 2010, we entered into a five-year senior secured revolving credit facility available through 2015 (the "ABL Facility") for an amount up to $275 million, subject to availability under a borrowing base (with a $125 million letter of credit sub-facility). The ABL Facility permits us to increase the size of the facility by up to $125 million subject to obtaining lender commitments to provide such increase. At December 31, 2012, we had no borrowings under the ABL Facility. However, we had $14 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilized available capacity under the facility. At December 31, 2012, we had approximately $199 million of undrawn availability under the ABL Facility.

        These financing facilities contain covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures. The Term Loan requires that we meet certain quarterly financial maintenance covenants including a maximum Secured Leverage Ratio (as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0. Additionally, the Term Loan contains a covenant related to the repayment of excess cash (as defined in the agreement). As of December 31, 2012, we have met the criteria to require a payment of $2 million on the Term Loan. The payment will be funded through cash and is due in April 2013. The ABL Facility contains a springing financial covenant requiring a minimum trailing 12-month fixed charge coverage ratio of 1.1 to 1.0 at all times during any period from the date when the amount available for borrowings under the ABL Facility falls below the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments until such date such available amount has been equal to or greater than the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments for 45 consecutive days. As of December 31, 2012, we were in compliance with the covenant requirements of these financing facilities.

        For further discussion of the financing facilities, see Note 8—Debt in the Notes to our Consolidated Financial Statements.

Accounts Receivable Financing Facility

        On October 26, 2011, certain of our European subsidiaries (the "Sellers") entered into a trade receivables financing facility (the "A/R Financing Facility") with GE FactoFrance SAS as purchaser (the "Purchaser"). Pursuant to the A/R Financing Facility, and subject to certain conditions stated therein, the Purchaser had agreed to purchase from the Sellers, on a revolving basis, certain trade receivables up to a maximum amount outstanding at any time of €68 million (approximately $90 million). The A/R Financing Facility is uncommitted and has an indefinite term. Since availability under the A/R Financing Facility is expected to vary depending on the value of the Seller's eligible trade receivables, the Sellers' availability under the A/R Financing Facility may increase or decrease from time to time. The monthly financing fee on the drawn portion of the A/R Financing Facility is the applicable Base Rate plus 1.50%. In addition, the A/R Financing Facility is subject to a minimum commission on the annual volume of transferred receivables. At December 31, 2012, there were no outstanding international accounts receivables under the A/R Financing Facility. We utilized this facility during 2012. In December 2012, we agreed with the Purchaser to suspend the facility in light of internal plans to change the European entities that invoice sales to our customers.

Share Repurchase Program

        On October 18, 2011, we announced that our Board of Directors (the "Board") had authorized us to repurchase up to $50 million of our common stock over the next twelve months. On July 31, 2012, our Board authorized an increase in our share repurchase program from $50 million to up to $100 million and extended the program to November 2013. The shares are expected to be repurchased from time to time through open market purchases. The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board's discretion. The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). During 2012, we purchased 1.4 million shares for $20 million. As of December 31, 2012, we had total purchases of 3.4 million shares for $41 million under this program.

Antioxidant and UV Stabilizers Sale

        On November 9, 2012, we entered into an asset purchase agreement SK Blue Holdings, Ltd. ("SK"), an affiliate of SK Capital Partners III, L.P. to sell substantially all the assets of the Antioxidant business for $200 million, $190 million to be paid in cash at closing plus a $10 million seller note. The assets to be sold, include, among others, trade receivables, inventory, shares in two joint ventures, certain dedicated plants in the U.S., France and Germany, and certain dedicated assets in shared facilities, and the purchaser agreed to assume certain liabilities (the "Antioxidant Sale"). We will retain assets that are shared with our other business components that exist in certain locations globally and utilize those assets under supply agreements with SK or its affiliate.

        On January 25, 2013, we entered into an Amended and Restated Asset Purchase and Contribution Agreement with SK and Addivant USA Holdings Corp. ("Addivant") whereby SK and Addivant agreed, in addition to purchasing substantially all the assets of our Antioxidant business, to assume certain additional pension and environmental liabilities totaling approximately $93 million. The agreement provides for the actuarial valuation of net pension liabilities to be assumed to be updated shortly before the closing of the transaction. To the extent the updated values are a reduction of the net pension liability, the difference will be applied to increase, by an equal amount, the value of the seller note to be issued at closing. To the extent the updated values are an increase in the net pension liability, the increase will be applied in equal amount first to reduce the value of the seller note and then if the seller note is extinguished, as a reduction to the cash consideration. Based on the January 25, 2013 terms, the consideration payable at closing of $107 million will consist of $97 million in cash, $9 million in preferred stock to be issued by Addivant and a seller note of $1 million subject to customary closing conditions and adjustments for working capital changes. The transaction is anticipated to close in the first quarter of 2013.

Solaris Acquisition

        On September 26, 2012, we announced that we entered into a Business Transfer Agreement ("BTA") with Solaris ChemTech Industries Limited ("Solaris ChemTech"), an Indian Company, and Avantha Holdings Limited, an Indian Company and the parent company of Solaris ChemTech (collectively, "Solaris"). As provided in the BTA, we have agreed to purchase from Solaris certain assets used in the manufacture and distribution of bromine and bromine chemicals for cash consideration of $142 million and the assumption of certain liabilities. The purchase price is subject to a post-closing net working capital adjustment. The acquisition is subject to usual and customary closing conditions and is expected to close in the first half of 2013.

Restructuring Initiatives

        On February 22, 2013, our Board approved a restructuring plan providing for, among other things, actions to reduce stranded costs related to ongoing strategic initiatives. This plan is expected to preserve pre-divestiture operating margins following our portfolio changes. The total cost of the restructuring plan is estimated to be between $35 million and $45 million, primarily for severance and related costs, accelerated depreciation of property, plant and equipment, and asset retirement obligations. Non-cash charges are estimated to be between $9 million and $11 million with a net cash cost of between $26 million and $34 million. We anticipate recording a pre-tax charge in the range of between $10 million to $15 million in the first quarter of 2013 with all but approximately $8 million being incurred over the balance of 2013. The remainder of the costs being related to decommissioning are expected to be expensed as incurred over a number of years. We anticipate that between $21 million and $29 million of the cash cost will be paid in 2013 with the remainder paid as described above.

        On April 30, 2012, our Board of Directors (the "Board") approved a restructuring plan providing for, among other things, the closure of our Antioxidant business manufacturing facility in Pedrengo, Italy. The Board also approved actions to improve the operating effectiveness of certain global corporate functions. This plan is expected to achieve significant gains in efficiency and costs. The plant closure is expected to be completed by the first quarter of 2013. The total cost of the restructuring plan is estimated to be approximately $40 million of which approximately $6 million will consist of non-cash charges. We recorded a pre-tax charge of $33 million in the year ended December 31, 2012, which included $4 million for accelerated depreciation of property, plant and equipment included in depreciation and amortization, $2 million for accelerated asset retirement obligations included in cost of goods sold ("COGS"), $12 million for severance and professional fees related to corporate initiatives included in facility closures, severance and related costs and $5 million for severance and other obligations related to the Pedrengo closure included in loss from discontinued operations, net of tax, with the balance of the costs being expensed as incurred through 2013. Also included in this charge is approximately $10 million to reflect the write-off of a receivable for which collection is no longer probable as a result of the restructuring actions which is included in loss from discontinued operations, net of tax, for the quarter ended June 30, 2012.

Cash Flows from Operating Activities

        Net cash provided by operating activities was $218 million in 2012, net cash provided by operating activities was $182 million in 2011 and net cash used in operating activities was $204 million in 2010. Changes in key accounts are summarized below:

Favorable (unfavorable) (In millions)	2012	2011	2010
Accounts receivable	$(8)	$13	$(77)
Inventories	(1)	(24)	(36)
Restricted cash	—	—	(38)
Accounts payable	30	(11)	70
Pension and post-retirement health care liabilities	(79)	(82)	(61)
Liabilities subject to compromise	—	(8)	(195)

        During 2012, accounts receivable increased by $8 million driven by higher sales in the fourth quarter of 2012 compared to the fourth quarter of 2011 particularly for our Chemtura AgroSolutions and Industrial Engineered segments. Overall we experienced improvement in our days sales outstanding. Inventory increased by $1 million during 2012. Accounts payable increased by $30 million during 2012, as we continued to focus on rebuilding trade credit following our Chapter 11 proceedings. Pension and post-retirement health care liabilities decreased due to the funding of benefit obligations. Contributions to our pension plans amounted to $91 million in 2012, including $54 million for domestic plans and $37 million for the international plans. Cash flows from operating activities in 2012 were adjusted by the impact of certain non-cash and other charges, which primarily included depreciation and amortization expense of $139 million, impairment charges for long-lived assets of $47 million and stock-based compensation expense of $24 million offset by a gain of $21 million recorded for the release of cumulative translation adjustment associated with the liquidation of certain wholly-owned subsidiaries.

        During 2011, accounts receivable decreased by $13 million driven by lower sales in the fourth quarter of 2011 compared to the fourth quarter of 2010 primarily for the Chemtura AgroSolutions segment. There was an overall improvement in the our days sales outstanding. Inventory increased $24 million during 2011 reflecting increased cost of raw materials, lower sales volumes and the overall decrease in the reserves reflecting the efforts to reduce slow moving and obsolete goods. Accounts payable decreased by $11 million during 2011 primarily due to the payment of approximately $23 million of Chapter 11 related legal and professional fees accrued in 2010. There was a slight increase in the days payable outstanding. Pension and post-retirement health care liabilities decreased due to the funding of benefit obligations. Contributions to our pension plans amounted to $96 million in 2011, including $34 million for domestic plans and $62 million for international plans. Liabilities subject to compromise related to operating activities decreased by $8 million in 2011, primarily due to the payment in cash of certain pre-petition liabilities in accordance with the Plan. Cash flows from operating activities in 2011 were adjusted by the impact of certain non-cash and other charges, which primarily included depreciation and amortization expense of $140 million, a gain on the sale of a business of $27 million, stock-based compensation expense of $26 million, provision for doubtful accounts of $7 million and impairment charges of $4 million.

        During 2010, accounts receivable increased by $77 million. The increase in accounts receivable was driven by increased volume principally within the Industrial Performance and Industrial Engineered segments as the industries we supply in these segments were most severely affected by the economic slowdown in 2009 as demand declined sharply and customers undertook de-stocking in light of the changes in the economy. With available liquidity in 2010, we were able to resume our historic practice of building inventory ahead of the higher seasonal demand for some of our products and, as such, inventory increased $36 million during 2010. Accounts payable increased by $70 million in 2010 primarily a result of growth in raw material and capital purchases, improved vendor credit terms and timing of professional fee payments related to Chapter 11 proceedings. Pension and post-retirement health care liabilities decreased by $61 million primarily due to the funding of benefit obligations. Contributions amounted to $83 million in 2010, which included $69 million for domestic plans (includes a $50 million contribution in accordance with the Plan) and $14 million for international plans. Liabilities subject to compromise related to operating activities decreased by $195 million in 2010 (excluding pre-petition debt settlements), primarily due to the payment in cash of certain pre-petition liabilities as part of the consummation of the Plan. Cash flows from operating activities in 2010 were adjusted by the impact of certain non-cash and other charges, which primarily included reorganization items, net of $186 million, depreciation and amortization expense of $175 million, contractual post-petition interest expense of $113 million, a loss on early extinguishment of debt of $88 million (which included the settlement of certain "make-whole" and "no-call" claims), impairment charges of $60 million, change in estimates related to expected allowable claims of $35 million, a deferred tax expense of $34 million, a loss on sale of discontinued operations of $12 million and stock-based compensation expense of $10 million.

Cash Flows from Investing and Financing Activities

  Investing Activities

        Net cash used in investing activities was $140 million for 2012. Investing activities were primarily related to $149 million in capital expenditures for U.S. and international facilities, environmental and other compliance requirements, partially offset by $9 million in proceeds from a payment on a note related to the sale of our 50% interest in Tetrabrom Technologies Ltd.

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

  Financing Activities

        Net cash provided by financing activities was $105 million for 2012, which included additional borrowings under our Term Loan of $125 million and the proceeds from the exercise of stock options of $5 million partly offset by shares acquired under our share repurchase program of $20 million, payments on short term borrowings of $3 million and cash costs related to the additional borrowing under the Term Loan of $2 million.

        Net cash used in financing activities was $18 million for 2011, which included shares acquired under our share repurchase program of $22 million offset by proceeds from short term borrowings of $3 million and proceeds from the exercise of stock options of $1 million.

        Net cash provided by financing activities was $251 million for 2010, which included proceeds from the Senior Notes of $452 million and proceeds from the Term Loan of $292 million as part of the Chapter 11 exit financing. These items were offset by the net repayments on the Amended DIP Credit Facility and DIP Credit facility of $251 million during 2010 which were paid in full; the cash repayment of pre-petition debt of $192 million; debt issuance and refinancing costs of $40 million; and cash payments for the settlement of certain "make-whole" and "no-call" claims of $10 million.

Settlements of Liabilities Subject to Compromise and Disputed Claims

        In 2012, we distributed approximately $5 million of restricted cash associated with our Chapter 11 cases. These settlements were comprised of a $3 million supplemental distribution to holders of the former Chemtura common stock ("Holders of Interests") and $2 million for general unsecured claims. Additionally, we issued approximately $26 million of common stock which included supplemental distributions totaling $23 million to Holders of Interests and $3 million for general unsecured claims.

        In 2011, we settled approximately $41 million of disputed claims asserted in our Chapter 11 cases in $33 million of restricted cash and $8 million of cash. These settlements were comprised of $27 million for environmental liabilities, $10 million for general unsecured claims, $2 million for disputed cure claims and $2 million for general unsecured claims subject to segregated reserves. Additionally we issued approximately $33 million of New Common Stock for the settlement of certain other disputed claims in accordance with the Plan.

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

        The following table summarizes our significant contractual obligations and other cash commitments as of December 31, 2012.

	Payments Due by Period
(In millions) Contractual Obligations*	Total	2013	2014	2015	2016	2017	2018 and Thereafter
Total debt (including capital leases)	$878	$5	$—	$—	$418	$—	$455	(a)
Operating leases	67	14	11	10	7	6	19	(b)
Facility closures, severance and related cost liabilities	8	7	—	—	1	—	—	(c)
Capital expenditures	60	60	—	—	—	—	—	(d)
Interest payments	313	61	61	61	59	36	35	(e)
Unconditional purchase obligations	4	2	1	1	—	—	—	(f)

Subtotal—Contractual Obligations	1,330	149	73	72	485	42	509
Environmental liabilities	85	17	11	14	8	6	29	(g)
Post-retirement health care liabilities	124	11	10	10	9	9	75	(h)
Unrecognized tax benefits	69	3	18	3	2	1	42	(i)
Other long-term liabilities (excluding pension liabilities)	35	7	4	4	3	1	16

Total cash requirements	$1,643	$187	$116	$103	$507	$59	$671

*
Additional information is provided in various footnotes (including Debt, Leases, Legal Proceedings and Contingencies, Pension and Other Post-Retirement Plans, Restructuring and Asset Impairment Activities, and Income Taxes) in our Notes to Consolidated Financial Statements.

(a)
Our debt agreements include various notes and bank loans for which payments will be payable through 2018. The future minimum lease payments under capital leases at December 31, 2012 were not significant. Obligations by period reflect stated contractual due dates.

(b)
Represents operating lease obligations primarily related to buildings, land and equipment. Such obligations are net of future sublease income and will be expensed over the life of the applicable lease contracts.

(c)
Represents estimated payments from accruals related to our restructuring programs.

(d)
Represents capital commitments for various open projects. Each year we spend in the range of $65 million - $75 million in capital spending to sustain existing operations including maintaining our plants, ensuring that they operate safely and generating efficiency improvements that support our other critical business and functional infrastructure.

(e)
Represents interest payments and fees related to our Senior Notes, Term Loan, ABL Facility and other debt obligations outstanding at December 31, 2012. Assumed interest rates are based upon rates in effect at December 31, 2012.

(f)
Primarily represents unconditional purchase commitments to purchase raw materials and tolling arrangements with outside vendors.

(g)
We have ongoing environmental liabilities for future remediation and operating and maintenance costs directly related to remediation. We estimate that the ongoing environmental liability could range up to $98 million. We have recorded a liability for ongoing environmental remediation of $84 million at December 31, 2012.

(h)
We have post-retirement health care plans that provide health and life insurance benefits to certain retired and active employees and their beneficiaries. These plans are generally not pre-funded and expenses are paid by us as incurred, with the exception of certain inactive government related plans that are paid from plan assets.

(i)
We have recorded a liability for unrecognized tax benefits of $69 million at December 31, 2012 which do not reflect competent authority offsets of $28 million, which are reflected as assets in our balance of unrecognized tax benefits.

        During 2012, we made payments of $27 million and $2 million for operating leases and unconditional purchase obligations, respectively.

        We fund our defined benefit pension plans based on the minimum amounts required by law plus additional voluntary contribution amounts we deem appropriate. Estimated future funding requirements are highly dependent on factors that are not readily determinable. These include changes in legislation, returns earned on pension investments, labor negotiations and other factors related to assumptions regarding future liabilities. In 2012, we made contributions of $79 million to our domestic and international pension plans and $12 million to our post-retirement benefit plans (including payments made by us directly to plan participants). See "Critical Accounting Estimates" below for details regarding current pension assumptions. To the extent that current assumptions are not realized, actual funding requirements may be significantly different from those described below. The following table summarizes the estimated future funding requirements for defined benefit pension plans under current assumptions:

	Funding Requirements by Period
(In millions)	2013	2014	2015	2016	2017
Qualified domestic pension plans(a)	$39	$16	$22	$8	$1
International and non-qualified pension plans	28	27	12	13	13

Total pension plans	$67	$43	$34	$21	$14

(a)
The future funding requirements for the our qualified domestic pension plans exclude estimated amounts related to the net pension liability included in liabilities of discontinued operations that will be transferred to Addivant upon closing of the sale of our Antioxidants business. The actuarial valuation of those net pension liabilities will be updated prior to the closing of the transaction and could result in an increase or decrease in the net liability transferred and thereby the estimated future funding requirement.

          On May 9, 2011, one of our UK subsidiaries entered into definitive agreements with the trustees of the Great Lakes U.K. Limited Pension Plan ("UK Pension Plan") over the terms of a "recovery plan" which provided for a series of additional cash contributions to be made to reduce the underfunding over time. The agreements provided, among other things, for our UK subsidiary to make cash contributions of £60 million (approximately $96 million) in just over a three year period, with the initial contribution of £30 million ($49 million) made in the second quarter of 2011 and the second contribution of £15 million ($24 million) made in the second quarter of 2012. The next contribution of £8 million ($12 million) is expected to be made in the second quarter of 2013. The agreements also provided for the granting of both a security interest and a guarantee to support certain of the liabilities under the UK Pension Plan.

          There is also an evaluation being undertaken as to whether additional benefit obligations exist in connection with the equalization of certain benefits under the UK Pension Plan that occurred in the early 1990s. Based on the results of the evaluation to date, $8 million of expense was recorded in the fourth quarter of 2011, which may be subject to adjustment as further information is gathered as part of the evaluation. Upon completion of the evaluation and the finalization of the liability with respect to additional benefit obligations, additional cash contributions to the UK Pension Plan may be required starting in 2013. There were no changes to the evaluation during 2012.

          We have substantial U.S. net operating losses ("NOLs") as described in Note 10—Income Taxes to our Consolidated Financial Statements. While our utilization of these NOLs is subject to annual federal NOL limitations under Internal Revenue Code ("IRC") Section 382, we expect they will substantially reduce the amount of U.S. cash tax payments we are required to make in the foreseeable future.

  Other Sources and Uses of Cash

          We expect to finance our continuing operations and capital spending requirements for 2013 with cash flows provided by operating activities, available cash and cash equivalents, borrowings under our ABL Facility and Term Loan, the Antioxidant Sale and other sources.

          Cash and cash equivalents from continuing operations as of December 31, 2012 were $363 million, of which $193 million was held by Chemtura and our U.S. subsidiaries and $170 million was held by our direct or indirect foreign subsidiaries and consolidated joint ventures. The cash and cash equivalents of our foreign subsidiaries are used to fund seasonal working capital requirements, make cash contributions to various pension plans, fund capital expenditures, and make cash contributions to our foreign joint ventures, as warranted. In light of these cash requirements, we consider undistributed earnings of certain foreign subsidiaries to be indefinitely invested in their operations. As a result of our emergence from Chapter 11 bankruptcy protection in 2010, and the associated significant reduction in debt that occurred, we have determined that we will no longer need to repatriate certain undistributed earnings of our foreign subsidiaries to fund our U.S. operations.

          As of December 31, 2012, such undistributed earnings of our foreign subsidiaries totaled $779 million. Repatriation of cash held by our foreign subsidiaries could be subject to adverse tax consequences given the potentially higher U.S. effective tax rates and withholding tax requirements in the source country. Estimating the range of tax liabilities that could arise from the repatriation of undistributed earnings of our foreign subsidiaries is not practicable at this time.

  Strategic Initiatives

          We continually review each of our businesses, individually and as part of our portfolio to determine whether to continue in, consolidate, reorganize, exit or expand our businesses, operations and product lines. In each case, we examine whether, on a short-term or long-term basis, the business, operation or product line constitutes a strategic fit with our products, contributed to our financial health and will achieve our business objectives. If it does not, we will implement initiatives which may include, among other things, limiting or exiting the business, operation or product line, consolidating operations or facilities or selling or otherwise disposing of the business or asset. Our review process also involves expanding businesses, investing in innovation and regional growth, expanding existing product lines and bringing new products to market or changing the way do business.

  Reorganization Items

          We recorded $5 million, $19 million and $303 million in 2012, 2011 and 2010, respectively. We incurred substantial expenses resulting from our Chapter 11 cases. Such amounts are presented as reorganization items, in our Consolidated Statements of Operations and represent the direct and incremental costs related to our Chapter 11 cases such as professional fees, net, impacts related to the resolution of claims in the Chapter 11 cases and rejections or terminations of executory contracts and real property leases. We will continue to incur reorganization related expenses in 2013 primarily for professional fees, but at a much reduced amount until Chemtura's Chapter 11 case is closed. For additional information on reorganization items, net, see Note 18—Emergence from Chapter 11 in the Notes to Consolidated Financial Statements.

  Guarantees

          In addition to the letters of credit of $14 million and $15 million outstanding at December 31, 2012 and 2011, respectively, we have guarantees that have been provided to various financial institutions. At December 31, 2012 and 2011, we had $12 million and $11 million of outstanding guarantees, respectively. The letters of credit and guarantees were primarily related to insurance obligations, environmental obligations, banking credit facilities, vendor deposits and European value added tax ("VAT") obligations. We also had $3 million and $8 million of third party guarantees at December 31, 2012 and 2011, respectively, for which we have reserved less than $1 million and $1 million at December 31, 2012 and 2011, respectively, which representing the probability weighted fair value of these guarantees.

          In addition, we have a financing agreement with a bank in Brazil for certain customers under which we receive funds from the bank at invoice date, and in turn, the customer agrees to pay the bank on the due date. We provide a full recourse guarantee to the bank in the event of customer non-payment.

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

  Carrying Value of Goodwill and Long-Lived Assets

          We have elected to perform our annual goodwill impairment procedures for all of our reporting units in accordance with ASC Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill ("ASC 350-20") as of July 31, or sooner, if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We estimate the fair value of our reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods (Level 3 inputs as described in Note 16—Financial Instruments and Fair Value Measurements). The assessment is required to be performed in two steps: step one to test for a potential impairment of goodwill and, if potential impairments are identified, step two to measure the impairment loss through a full fair value allocation of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.

          We continually monitor and evaluate business and competitive conditions that affect our operations and reflect the impact of these factors in our financial projections. If permanent or sustained changes in business or competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

          We recorded asset impairment charges of $47 million and $3 million in 2012 and 2010, respectively, to (loss) earnings from discontinued operations, net of tax and $4 million and $57 million in 2011 and 2010, respectively, to impairment charges in our Consolidated Statements of Operations. See Note—3 Restructuring and Asset Impairment Activities in our Notes to Consolidated Financial Statements.

  Environmental Matters

          We are involved in environmental matters of various types in a number of jurisdictions. A number of such matters involve claims for material amounts of damages and relate to or allege environmental liabilities, including cleanup costs associated with hazardous waste disposal sites and natural resource damages. As part of the Chapter 11 cases, under the Plan, the Debtors retained responsibility for environmental cleanup liabilities relating to currently owned or operated sites (i.e. sites that were part of the Debtors' estates) and, with certain exceptions, discharged or settled liabilities relating to formerly owned or operated sites (i.e. sites that were no longer part of the Debtors' estates) and third-party sites (i.e. sites that never were part of the Debtors' estates).

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

          As of December 31, 2012, our reserve for ongoing environmental remediation activities totaled $84 million. We estimate that ongoing environmental liabilities could range up to $98 million at December 31, 2012. Our ongoing reserves include estimates for determinable clean-up costs. At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.

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

  Pension and Other Post-Retirement Benefits Expense

          As part of our financial restructuring under Chapter 11, on November 18, 2009, the Bankruptcy Court entered an order (the "2009 OPEB Order") approving, in part, our motion (the "2009 OPEB Motion") requesting authorization to modify certain post-retirement welfare benefits (the "OPEB Benefits") under our post-retirement welfare benefit plans (the "OPEB Plans"), including the OPEB Benefits of certain Uniroyal salaried retirees (the "Uniroyal Salaried Retirees"). In November 2011, we reached an agreement in principle with a steering committee of the Uniroyal Salaried Retirees resolving all disputes concerning the 2009 OPEB Motion and effectuating a partial grant of the relief requested in the 2009 OPEB Motion with respect to the Uniroyal Salaried Retirees, which was approved by the Bankruptcy Court at a hearing held on March 29, 2012. For more information about the proposed settlement, see Note 14—Pension and Other Post-Retirement Plans in our Notes to Consolidated Financial Statements.

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

  Pension Plans

        Pension liabilities are measured on a discounted basis and the assumed discount rate is a significant assumption. At each measurement date, the discount rate is based on interest rates for high-quality, long-term corporate debt securities with maturities comparable to our liabilities. At December 31, 2012, we utilized a discount rate of 3.80% for our domestic qualified pension plan compared to 4.60% at December 31, 2011. For the international and non-qualified plans, a weighted average discount rate of 4.03% was used at December 31, 2012, compared to 4.85% used at December 31, 2011. As a sensitivity measure, a 25 basis point reduction in the discount rate for all plans would result in less than a million decrease in pre-tax earnings for 2013.

        Domestic discount rates adopted at December 31, 2012 utilized an interest rate yield curve to determine the discount rate pursuant to guidance codified under ASC Topic 715, Defined Benefit Plans ("ASC 715"). The yield curve is comprised of AA bonds with maturities between zero and thirty years. We discounted the annual cash flows of our domestic pension plans using this yield curve and developed a single-point discount rate matching the respective plan's payout structure.

        A similar approach was used to determine the appropriate discount rates for the international plans. The actual method used varies from country to country depending on the amount of available information on bond yields to be able to estimate a single-point discount rate to match the respective plan's benefit disbursements.

        Our weighted average estimated rate of compensation increase was 3.88% for applicable domestic and international pension plans combined at December 31, 2012. As a sensitivity measure, an increase of 25 basis points in the estimated rate of compensation increase would decrease pre-tax earnings for 2013 by an immaterial amount.

        The expected return on pension plan assets is based on our investment strategy, historical experience, and expectations for long-term rates of return. We determine the expected rate of return on plan assets for the domestic and international pension plans by applying the expected returns on various asset classes to our target asset allocation.

        We utilized a weighted average expected long-term rate of return of 7.50% on all domestic plan assets and a weighted average rate of 6.71% for the international plan assets for the year ended December 31, 2012.

        Historical returns are evaluated based on an arithmetic average of annual returns derived from recognized passive indices, such as the S&P 500, for the major asset classes. We looked at the arithmetic averages of annual investment returns from passive indices, assuming a portfolio of investments that follow the current target asset allocation for the domestic plans over several business cycles, to obtain an indication of the long-term historical market performance. The arithmetic average return over the past 20 years was 8.33%, and over the past 30 years it was 10.45%. Both of these values exceeded the 7.50% domestic expected return on assets for 2012.

        The actual annualized return on plan assets for the domestic plans for the 12 months ended December 31, 2012 was approximately 13.5% (net of investment expenses), which was above the expected return on asset assumption for the year. The international plans realized a weighted average return of approximately 9.0% in local currency terms and approximately 14.6% in U.S. dollar terms. Changes in exchange rates resulted in currency gains of approximately $17 million on plan assets, which were partially offset by currency losses of approximately $16 million on benefit obligations for the international pension arrangements.

        Our target asset allocation for the domestic pension plans is based on investing 34% of plan assets in equity instruments, 48% of plan assets in fixed income investments and 18% in all other types of investments. At December 31, 2012, 35% of the portfolio was invested in equities, 50% in fixed income investments and 15% in real estate and other investments.

        We have unrecognized actuarial losses relating to our pension plans which have been included in our Consolidated Balance Sheet, but not in our Consolidated Statements of Operations. The extent to which these unrecognized actuarial losses will impact future pre-tax earnings depends on whether the unrecognized actuarial losses are deferred through the asset-smoothing mechanism (the market related value as defined by ASC Topic 715-30, Defined Benefit Plans—Pensions ("ASC 715-30")), or through amortization in pre-tax earnings to the extent that they exceed a 10% amortization corridor, as defined by ASC 715-30, which provides for amortization over the average remaining participant career or life. The amortization of unrecognized net losses existing as of December 31, 2012 will result in a $23 million decrease to pre-tax earnings for 2013 ($18 million for the qualified domestic plans and $5 million for the international and non-qualified plans). Since future gains and losses beyond 2012 are a result of various factors described herein, it is not possible to predict with certainty to what extent the combination of current and future losses may exceed the 10 percent amortization corridor and thereby be subject to further amortization. At the end of 2012, unrecognized net losses amounted to $428 million for the qualified domestic plans and $122 million for the international and non-qualified plans. Of these amounts, $61 million of unrecognized gains for the domestic plans and $11 million of unrecognized losses for the international plans are deferred through the asset smoothing mechanism as required by ASC 715.

        The pre-tax pension expense for all pension plans was $8 million in 2012, which included $2 million related to loss from discontinued operations. Pension (income) expense is calculated based upon certain assumptions including discount rate, expected long-term rate of return on plan assets, mortality rates and expected salary and wage increases. Actual results that differ from the current assumptions utilized are accumulated and amortized over future periods and will affect pension expense in future periods. The following table estimates the future pension expense, based upon current assumptions:

	Pension Expense (Income) By Year
(In millions)	2013	2014	2015	2016	2017
Qualified domestic pension plans(a)	$2	$(4)	$(9)	$(13)	$(16)
International and non-qualified pension plans	4	1	(1)	(2)	(3)

Total pension plans	$6	$(3)	$(10)	$(15)	$(19)

(a)
The future pension expense (income) for the our qualified domestic pension plans exclude estimated amounts related to the net pension liability included in liabilities of discontinued operations that will be transferred to Addivant upon closing of the sale of our Antioxidants business. The actuarial valuation of those net pension liabilities will be updated prior to the closing of the transaction and could result in an increase or decrease in the net liability transferred and thereby the estimated future pension expense.

        The following tables show the impact of a 100 basis point change in the actual return on assets on the pension (income) expense.

	Change in Pension Expense (Income) By Year
Increase (decrease)	2013	2014	2015	2016	2017
	100 Basis Point Increase in Investment Returns
Qualified domestic pension plans	$—	$—	$(1)	$(1)	$(2)
International and non-qualified pension plans	—	—	—	(1)	(1)

Total pension plans	$—	$—	$(1)	$(2)	$(3)

	100 Basis Point Decrease in Investment Returns
Qualified domestic pension plans	$—	$—	$1	$1	$2
International and non-qualified pension plans	—	—	—	1	1

Total pension plans	$—	$—	$1	$2	$3

  Other Post-Retirement Benefits

        We provide post-retirement health and life insurance benefits for current retired and active employees and their beneficiaries and covered dependents for certain domestic and international employee groups.

        The discount rates we adopted for the valuation of the post-retirement health care plans were determined using the same methodology as for the pension plans. At December 31, 2012, we utilized a weighted average discount rate of 3.56% for post-retirement health care plans, compared to 4.26% at December 31, 2011. As a sensitivity measure, a 25 basis point reduction in the discount rate would result in an immaterial change in pre-tax earnings for 2013.

        Assumed health care cost trend rates are based on past and current health care cost trends, considering such factors as health care inflation, changes in health care utilization or delivery patterns, technological advances, and the overall health of plan participants. We use health care trend cost rates starting with a weighted average initial level of 6.03% for the domestic arrangements and grading down to an ultimate level of 5%. For the international arrangements, the weighted average initial rate is 8.00%, grading down to 5%.

        The pre-tax post-retirement healthcare expense was $3 million in 2012. The following table summarizes projected post-retirement benefit expense based upon the various assumptions discussed above.

	Pre-Tax Expense by Year
(In millions)	2013	2014	2015	2016	2017
Domestic and international post-retirement benefit plans	$4	$3	$3	$3	$2

Income Taxes

        Income taxes payable reflect our current tax provision and management's best estimate of the current tax liability relating to the outcome of uncertain tax positions. If the actual outcome of uncertain tax positions differs from our best estimates, an adjustment to income taxes payable could be required, which may result in additional income tax expense or benefit.

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

        We anticipate that we will repatriate the undistributed earnings of certain foreign subsidiaries. For the year ended December 31, 2012, we increased by $8 million the amount of the net deferred tax liability we provide for the U.S. tax consequences of these repatriations. In 2012, this increase has been offset by an equal reduction in the valuation allowance related to U.S. deferred tax assets, and, as such, had no net effect on tax expense recognized in our Consolidated Statements of Operations. We consider undistributed earnings of all other foreign subsidiaries to be indefinitely invested in their operations. At December 31, 2012, such undistributed earnings deemed to be indefinitely reinvested in foreign operations amounted to $779 million. Repatriation of undistributed earnings, currently deemed indefinitely reinvested, would require us to accrue and pay taxes in the future. Estimating the tax liability that would arise if these earnings were repatriated is not practicable at this time.

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

        We have a liability for unrecognized tax benefits of $41 million and $46 million at December 31, 2012 and 2011, respectively. This decrease is primarily related to settlements of tax audits in various foreign jurisdictions.

ACCOUNTING DEVELOPMENTS

        For information on accounting developments, see Note 1—Nature of Operations and Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements.

OUTLOOK

        2012 was a year of significant progress towards our objective of creating a focused portfolio of global specialty chemical businesses that provide sustainable competitive advantage and continued growth opportunities through superior innovation, reliability, and applied science, making Chemtura indispensable to our stakeholders.

        Performance improvement was led by our Chemtura AgroSolutions segment. With the benefit of investment in new product, registrations and distribution channels combined with cost rationalization initiatives, segment operating income more than doubled. The segment is now approaching its former levels of performance with the ability to now surpass them. Our Industrial segments faced weaker demand as 2012 progressed, but were able to offset much of the impact through the introduction of innovative new products and applications and careful margin management. We made a major step in our portfolio management through entering into the agreement to sell our Antioxidant business and captured an important source of the additional bromine we will need to serve growing customer demand through entering into the agreement to purchase Solaris Chemtech's bromine assets in India.

        In 2013, we intend to make further progress. We already have plans in place to promptly eliminate the stranded functional costs due to the divestiture of our Antioxidant business, preserving the pre-divestiture margins of our segments. We then plan to drive margins higher by continuing to invest in innovation, bringing products with improved performance to existing customers and capturing new applications and customers. We will sustain close attention to margin management that has expanded percentage operating margins in 2012. Continuing to explore portfolio transformation opportunities will remain a priority in 2013.

        Our Chemtura AgroSolutions and Consumer Products segments are poised to deliver year-over-year improvement over the strong base they built in 2012. The global agrochemical economy remains robust and we anticipate gaining additional benefits in 2013 from new product offerings and registrations and expansion into faster growing regions like Latin American. Consumer Products continues to introduce new products and explore different marketing strategies.

        Our Industrial segments enter 2013 with many industrial markets still facing the weaker demand conditions they experienced in 2012. We anticipate that we will see some level of recovery build as the year progresses, particularly in the Asia Pacific region, however, we wait to see how such recovery may evolve. Conditions in the first quarter remain at comparable levels to the fourth quarter, giving a challenging start to the year. The continued development and introduction of new products and applications combined with careful margin management can contribute as it did in 2012. The investments in production capacity last year for new products already commercialized will also contribute to Industrial segment performance improvement.

        Through our portfolio improvement strategies, in 2013 Chemtura will be smaller, but will improve operating margins and have a portfolio of strongly differentiated product lines based on proprietary chemical technologies, that offer superior organic revenue growth positioned to exploit secular industry growth trends in all regions of the globe.

        There are a number of risks to achieving our business plans as described in Item 1A—Risk Factors and summarized below in Forward Looking Statements.

Forward-Looking Statements

        In addition to historical information, this Report contains "forward-looking statements" within the meaning of Section 27(a) of the Securities Act of 1933, as amended and Section 21(e) of the Exchange Act of 1934 as amended. We use words such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "should," "could," "may," "plan," "project," "predict," "will" and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements.

        Such risks and uncertainties include, but are not limited to:

  •
  The cyclical nature of the global chemicals industry;

  •
  Increases in the price of raw materials or energy and our ability to recover cost increases through increased selling prices for our products;

  •
  Disruptions in the availability of raw materials or energy;

  •
  Our ability to implement our growth strategies in rapidly growing markets and faster growing regions;

  •
  Our ability to execute timely upon our portfolio management strategies and mid and long range business plans;

  •
  Our ability to obtain the requisite regulatory and other approvals to implement the plan to build a new multi-purpose manufacturing facility in Nantong, China;

  •
  Declines in general economic conditions;

  •
  The ability to comply with product registration requirements of regulatory authorities, including the U.S. food and drug administration (the "FDA") and European Union REACh legislation;

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

  •
  Risks associated with strategic acquisitions and divestitures;

  •
  Risks associated with possible climate change legislation, regulation and international accords;

  •
  The ability to support the carrying value of the goodwill and long-lived assets related to our businesses;

  •
  Whether we repurchase any additional shares of our common stock that our Board of Directors have authorized us to purchase and the terms on which any such repurchases are made; and

  •
  Other risks and uncertainties detailed in Item 1A. Risk Factors in our filings with the Securities and Exchange Commission.

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

        The primary currencies to which we have foreign currency exchange rate exposure are the European Union Euro, Canadian Dollar, British Pound Sterling, Taiwanese Dollar, Japanese Yen, Swiss Franc, Brazilian Real and the U.S. Dollar (in certain of our foreign locations). In response to greater fluctuations in foreign currency exchange rates in recent periods, we have increased the degree of exposure risk management activities to minimize the potential impact on earnings.

        We manage our foreign currency exposures by balancing certain assets and liabilities denominated in foreign currencies and through the use from time to time of foreign currency forward contracts. The principal objective of such contracts is to minimize the risks and/or costs associated with global operating activities. The counterparties to these contractual agreements are major financial institutions with which we generally have other financial relationships. We are exposed to credit loss in the event of non-performance by these counterparties. However, we do not anticipate non-performance by the counterparties. We do not utilize financial instruments for trading or other speculative purposes.

        The primary method we use to reduce foreign currency exposure is to identify natural hedges, in which the operating activities denominated in respective currencies across carious subsidiaries balance in respect to timing and the underlying exposures. In the event a natural hedge is not available, we may employ a forward contract to reduce exposure, generally expiring within one year. While these contracts are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. Gains and losses on foreign currency forward contracts are recognized currently in income but do not have a significant impact on results of operations.

        Our financial instruments, subject to foreign currency exchange risk, consist of two forward currency forward contracts with a total notional amount of $25 million, equally due in April of 2013 and 2014. These contracts limit our risk to changes in the Euro over those periods and represent a net asset position of less than $1 million at December 31, 2012. We conducted sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in the Euro from its value as of December 31, 2012, with all other variables held constant. A 10% increase in the Euro against the U.S. Dollar would result in an increase of $2 million in the fair value of these contracts. The sensitivity in fair value of these contracts represents changes in fair values estimated based on market conditions as of December 31, 2012, without reflecting the underlying monetary exposures the portfolio is hedging. The effect of exchange movements on those anticipated transactions would be expected to mitigate the impacts implied by our sensitivity analysis.

        We had no derivative financial instruments outstanding at December 31, 2011 or 2010.

        The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by stated maturity date for our debt. Weighted-average variable interest rates are based on the applicable floating rate index as of December 31, 2012.

Interest Rate Sensitivity

(In millions)	2013	2014	2015	2016	2017	2018 and Thereafter	Total	Fair Value at 12/31/12
Total debt:
Fixed rate debt	$—	$—	$—	$—	$—	$455	$455	$488
Average interest rate	7.88%	7.88%	7.88%	7.88%	7.88%	7.88%
Variable rate debt	$5	$—	$—	$418	$—	$—	$423	$430
Average interest rate(a)	5.54%	5.50%	5.50%	5.50%

(a)
Average interest rate is based on rates in effect at December 31, 2012.

Item 8:    Financial Statements and Supplementary Data

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2012, 2011 and 2010

(In millions, except per share data)

	2012	2011	2010
NET SALES	$2,629	$2,606	$2,372
COSTS AND EXPENSES
Cost of goods sold	1,938	1,939	1,760
Selling, general and administrative	299	326	306
Depreciation and amortization	120	123	158
Research and development	44	38	39
Facility closures, severance and related costs	12	3	1
Gain on sale of business	—	(27)	(2)
Impairment charges	—	4	57
Changes in estimates related to expected allowable claims	1	3	35
Equity loss (income)	4	1	(2)

OPERATING INCOME	211	196	20
Interest expense(a)	(64)	(63)	(191)
Loss on early extinguishment of debt	(1)	—	(88)
Other income (expense), net	21	—	(6)
Reorganization items, net	(5)	(19)	(303)

Earnings (loss) from continuing operations before income taxes	162	114	(568)
Income tax expense	(28)	(20)	(19)

Earnings (loss) from continuing operations	134	94	(587)
(Loss) earnings from discontinued operations, net of tax	(34)	26	14
Loss on sale of discontinued operations, net of tax	—	—	(12)

Net earnings (loss)	100	120	(585)
Less: net loss (earnings) attributable to non-controlling interests	1	(1)	(1)

Net earnings (loss) attributable to Chemtura	$101	$119	$(586)

BASIC AND DILUTED PER SHARE INFORMATION—ATTRIBUTABLE TO CHEMTURA:
Earnings (loss) from continuing operations, net of tax	$1.35	$0.94	$(2.64)
(Loss) earnings from discontinued operations, net of tax	(0.33)	0.25	0.06
Loss on sale of discontinued operations, net of tax	—	—	(0.05)

Net earnings (loss) attributable to Chemtura	$1.02	$1.19	$(2.63)

Basic weighted—average shares outstanding	98.2	100.1	223.0

Diluted weighted—average shares outstanding	98.8	100.3	223.0

AMOUNTS ATTRIBUTABLE TO CHEMTURA STOCKHOLDERS:
Earnings (loss) from continuing operations, net of tax	$134	$94	$(587)
(Loss) earnings from discontinued operations, net of tax	(33)	25	13
Loss on sale of discontinued operations, net of tax	—	—	(12)

Net earnings (loss) attributable to Chemtura	$101	$119	$(586)

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

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2012, 2011 and 2010

(In millions)

(In millions)	2012	2011	2010
Net earnings (loss)	$100	$120	$(585)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(6)	(35)	(26)
Unrecognized pension and other post-retirement benefit costs	(76)	(35)	(16)

Comprehensive income (loss)	18	50	(627)
Comprehensive loss (income) attributable to the non-controlling interest	1	(1)	(1)

Comprehensive income (loss) attributable to Chemtura	$19	$49	$(628)

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2012 and 2011

(In millions, except par value data)

	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$363	$179
Restricted cash	—	5
Accounts receivable	405	400
Inventories	468	455
Other current assets	142	133
Current assets of discontinued operations	234	149

Total current assets	1,612	1,321
NON-CURRENT ASSETS
Property, plant and equipment	719	669
Goodwill	177	174
Intangible assets, net	348	363
Other assets	174	190
Non-current assets of discontinued operations	—	138

Total Assets	$3,030	$2,855

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$5	$4
Accounts payable	175	149
Accrued expenses	194	189
Income taxes payable	12	17
Current liabilities of discontinued operations	125	31

Total current liabilities	511	390
NON-CURRENT LIABILITIES
Long-term debt	871	748
Pension and post-retirement health care liabilities	393	389
Other liabilities	187	198
Non-current liabilities of discontinued operations	—	84

Total liabilities	1,962	1,809

STOCKHOLDERS' EQUITY
Common stock—$.01 par value, authorized—500.0 shares, issued—100.4 shares in 2012 and 98.3 shares in 2011	1	1
Additional paid-in capital	4,366	4,353
Accumulated deficit	(2,848)	(2,949)
Accumulated other comprehensive loss	(428)	(346)
Treasury stock at cost—2.4 shares in 2012 and 2.0 shares in 2011	(30)	(22)

Total Chemtura stockholders' equity	1,061	1,037
Non-controlling interests—continuing operations	—	1
Non-controlling interests—discontinued operations	7	8

Total Non-controlling interests	7	9

Total stockholders' equity	1,068	1,046

Total Liabilities and Stockholders' Equity	$3,030	$2,855

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2012, 2011 and 2010

(In millions)

Increase (decrease) in cash	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$100	$120	$(585)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Gain on sale of business	—	(27)	(2)
Loss on sale of discontinued operations	—	—	12
Impairment charges	47	4	60
Release of translation adjustment from liquidation of entities	(21)	—	—
Loss on early extinguishment of debt	1	—	88
Depreciation and amortization	139	140	175
Stock-based compensation expense	24	26	10
Reorganization items, net	1	2	186
Changes in estimates related to expected allowable claims	1	3	35
Non-cash contractual post-petition interest expense	—	—	113
Provision for doubtful accounts	1	7	3
Equity income	(3)	(3)	(4)
Deferred taxes	3	(6)	34
Changes in assets and liabilities, net:
Accounts receivable	(8)	13	(77)
Inventories	(1)	(24)	(36)
Restricted cash	—	—	(38)
Other current assets	(4)	38	11
Other assets	—	3	(5)
Accounts payable	30	(11)	70
Accrued expenses	(3)	(39)	36
Income taxes payable	(14)	5	(18)
Pension and post-retirement health care liabilities	(79)	(82)	(61)
Liabilities subject to compromise	—	(8)	(195)
Other liabilities	1	25	(10)
Other	3	(4)	(6)

Net cash provided by (used in) operating activities	218	182	(204)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	9	8	43
Payments for acquisitions, net of cash acquired	—	(35)	—
Capital expenditures	(149)	(154)	(124)

Net cash used in investing activities	(140)	(181)	(81)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Term Loan and Senior Notes	125	—	744
Payments on Amended DIP Credit Facility, net	—	—	(1)
Payments on DIP Credit Facility, net	—	—	(250)
Repayments of Notes and Debentures	—	—	(138)
Payments on 2007 Credit Facility, net	—	—	(54)
(Payments on) proceeds from other short term borrowings, net	(3)	3	—
Payments for debt issuance and refinancing costs	(2)	—	(40)
Payments for make-whole and no-call provisions	—	—	(10)
Common shares acquired	(20)	(22)	—
Proceeds from exercise of stock options	5	1	—

Net cash provided by (used in) financing activities	105	(18)	251

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	2	(4)	(1)

Change in cash and cash equivalents	185	(21)	(35)
Cash and cash equivalents at beginning of year	180	201	236

Cash and cash equivalents at end of year	$365	$180	$201

Cash and cash equivalents at end of year—Continuing operations	$363	$179	$201

Cash and cash equivalents at end of year—Discontinued operations	$2	$1	$—

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2012, 2011 and 2010

(In millions)

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non Controlling Interests	Total
Balance, January 1, 2010	254.4	11.5	$3	$3,039	$(2,482)	$(234)	$(167)	$13	$172
Net loss					(586)			1	(585)
Equity adjustment for translation of foreign currencies						(26)			(26)
Unrecognized pension and post-retirement plan costs, net of deferred tax expense of $4						(16)			(16)
Cancellation of Chemtura previous common stock	(254.4)		(3)	3					—
Treasury stock cancellation		(11.5)		(167)			167		—
Issuance of reorganized Chemtura common stock	95.5		1	1,423					1,424
Dividends attributable to the non-controlling interest								(1)	(1)
Purchase of subsidiary shares from non-controlling interest								(4)	(4)
Stock-based compensation				7					7
Other issuances	0.1								—

Balance, December 31, 2010	95.6	—	1	4,305	(3,068)	(276)	—	9	971
Net earnings					119			1	120
Equity adjustment for translation of foreign currencies						(35)			(35)
Unrecognized pension and post-retirement plan costs, net of deferred tax expense of $1 million						(35)			(35)
Issuance of reorganized Chemtura common stock	2.4			19					19
Dividends attributable to the non-controlling interest								(1)	(1)
Stock-based compensation				29					29
Common shares acquired		2.0					(22)		(22)
Other issuances	0.3								—

Balance, December 31, 2011	98.3	2.0	1	4,353	(2,949)	(346)	(22)	9	1,046
Net earnings					101			(1)	100
Equity adjustment for translation of foreign currencies						(6)			(6)
Unrecognized pension and post-retirement plan costs, net of deferred tax expense of $14 million						(76)			(76)
Issuance of reorganized Chemtura common stock	2.1			1					1
Dividends attributable to the non-controlling interest								(1)	(1)
Stock-based compensation				24					24
Stock options exercised		(0.3)		1			4		5
Common shares acquired		1.4					(20)		(20)
Other issuances	—	(0.7)		(13)			8		(5)

Balance, December 31, 2012	100.4	2.4	$1	$4,366	$(2,848)	$(428)	$(30)	$7	$1,068

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

        When we use the terms "Corporation," "Company," "Chemtura," "Registrant," "We," "Us" and "Our," unless otherwise indicated or the context otherwise requires, we are referring to Chemtura Corporation and our consolidated subsidiaries.

        We are the successor to Crompton & Knowles Corporation ("Crompton & Knowles"), which was incorporated in Massachusetts in 1900 and engaged in the manufacture and sale of specialty chemicals beginning in 1954. Crompton & Knowles traces its roots to the Crompton Loom Works incorporated in the 1840s. We expanded the specialty chemical business through acquisitions in the United States and Europe, including the 1996 acquisition of Uniroyal Chemical Company, Inc. ("Uniroyal"), the 1999 merger with Witco Corporation ("Witco") and the 2005 acquisition of Great Lakes Chemical Corporation ("Great Lakes").

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

        Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

        Certain prior year amounts have been reclassified to conform to the current year's presentation. These changes did not have a material impact on previously reported results of operations, cash flows or financial position.

        We operated as a debtor-in-possession ("DIP") under the protection of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") from March 18, 2009 (the "Petition Date") through November 10, 2010 (the "Effective Date"). From the Petition Date through the Effective Date, our Consolidated Financial Statements were prepared in accordance with Accounting Standards Codification ("ASC") Section 852-10-45, Reorganizations—Other Presentation Matters ("ASC 852-10-45") which requires that financial statements, for periods during the pendency of our voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Chapter 11") filings, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain income, expenses, realized gains and losses and expenses for losses that were realized or incurred in the Chapter 11 cases

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

were recorded in Reorganization items, net in our Consolidated Statements of Operations. In connection with our emergence from Chapter 11 on November 10, 2010, we recorded certain "plan effect" adjustments to our Consolidated Financial Statements as of the Effective Date in order to reflect certain expenses of our plan of reorganization (the "Plan"). As of December 31, 2012, the Bankruptcy Court has entered orders granting final decrees closing all of the Debtors' Chapter 11 cases except the Chapter 11 case of Chemtura Corporation. See Note 18—Emergence from Chapter 11 for a further discussion.

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

  Customer Rebates

        We accrue for the estimated cost of customer rebates as a reduction of sales. Customer rebates are primarily based on customers achieving defined sales targets over a specified period of time. We estimate the cost of these rebates based on the likelihood of the rebate being achieved and recognize the cost as a deduction from sales when such sales are recognized. Rebate programs are monitored on a regular basis and adjusted as required. Our accruals for customer rebates were $21 million and $20 million at December 31, 2012 and 2011, respectively. Customer rebates are included as a reduction to accounts receivable on our Consolidated Balance Sheet.

  Operating Costs and Expenses

        Cost of goods sold ("COGS") includes all costs incurred in manufacturing goods, including raw materials, direct manufacturing costs and manufacturing overhead. COGS also includes warehousing, distribution, engineering, purchasing, customer service, environmental, health and safety functions, and shipping and handling costs for outbound product shipments. Selling, general and administrative ("SG&A") expenses include costs and expenses related to the following functions and activities: selling, advertising, legal, provision for doubtful accounts, corporate facilities and corporate administration. SG&A also includes accounting, information technology, finance and human resources, excluding direct support in manufacturing operations, which is included as COGS. Research and development ("R&D") expenses include basic and applied research and development activities of a technical and non-routine nature. R&D costs are expensed as incurred. COGS, SG&A and R&D expenses exclude depreciation and amortization expenses which are presented on a separate line in our Consolidated Statements of Operations.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Other Income (Expense), Net

        Other income (expense), net includes:

(In millions)	2012	2011	2010
Foreign exchange loss	$(5)	$(2)	$(11)
Interest income	5	4	3
Release of cumulative foreign currency translation adjustments from liquidation of entities	21	—	—
Other items, individually less than $1 million	—	(2)	2

	$21	$—	$(6)

  Allowance for Doubtful Accounts

        Included in accounts receivable are allowances for doubtful accounts in the amount of $13 million and $20 million in 2012 and 2011, respectively. The allowance for doubtful accounts reflects a reserve representing our estimate of the amounts that may not be collectible. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserves, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collection.

  Inventory Valuation

        Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

  Property, Plant and Equipment

        Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation expense is computed on the straight-line method using the following ranges of asset lives: land improvements - 3 to 20 years; buildings and improvements - 2 to 40 years; machinery and equipment - 2 to 25 years; information systems and equipment - 2 to 10 years; and furniture, fixtures and other - 1 to 10 years. See Note 6—Property, Plant and Equipment for further information.

        Renewals and improvements that significantly extend the useful lives of the assets are capitalized. Capitalized leased assets and leasehold improvements are depreciated over the shorter of their useful lives or the remaining lease term. Expenditures for maintenance and repairs are charged to expense as incurred.

  Intangible Assets

        Patents, trademarks and other intangibles assets are being amortized principally on a straight-line basis using the following ranges for their estimated useful lives: patents - 5 to 20 years; trademarks - 6 to 40 years; customer relationships - 15 to 30 years; production rights - 10 years; and other intangibles primarily - 5 to 20 years. See Note 7—Goodwill and Intangible Assets for further information.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        We evaluate the recoverability of the carrying value of goodwill on an annual basis as of July 31, or when events occur or circumstances change. See Note 7—Goodwill and Intangible Assets for further details.

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

  Litigation and Contingencies

        In accordance with guidance now codified under ASC Topic 450, Contingencies, we record in our Consolidated Financial Statements amounts representing our probable and reasonably estimable liability for claims, litigation and guarantees. As information about current or future litigation or other contingencies becomes available, management assesses whether such information warrants the recording

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of additional expenses relating to those contingencies. See Note 19—Legal Proceedings and Contingencies for further information.

  Stock-Based Compensation

        We recognize compensation expense for stock-based awards issued over the requisite service period for each separately vesting tranche, as if multiple awards were granted. Stock-based compensation expense is measured at the date of grant, based on the fair value of the award. Stock-based compensation expense recognized was $24 million, $26 million, and $10 million for the years ended December 31, 2012, 2011 and 2010, respectively.

  Translation of Foreign Currencies

        Balance sheet accounts denominated in foreign currencies are translated at the current rate of exchange as of the balance sheet date, while revenues and expenses are translated at average rates of exchange during the periods presented. The cumulative foreign currency adjustments resulting from such translation are included in accumulated other comprehensive income loss. Upon complete or substantial liquidation of any of our subsidiaries, the value of the cumulative translation adjustment prior to the liquidation is reported in net earnings.

  Cash Flows

        Cash and cash equivalents include bank term deposits with original maturities of three months or less. Included in cash and cash equivalents in our Consolidated Balance Sheets is less than $1 million at December 31, 2012 and $1 million at December 31, 2011 of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

        Included in our restricted cash balance within current assets at December 31, 2011 is $5 million of cash on deposit for the settlement of disputed bankruptcy claims that existed on the Effective Date.

        In 2012 and 2011, we settled approximately $5 million and $41 million, respectively, in cash relating to our Chapter 11 cases. The $5 million paid in 2012, was paid from restricted cash. Of the $41 million paid in 2011, $33 million was paid from restricted cash. Additionally, in 2012 and 2011 we issued approximately $26 million and $33 million of common stock, respectively, for the settlement of liabilities in accordance with the Plan.

        Cash payments included interest payments of $58 million in 2012, $57 million in 2011 and $56 million in 2010 (which includes $24 million of interest payments in accordance with the Plan). Cash payments also included income tax payments, net of refunds of $45 million in 2012, $16 million in 2011 and $6 million in 2010.

Accounting Developments

  Recently Implemented

        In May 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and IFRSs ("ASU 2011-04"). ASU 2011-04 amends U.S. GAAP to conform it with fair value measurement and disclosure requirements in International Financial Reporting Standards ("IFRS"). The amendments in ASU 2011-04 changed the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The provisions of ASU 2011-04 are effective for the first reporting period (including interim periods) beginning after December 15, 2011. The adoption of this standard did not have a material impact on our results of operations, financial condition or disclosures.

        In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 defers the effective date of the requirement in ASU 2011-05 to disclose on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. All other requirements of ASU 2011-05 are not affected by ASU 2011-12. The provisions of ASU 2011-05 are effective for the first reporting period (including interim periods) beginning after December 15, 2011. The adoption of this standard did not have a material financial statement impact as it only addressed the presentation of our financial statements.

        In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"). The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The provisions of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a material impact on our results of operations or financial condition.

        In September 2011, the FASB issued ASU No. 2011-09, Compensation—Retirement Benefits Multiemployer Plans (Subtopic 715-80) ("ASU 2011-09"). The guidance in ASU 2011-09 assists users of financial statements to assess the potential future cash flow implications relating to an employer's participation in multiemployer pension plans. The disclosures will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. The provisions of ASU 2011-09 are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a material impact on our results of operations or financial condition.

        In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). The guidance in ASU 2013-02 requires an

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

organization to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance in ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. The adoption of this guidance is not expected to have a significant impact as it only address the presentation of our financial statements.

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

        We perform ongoing credit evaluations of our customers' financial condition including an assessment of the impact, if any, of prevailing economic conditions. We generally do not require collateral from our customers. We are exposed to credit losses in the event of nonperformance by counterparties on derivative instruments when utilized. The counterparties to these transactions are major financial institutions, which may be adversely affected by global economic impacts. However, we consider the risk of default to be minimal.

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

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2) ACQUISITIONS AND DIVESTITURES

Acquisitions

        On September 26, 2012, we announced that we entered into a Business Transfer Agreement ("BTA") with Solaris ChemTech Industries Limited ("Solaris ChemTech"), an Indian Company, and Avantha Holdings Limited, an Indian Company and the parent company of Solaris ChemTech (collectively, "Solaris"). As provided in the BTA, we have agreed to purchase from Solaris certain assets used in the manufacture and distribution of bromine and bromine chemicals for cash consideration of $142 million and the assumption of certain liabilities. The purchase price is subject to a post-closing net working capital adjustment. The acquisition is subject to usual and customary closing conditions and is expected to close in the first half of 2013.

        On February 1, 2011, we announced the formation of DayStar Materials, LLC ("Daystar"), a joint venture with UP Chemical Co. Ltd. that will manufacture and sell high purity metal organic precursors for the rapidly growing LED market in our Industrial Engineered Products segment. DayStar is a 50/50 joint venture and is being accounted for as an equity method investment. We made cash contributions of $6 million in 2011, in accordance with the joint venture agreement.

        On January 26, 2011, we announced the formation of ISEM S.r.l. ("ISEM"), a strategic research and development alliance with Isagro S.p.A., which will provide us access to two commercialized products and accelerate the development and commercialization of new active ingredients and molecules related to our Chemtura AgroSolutions segment. ISEM is a 50/50 joint venture between us and Isagro S.p.A. and is being accounted for as an equity method investment. Our investment in the joint venture was €20 million ($29 million), which was made in January 2011.

Discontinued Operations

  Antioxidant Divestiture

        On November 9, 2012, we entered into an asset purchase agreement with SK Blue Holdings, Ltd. ("SK"), an affiliate of SK Capital Partners III, L.P. to sell substantially all the assets of our Antioxidant business for $200 million, $190 million to be paid in cash at closing plus a $10 million seller note . The assets to be sold include, among others, trade receivables, inventory, our equity interest in two joint ventures, certain dedicated plants in the U.S., France and Germany, and certain dedicated assets in shared facilities. SK also agreed to assume certain liabilities related to the Antioxidant business. We will retain assets that are shared with our other business components that exist in certain locations globally and utilize those assets under supply agreements with SK.

        On January 25, 2013, we entered into an Amended and Restated Asset Purchase and Contribution Agreement with SK and Addivant USA Holdings Corp. ("Addivant") whereby SK and Addivant agreed, in addition to purchasing substantially all the assets of our Antioxidant business, to assume certain additional pension and environmental liabilities totaling approximately $93 million. The agreement provides for the actuarial valuation of net pension liabilities to be assumed to be updated shortly before the closing of the transaction. To the extent the updated values are a reduction of the net pension liability, the difference will be applied to increase, by an equal amount, the value of the seller note to be issued at closing. To the extent the updated values are an increase in the net pension liability, the increase will be applied in equal amount first to reduce the value of the seller note and then if the seller note is extinguished, as a reduction to the cash consideration. Based on the January 25, 2013 terms, the consideration payable at closing of $107 million will consist of $97 million

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2) ACQUISITIONS AND DIVESTITURES (Continued)

in cash, $9 million in preferred stock to be issued by Addivant and a seller note of $1 million subject to customary closing conditions and adjustments for working capital changes. The transaction is anticipated to close in the first quarter of 2013.

        As a result of entering into this transaction, we determined that discontinued operations treatment applied. The assets and liabilities included in the Antioxidant Sale have been presented as assets and liabilities of discontinued operations and earnings and direct costs associated with the Antioxidant business have been presented as (loss) earnings from discontinued operations, net of tax for the current and comparative periods. All applicable disclosures included in the accompanying footnotes have been updated to reflect the Antioxidant business as a discontinued operation.

        The following is a summary of our assets and liabilities of discontinued operations related to the Antioxidant business as of December 31, 2012 and 2011.

	2012	2011
Cash and cash equivalents	$2	$1
Accounts receivable	61	58
Inventories	78	87
Other current assets	4	3
Property, plant and equipment	44	83
Intangible assets, net	14	29
Other assets	31	26

Assets of discontinued operations	$234	$287

Short-term borrowings	$—	$1
Accounts payable	29	24
Accrued expenses	4	5
Income taxes payable	1	1
Pension and post-retirement health care liabilities	80	71
Other liabilities	11	13

Liabilities of discontinued operations	$125	$115

  PVC Additives Divestiture

        On April 30, 2010, we completed the sale of our PVC additives business to Galata Chemicals LLC (formerly known as Artek Aterian Holding Company, LLC) and its sponsors, Aterian Investment Partners Distressed Opportunities, LP and Artek Surfin Chemicals Ltd. (collectively, "Galata") for net proceeds of $38 million which included a working capital adjustment that was received during the fourth quarter of 2010. The net assets sold consisted of accounts receivable of $47 million, inventory of $42 million, other current assets of $6 million, other assets of $1 million, pension and other post-retirement health care liabilities of $25 million, accounts payable of $3 million and other accrued liabilities of $1 million. A pre-tax loss of approximately $13 million was recorded on the sale after the elimination of $16 million of accumulated other comprehensive loss ("AOCL") resulting from the liquidation of a foreign subsidiary as part of the transaction.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2) ACQUISITIONS AND DIVESTITURES (Continued)

        In 2010, we classified the PVC additives business as discontinued operations in our Consolidated Statements of Operations for all periods presented. We determined the cash flows associated with the continuation of activities are deemed indirect and we evaluated whether we had significant continued involvement in the operations of the disposed businesses. Accordingly, we did not deem our involvement with the disposed business subsequent to the sale to be significant. All applicable disclosures included in the accompanying footnotes have been updated to reflect the PVC additives business as a discontinued operation.

        (Loss) earnings from discontinued operations for the years ended December 31, 2012, 2011 and 2010 consists of the following:

	Year Ended
(In millions)	2012	2011	2010	2010	2010
	Antioxidant	Antioxidant	Antioxidant	PVC	Total
Net Sales	$387	$419	$388	$96	$484

Pre-tax (loss) earnings from discontinued operations	$(45)	$31	$18	$(1)	$17
Income tax benefit (expense)	11	(5)	(3)	—	(3)

(Loss) earnings from discontinued operations, net of taxes	(34)	26	15	(1)	14
Net loss (earnings) attributable to noncontrolling interests	1	(1)	(1)	—	(1)

(Loss) earnings from discontinued operations, net of taxes—attributable to Chemtura	$(33)	$25	$14	$(1)	$13

        A portion of certain functional and other expenses that are managed company-wide that are allocated to the Antioxidant business do not transfer directly under the Antioxidant Sale. As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under (loss) earnings from discontinued operations, net of tax. These costs approximate $13 million, $15 million and $14 million for 2012, 2011 and 2010, respectively.

Other Dispositions

  Tetrabrom Joint Venture Divestiture

        On November 28, 2011, we sold our 50% interest in Tetrabrom Technologies Ltd. for net consideration of $38 million. The consideration will be paid in equal annual installments over a three year period. The first payment net of tax was paid in April 2012. A pre-tax gain of $27 million was recorded on the sale.

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

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2) ACQUISITIONS AND DIVESTITURES (Continued)

environmental liabilities of $3 million and other liabilities of $6 million. A pre-tax gain of approximately $2 million was recorded on the sale.

3) RESTRUCTURING AND ASSET IMPAIRMENT ACTIVITIES

Restructuring

        On February 22, 2013, our Board approved a restructuring plan providing for, among other things, actions to reduce stranded costs related to ongoing strategic initiatives. This plan is expected to preserve pre-divestiture operating margins following our portfolio changes. The total cost of the restructuring plan is estimated to be between $35 million and $45 million, primarily for severance and related costs, accelerated depreciation of property, plant and equipment, and asset retirement obligations. Non-cash charges are estimated to be between $9 million and $11 million with a net cash cost of between $26 million and $34 million. We anticipate recording a pre-tax charge in the range of between $10 million to $15 million in the first quarter of 2013 with all but approximately $8 million being incurred over the balance of 2013. The remainder of the costs being related to decommissioning are expected to be expensed as incurred over a number of years. We anticipate that between $21 million and $29 million of the cash cost will be paid in 2013 with the remainder paid as described above.

        On April 30, 2012, our Board of Directors (the "Board") approved a restructuring plan providing for, among other things, the closure of our Antioxidant business manufacturing facility in Pedrengo, Italy. The Board also approved actions to improve the operating effectiveness of certain global corporate functions. This plan is expected to achieve significant gains in efficiency and costs. The plant closure is expected to be completed by the first quarter of 2013. The total cost of the restructuring plan is estimated to be approximately $40 million of which approximately $6 million will consist of non-cash charges. We recorded a pre-tax charge of $33 million in the year ended December 31, 2012, which included $4 million for accelerated depreciation of property, plant and equipment included in depreciation and amortization, $2 million for accelerated asset retirement obligations included in cost of goods sold ("COGS"), $12 million for severance and professional fees related to corporate initiatives included in facility closures, severance and related costs and $5 million for severance and other obligations related to the Pedrengo closure included in loss from discontinued operations, net of tax with the balance of the costs being expensed as incurred through 2013. Also included in this charge is approximately $10 million to reflect the write-off of a receivable for which collection is no longer probable as a result of the restructuring actions which is included in loss from discontinued operations, net of tax for the quarter ended June 30, 2012.

        In November 2011, our Board approved a restructuring plan intended to make Chemtura AgroSolutions more cost efficient by centralizing certain functions regionally and consolidating laboratory activities in North America. As a result of this plan, we recorded a pre-tax charge of $3 million for severance to facility closures, severance and related costs for the year ended December 31, 2011.

        In March 2010, our Board approved a restructuring plan to consolidate certain corporate functions internationally to gain efficiencies and reduce costs. As a result of this plan, we recorded a pre-tax charge of $1 million for severance to facility closures, severance and related costs for the year ended December 31, 2010.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3) RESTRUCTURING AND ASSET IMPAIRMENT ACTIVITIES (Continued)

        A summary of the changes in the liabilities established for restructuring programs is as follows:

(In millions)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at January 1, 2010	$9	$4	$13
Facility closure, severance and related costs	1	—	1
Cash payments	(9)	(4)	(13)

Balance at December 31, 2010	1	—	1
Facility closure, severance and related costs	3	—	3
Cash payments	(3)	—	(3)

Balance at December 31, 2011	1	—	1
Facility closure, severance and related costs:
Continuing operations	7	5	12
Discontinued operations	5	—	5
Cash payments	(5)	(5)	(10)

Balance at December 31, 2012	$8	—	$8

        At December 31, 2012 and 2011, the balance of these reserves were included in accrued expenses in our Consolidated Balance Sheet.

Chapter 11 Reorganization Initiatives

        On January 25, 2010, our Board approved an initiative involving the consolidation and idling of certain assets within the Great Lakes Solutions business operations in El Dorado, Arkansas, which was approved by the Bankruptcy Court on February 23, 2010. During 2010 and 2011, the demand for brominated products used in electronic applications grew significantly and it became evident that we would need to produce larger quantities of bromine than were projected when we formulated our consolidation plan. In addition, in the first quarter of 2011, our joint venture partner informed us that they would exercise their right to purchase our interest in our Tetrabrom joint venture in the Middle East that supplies a brominated flame retardant to us. While under the terms of the joint venture agreement, the purchaser is obligated to continue to supply the current volumes of the brominated flame retardant to us for two years following the acquisition, we needed to plan for the ultimate production of this product once supply from the joint venture is terminated. Our analysis indicated that the most cost effective source of the additional bromine we require is to continue to operate many of the bromine assets we had planned to idle and to invest in improving their operating efficiency. In light of this analysis, on April 20, 2011, our Board confirmed that we should defer a portion of the El Dorado restructuring plan and continue to operate certain of the bromine and brine assets that were planned to be idled. The sale of our 50% interest in Tetrabrom Technologies Ltd. was completed in November 2011.

        As a result of our reorganization initiatives, we recorded pre-tax charges of $3 million for the year ended December 31, 2011 primarily for asset impairments and accelerated depreciation. In 2010, we recorded pre-tax charges of $37 million for the year ended December 31, 2010 ($5 million was recorded to reorganization items, net for severance, asset relocation costs and contract termination

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3) RESTRUCTURING AND ASSET IMPAIRMENT ACTIVITIES (Continued)

costs, $30 million was recorded to depreciation and amortization for accelerated depreciation, and $2 million was recorded to COGS for accelerated asset retirement obligations and asset write-offs).

Asset Impairments

        In accordance with ASC Topic 350, Intangibles—Goodwill and Other ("ASC 350") and ASC Topic 360, Property, Plant and Equipment ("ASC 360"), we recorded pre-tax charges totaling $47 million in 2012 to loss from discontinued operations, net of tax, $4 million in 2011 to impairment charges and $60 million in 2010 to impairment charges or earnings from discontinued operations, net of tax in our Consolidated Statements of Operations.

        During the third quarter of 2012, we completed an assessment of an initiative to monetize portfolio assets relating to our Antioxidant business. As of September 30, 2012, we considered it more-likely-than-not that the initiative would become effective before the end of 2012. In performing the impairment analysis, we probability weighted the possible outcomes of the initiative as of September 30, 2012. Based on this analysis, the expected undiscounted cash flows were insufficient to recover the carrying values of assets of the component of the segment to which the initiative relates. We estimated the fair value using various income and market approaches to calculate the impairment charge. We recorded an asset impairment charge included in loss from discontinued operations, net of tax on our Consolidated Statement of Operations of $35 million, of which $26 million related to property, plant and equipment, net and $9 million related to intangible assets, net included in non-current assets of discontinued operations on our Consolidated Balance Sheets.

        In November 2012, we entered into an asset purchase agreement to sell our Antioxidant business and determined that discontinued operations treatment applied. Accordingly, we compared the carrying value of the net assets to be sold to their estimated fair value based on the proceeds expected to be received per the asset purchase agreement less the estimated costs to sell. As a result, in the fourth quarter of 2012 we recorded an additional asset impairment charge of $11 million included in loss from discontinued operations, net of tax on our Consolidated Statement of Operations to write-down the long-lived assets of the Antioxidant business to their estimated fair value, of which $9 million relates to property, plant and equipment and $2 million related to intangible assets that are classified as non-current assets of discontinued operations on the Consolidated Balance Sheets.

        For the year ended December 31, 2011, we recorded an impairment charge of $3 million related to intangible assets of the Chemtura AgroSolutions reporting unit with no future use. Additionally, there was a $1 million impairment charge related to property, plant and equipment of the El Dorado, Arkansas facility reorganization initiative.

        During the first half of 2010, we recorded an impairment charge of $3 million, which was included in earnings from discontinued operations, net of tax in our Consolidated Statements of Operations, primarily related to further reducing the carrying value of property, plant and equipment of our PVC additives business, formerly a component of the Industrial Engineered Products reporting segment, to reflect the revised estimated fair value of the assets. The decrease in fair value is the result of the definitive agreement entered into with counterparties in December 2009 for the sale of our PVC additives business.

        During the fourth quarter of 2010, we recorded an impairment charge of $57 million to reduce the carrying value of goodwill in our Chemtura AgroSolutions segment. During the annual impairment

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3) RESTRUCTURING AND ASSET IMPAIRMENT ACTIVITIES (Continued)

review as of July 31, 2010, we identified risks inherent in our Chemtura AgroSolutions reporting unit's forecast given its recent performance was below expectations. At the end of the fourth quarter of 2010, this reporting unit's performance had significantly fallen below expectations for several consecutive quarters. We concluded that it was appropriate to perform a goodwill impairment review as of December 31, 2010. We used revised forecasts to compute the estimated fair value of this reporting unit. These projections indicated that the estimated fair value of the Chemtura AgroSolutions reporting unit was less than the carrying value. Based upon our preliminary step 2 analysis, an estimated goodwill impairment charge of $57 million was recorded (representing the remaining goodwill of this reporting unit). Due to the complexities of the analysis, which involves an allocation of the fair value, we finalized our step 2 analysis and goodwill impairment charge in the first quarter of 2011. The analysis supported our 2010 conclusion that the goodwill was fully impaired.

4) SALE OF ACCOUNTS RECEIVABLE

        On October 26, 2011, certain of our European subsidiaries (the "Sellers") entered into a trade receivables financing facility (the "A/R Financing Facility") with GE Factofrance SAS as purchaser (the "Purchaser"). Pursuant to the A/R Financing Facility, and subject to certain conditions stated therein, the Purchaser has agreed to purchase from the Sellers, on a revolving basis, certain trade receivables up to a maximum amount outstanding at any time of €68 million (approximately $90 million). The A/R Financing Facility is uncommitted and has an indefinite term. Since availability under the A/R Financing Facility is expected to vary depending on the value of the Seller's eligible trade receivables, the Sellers' availability under the A/R Financing Facility may increase or decrease from time to time. The monthly financing fee on the drawn portion of the A/R Financing Facility is the applicable Base Rate plus 1.50%. In addition, the A/R Financing Facility is subject to a minimum commission on the annual volume of transferred receivables. Cost associated with this facility of $3 million for the year ended December 31, 2012 is included in interest expense in our Consolidated Statement of Operations. We had no outstanding borrowings under the A/R Financing Facility for the periods ending December 31, 2012 and December 31, 2011. We utilized this facility during 2012, however, in December 31, 2012 we agreed with the Purchaser to suspend the facility in light of internal plans to change which of our European entities invoice sales to customers.

        We retain servicing rights and a retained interest in the financed receivables. We classify outstanding trade receivables financed as a secured borrowings in our Consolidated Balance Sheet.

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

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

5) INVENTORIES

(In millions)	2012	2011
Finished goods	$320	$296
Work in process	33	39
Raw materials and supplies	115	120

	$468	$455

        Included in the above net inventory balances are inventory obsolescence reserves of approximately $17 million and $15 million at December 31, 2012 and 2011, respectively.

6) PROPERTY, PLANT AND EQUIPMENT

(In millions)	2012	2011
Land and improvements	$72	$76
Buildings and improvements	223	209
Machinery and equipment	1,221	1,106
Information systems and equipment	189	173
Furniture, fixtures and other	30	30
Construction in progress	111	120

	1,846	1,714
Less: accumulated depreciation	1,127	1,045

	$719	$669

        Depreciation expense from continuing operations amounted to $90 million, $90 million and $126 million for 2012, 2011 and 2010, respectively. Depreciation expense from continuing operations includes accelerated depreciation of certain fixed assets associated with our restructuring programs of $2 million and $30 million for 2011 and 2010, respectively.

7) GOODWILL AND INTANGIBLE ASSETS

Goodwill

        Goodwill by reportable segment is as follows:

	Industrial Performance Products
(In millions)	Gross Goodwill	Accumulated Impairments	Net Goodwill
Balance at December 31, 2010	$265	$(90)	$175
Foreign currency translation	(1)	—	(1)

Balance at December 31, 2011	264	(90)	174
Foreign currency translation	3	—	3

Balance at December 31, 2012	$267	$(90)	$177

        We have elected to perform our annual goodwill impairment procedures for all of our reporting units in accordance with ASC Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7) GOODWILL AND INTANGIBLE ASSETS (Continued)

("ASC 350-20") as of July 31, or sooner, if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below the carrying value. We estimate the fair value of our reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods (Level 3 inputs as described in Note 16—Financial Instruments and Fair Value Measurements). The assessment is required to be performed in two steps: step one to test for a potential impairment of goodwill and, if potential impairments are identified, step two to measure the impairment loss through a full fair valuing of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.

        We continually monitor and evaluate business and competitive conditions that affect our operations and reflects the impact of these factors in our financial projections. If permanent or sustained changes in business or, competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

        We concluded that no goodwill impairment existed in any of our reporting units based on the annual reviews as of July 31, 2012 and 2011. However during the annual review as of July 31, 2010, we identified risks inherent in Chemtura AgroSolutions reporting unit's forecast given the recent performance of this reporting unit which was below expectations. At the end of the fourth quarter of 2010, this reporting unit's performance had significantly fallen below expectations for several consecutive quarters. We concluded that it was appropriate to perform a goodwill impairment review as of December 31, 2010. We used revised forecasts to compute the estimated fair value of this reporting unit. These projections indicated that the estimated fair value of the Chemtura AgroSolutions reporting unit was less than the carrying value. Based upon our preliminary step 2 analysis, an estimated goodwill impairment charge of $57 million was recorded, representing the remaining goodwill of this reporting unit. Due to the complexities of the analysis, which involved an allocation of the fair value, we finalized our step 2 analysis and goodwill impairment charge in the first quarter of 2011. The analysis supported our 2010 conclusion that the goodwill was fully impaired.

Intangible Assets

        Our intangible assets (excluding goodwill) are comprised of the following:

	2012			2011
(In millions)	Gross Value	Accumulated Amortization	Net Intangibles	Gross Value	Accumulated Amortization	Net Intangibles
Patents	$110	$(66)	$44	$102	$(55)	$47
Trademarks	238	(68)	170	236	(60)	176
Customer relationships	130	(42)	88	129	(36)	93
Production rights	46	(32)	14	46	(28)	18
Other	74	(42)	32	67	(38)	29

Total	$598	$(250)	$348	$580	$(217)	$363

        The increase in gross intangible assets since December 31, 2011 is due to additions of $13 million and foreign currency translation of $5 million.

        Amortization expense from continuing operations related to intangible assets amounted to $30 million in 2012, $33 million in 2011 and $32 million in 2010. Estimated amortization expense of

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7) GOODWILL AND INTANGIBLE ASSETS (Continued)

intangible assets for the next five fiscal years is as follows: $30 million (2013), $28 million (2014), $25 million (2015) $18 million (2016) and $18 million (2017).

8) DEBT

        Our debt is comprised of the following:

(In millions)	2012	2011
7.875% Senior Notes due 2018, net of unamortized discount of $3 million in 2012 and 2011 with an effective interest rate of 8.19% in 2012 and 8.17% in 2011	$452	$452
Term Loan due 2016, net of unamortized discount of $2 million in 2012 and 2011 with an effective interest rate of 5.70% in 2012 and 5.79% in 2011	418	293
Other borrowings	6	7

Total Debt	876	752
Less: Short-term borrowings	(3)	(4)
Less: Current portion of Term Loan	(2)	—

Total Long-Term Debt	$871	$748

Financing Facilities

        On August 27, 2010, we completed a private placement offering under Securities and Exchange Commission ("SEC") Rule 144A of $455 million aggregate principal amount of 7.875% senior notes due 2018 (the "Senior Notes") at an issue price of 99.269% in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933. We also entered into a senior secured term facility credit agreement due 2016 (the "Term Loan") with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%. The Term Loan permits us to increase the size of the facility by up to $125 million. On October 31, 2012, we exercised the accordion feature of our Term Loan and borrowed the additional $125 million for the purpose of funding potential investment opportunities and for general corporate purposes. Accordingly, we recognized a $1 million charge for the year ended December 31, 2012 for loss on early extinguishment of debt resulting from the write-off of deferred financing costs and miscellaneous fees. An additional $1 million in arranger fees were written-off to interest expense for the year end December 31, 2012. On November 10, 2010, we entered into a five year senior secured revolving credit facility available through 2015 (the "ABL Facility") with Bank of America, N.A., as administrative agent and the other lenders party thereto for an amount up to $275 million, subject to availability under a borrowing base (with a $125 million letter of credit sub-facility). The ABL Facility permits us to increase the size of the facility by up to $125 million subject to obtaining lender commitments to provide such increase.

  Senior Notes

        At any time prior to September 1, 2014, we may redeem some or all of the Senior Notes at a redemption price equal to 100% of the principal amount thereof plus a make-whole premium (as

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8) DEBT (Continued)

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

        Our Senior Notes contain covenants that limit our ability to enter into certain transactions, such as incurring additional indebtedness, creating liens, paying dividends, and entering into dispositions and joint ventures. As of December 31, 2012, we were in compliance with the covenant requirements of the Senior Notes.

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

  Term Loan

        Borrowings under the Term Loan (due in 2016) bear interest at a rate per annum equal to, at our election, (i) 3.0% plus the Base Rate (defined as the higher of (a) the Federal Funds rate plus 0.5%; (b) Bank of America's published prime rate; and (c) the Eurodollar Rate plus 1%) or (ii) 4.0% plus the Eurodollar Rate (defined as the higher of (a) 1.5% and (b) the current LIBOR adjusted for reserve requirements).

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

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8) DEBT (Continued)

        The Term Loan contains covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures.

        Additionally, the Term Loan requires that we meet certain financial maintenance covenants including a maximum Secured Leverage Ratio (as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0. Additionally, the Term Loan contains a covenant related to the repayment of excess cash (as defined in the agreement). As of December 31, 2012, we have met the criteria to require a payment of $2 million on the Term Loan. The payment will be funded through cash and is due in April 2013. As of December 31, 2012, we were in compliance with the covenant requirements of the Term Loan.

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

  ABL Facility

        The revolving loans under the ABL Facility (available through 2015) will bear interest at a rate per annum which, at our option, can be either: (a) a base rate (the highest of (i) Bank of America, N.A.'s "prime rate," (ii) the Federal Funds Effective Rate plus 0.5% and (iii) the one-month LIBOR plus 1.00%) plus a margin of between 2.25% and 1.75% based on the average excess availability under the ABL Facility for the preceding quarter; or (b) the current reserve adjusted LIBOR plus a margin of between 3.25% and 2.75% based on the average excess availability under the ABL Facility for the preceding quarter.

        Our obligations (and the obligations of the other borrowing subsidiaries) under the ABL Facility are guaranteed on a secured basis by all the guarantors (as defined in the agreement) that are not borrowers, and by certain of our future direct and indirect domestic subsidiaries. The obligations and guarantees under the ABL Facility will be secured by (i) a first-priority security interest in the borrowers' and the guarantors' existing and future inventory and accounts receivable, together with general intangibles relating to inventory and accounts receivable, contract rights under agreements relating to inventory and accounts receivable, documents relating to inventory, supporting obligations and letter-of-credit rights relating to inventory and accounts receivable, instruments evidencing payment for inventory and accounts receivable; money, cash, cash equivalents, securities and other property held by the Administrative Agent or any lender under the ABL Facility; deposit accounts, credits and balances with any financial institution with which any borrower or any guarantor maintains deposits and which contain proceeds of, or collections on, inventory and accounts receivable; books, records and

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8) DEBT (Continued)

other property related to or referring to any of the foregoing and proceeds of any of the foregoing (the "Senior Asset Based Priority Collateral"); and (ii) a second-priority security interest in substantially all of the borrowers' and the guarantors' other assets, including (a) 100% of the capital stock of borrowers' and the guarantors' direct domestic subsidiaries held by the borrowers and the guarantors and 100% of the non-voting capital stock of the borrowers' and the guarantors' direct foreign subsidiaries held by the borrowers and the guarantors, and (b) 65% of the voting capital stock of the borrowers' and the guarantors' direct foreign subsidiaries (to the extent held by the borrowers and the guarantors), in each case subject to certain exceptions set forth in the ABL Facility agreement and the related loan documentation.

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

        The ABL Facility agreement contains certain affirmative and negative covenants (applicable to us, the other borrowing subsidiaries, the guarantors and their respective subsidiaries), including, without limitation, covenants requiring financial reporting and notices of certain events, and covenants imposing limitations on incurrence of indebtedness and guarantees; liens; loans and investments; asset dispositions; dividends, redemptions, and repurchases of stock and prepayments, redemptions and repurchases of certain indebtedness; mergers, consolidations, acquisitions, joint ventures or creation of subsidiaries; material changes in business; transactions with affiliates; restrictions on distributions from subsidiaries and granting of negative pledges; changes in accounting and reporting; sale leasebacks; and speculative transactions, and a springing financial covenant requiring a minimum trailing 12-month fixed charge coverage ratio (as defined in the agreement) of 1.1 to 1.0 at all times during any period from the date when the amount available for borrowings under the ABL Facility falls below the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments to the date such available amount has been equal to or greater than the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments for 45 consecutive days. As of December 31, 2012, we were in compliance with the covenant requirements of the ABL Facility.

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

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8) DEBT (Continued)

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

        At December 31, 2012 and 2011, we had no borrowings under the ABL Facility, but we had $14 million and $15 million at December 31, 2012 and 2011, respectively, of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility. At December 31, 2012 and 2011, we had approximately $199 million and $201 million, respectively, of undrawn availability under the ABL Facility.

Maturities

        At December 31, 2012, the scheduled maturities of debt are as follows: 2013 - $5 million; 2014 - $0 million; 2015 - $0 million; 2016 - $418 million; 2017 - $0 million and thereafter $455 million.

Debtor-in-Possession Credit Facility

        On March 18, 2009, in connection with the Chapter 11 filing, we entered into a $400 million senior secured super-priority debtor-in-possession DIP Credit Facility (the "DIP Credit Facility") arranged by Citigroup Global Markets Inc. with Citibank, N.A. as administrative agent, subject to approval by the Bankruptcy Court. On March 20, 2009, the Bankruptcy Court entered an interim order approving the Debtors' access to $190 million of the DIP Credit Facility in the form of a $165 million term loan and a $25 million revolving credit facility. The DIP Credit Facility closed on March 23, 2009 with the drawing of the $165 million term loan. The initial proceeds were used to fund the termination of the U.S. accounts receivable facility, pay fees and expenses associated with the transaction and fund business operations. On April 29, 2009, the Bankruptcy Court entered a final order providing full access to the $400 million DIP Credit Facility.

        On February 9, 2010, the Bankruptcy Court gave interim approval of the Amended and Restated Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the "Amended DIP Credit Facility") by and among the Debtors, Citibank N.A. and the other lenders party thereto (collectively the "Loan Syndicate"). The Amended DIP Credit Facility replaced the DIP Credit Facility. The Amended DIP Credit Facility provided for a first priority and priming secured revolving and term loan credit commitment of up to an aggregate of $450 million comprising a $300 million term loan and a $150 million revolving credit facility. The Amended DIP Credit Facility was scheduled to mature on the earliest of 364 days after the closing, the effective date of a plan of reorganization or the date of termination in whole of the Commitments (as defined in the credit agreement governing the Amended DIP Credit Facility). The proceeds of the term loan under the Amended DIP Credit Facility were used

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8) DEBT (Continued)

to, among other things, refinance the obligations outstanding under the previous DIP Credit Facility and provide working capital for general corporate purposes. The Amended DIP Credit Facility provided a reduction in our financing costs through reductions in interest spread and avoidance of the extension fees payable under the DIP Credit Facility in February and May 2010. The Amended DIP Credit Facility closed on February 12, 2010 with the drawing of the $300 million term loan. On February 9, 2010, the Bankruptcy Court entered an order approving full access to the Amended DIP Credit Facility, which order became final by its terms on February 18, 2010.

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

        Certain fees were payable to the lenders upon the reduction or termination of the commitment and upon the substantial consummation of a plan of reorganization as described more fully in the DIP Credit Facility including an exit fee payable to the Lenders of 2% of "roll-up" commitments and 3% of all other commitments. These fees, which amounted to $11 million, were paid upon the funding of the term loan under the Amended DIP Credit Facility.

        The Amended DIP Credit Facility was paid in full and terminated on the Effective Date.

Pre-Petition Debt Obligations

        The Chapter 11 filing constituted an event of default under, or otherwise triggered repayment obligations with respect to, several of the debt instruments and agreements relating to direct and indirect financial obligations of the Debtors as of the Petition Date (collectively "Pre-petition Debt"). As a result, all obligations under the Pre-petition Debt became automatically and immediately due and payable. During the pendency of the Chapter 11 cases, efforts to enforce the payment obligations under the Pre-petition Debt were stayed. Further, interest accruals and payments for the unsecured Pre-petition Debt were ceased as of the Petition Date. As a result of the estimated claim recoveries reflected in the Plan filed during the second quarter of 2010, we determined that it was probable that obligations for interest on unsecured claims would ultimately be paid. As such, interest that had not previously been recorded since the Petition Date was recorded in the second quarter of 2010. The amount of post-petition interest recorded during the year ended December 31, 2010 was $137 million which represents the cumulative amount of interest for unsecured claims (including unsecured debt) accruing from the Petition Date through the Effective Date.

        As of November 3, 2010, our Plan confirmation date, we recorded the allowed claims for our "make-whole" settlement on the $500 million of 6.875% Notes Due 2016 ("2016 Notes") and our "no-call" settlement on the $150 million 6.875% Debentures due 2026 ("2026 Debentures"). We recorded these claims in 2010 in the amount of $70 million within loss on early extinguishment of debt in our Consolidated Statements of Operations.

        As of December 31, 2010, all claims relating to Pre-petition Debt have been settled and paid in accordance with the provisions of the Plan.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

9) LEASES

        At December 31, 2012, minimum rental commitments, primarily for buildings, land and equipment under non-cancelable operating leases, net of sublease income, amounted to $14 million (2013), $11 million (2014), $10 million (2015), $7 million (2016), $6 million (2017), $19 million (2018 and thereafter) and $67 million in the aggregate. Sublease income is not significant in future periods. Rental expenses under operating leases, net of sublease income were $27 million (2012), $25 million (2011) and $24 million (2010). Sublease income was less than $1 million in 2012, 2011 and 2010.

        Future minimum lease payments under capital leases at December 31, 2012 were not significant.

        Real estate taxes, insurance and maintenance expenses are generally our obligations and, accordingly, were not included as part of rental payments. It is expected that in the normal course of business, leases that expire will be renewed or replaced by similar leases.

10) INCOME TAXES

        The components of earnings (loss) from continuing operations before income taxes and the income tax expense (benefit) are as follows:

(In millions)	2012	2011	2010
Pre-tax Earnings (Loss) from Continuing Operations:
Domestic	$52	$10	$(636)
Foreign	110	104	68

	$162	$114	$(568)

Income Tax Expense (Benefit)
Domestic
Current	$—	$1	$(26)
Deferred	—	3	31

	—	4	5
Foreign
Current	25	25	11
Deferred	3	(9)	3

	28	16	14
Total
Current	25	26	(15)
Deferred	3	(6)	34

	$28	$20	$19

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10) INCOME TAXES (Continued)

        The expense (benefit) for income taxes from continuing operations differs from the Federal statutory rate for the following reasons:

(In millions)	2012	2011	2010
Income tax expense (benefit) at the U.S. statutory rate	$56	$40	$(199)
Antitrust legal settlements	—	—	(2)
Foreign rate differential	(4)	(21)	—
State income taxes, net of federal benefit	—	—	1
Tax audit settlements	—	—	(13)
Valuation allowances	(34)	(18)	307
U.S. tax on foreign earnings	28	28	(135)
Nondeductible reorganizational expenses	1	3	23
Nondeductible expenses, other	2	1	1
Nondeductible stock compensation	1	1	14
Depletion	(3)	(2)	(5)
Post-petition interest expense	—	—	22
Goodwill	—	—	19
Income tax credits	(18)	(14)	(9)
Taxes attributable to prior periods	(1)	2	(4)
Other, net	—	—	(1)

Income tax expense	$28	$20	$19

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10) INCOME TAXES (Continued)

        Deferred taxes are recorded based on differences between the book and tax basis of assets and liabilities using currently enacted tax rates and regulations. The components of the deferred tax assets and liabilities are as follows:

(In millions)	2012	2011
Deferred tax assets:
Pension and other post-retirement liabilities	$151	$177
Net operating loss carryforwards	389	422
Other accruals	27	44
Tax credit carryforwards	99	82
Accruals for environmental remediation	25	26
Inventories and other	26	29
Financial instruments	2	5

Total deferred tax assets	719	785
Valuation allowance	(591)	(695)

Net deferred tax assets after valuation allowance	128	90

Deferred tax liabilities:
Unremitted foreign earnings of subsidiaries	(18)	(7)
Property, plant and equipment	(87)	(81)
Intangibles	(35)	(33)
Other	(12)	—

Total deferred tax liabilities	(152)	(121)

Net deferred tax liability after valuation allowance	$(24)	$(31)

        Net current and non-current deferred taxes from each tax jurisdiction are included in the following accounts:

(In millions)	2012	2011
Net current deferred taxes
Other current assets	$6	$6
Other current liabilities	(13)	(10)
Net non-current deferred taxes
Other assets	25	20
Other liabilities	(42)	(47)

        We had valuation allowances related to U.S. operations of $568 million, $652 million and $652 million at December 31, 2012, 2011 and 2010, respectively. We had valuation allowances related to foreign operations of $23 million, $43 million and $45 million at December 31, 2012, 2011 and 2010, respectively. A valuation allowance has been provided for deferred tax assets where it is more likely than not these assets will expire before we are able to realize their benefit. Of the $104 million reduction in the total valuation allowance during 2012, $114 million was recorded to the income tax benefit in our Consolidated Statements of Operations and $10 million was recorded to other comprehensive loss in our Consolidated Balance Sheet. During 2012, due to a re-characterization of certain foreign subsidiaries for U.S. income tax purposes, the value of certain deferred tax assets and

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10) INCOME TAXES (Continued)

associated valuation allowances were both decreased by $48 million. The amount of these decreases offset and therefore, no net change to income tax expense from continuing operations was recognized. Of the $2 million change in the total valuation allowance during 2011, $16 million was recorded to the income tax benefit in our Consolidated Statements of Operations and $14 million was recorded to other comprehensive loss in our Consolidated Balance Sheet. This valuation allowance will be maintained until it is more likely than not that remaining deferred assets will be realized. When this occurs, our income tax expense will be reduced by a decrease in our valuation allowance, which could have a significant impact on our future earnings.

        The components of our gross net operating loss ("NOL") are as follows:

(In millions)	2012	2011
Federal NOL	$972	$1,057
State NOL	$1,165	$1,237
Foreign NOL	$109	$82

        State and foreign NOL and credits expire 2013-2031, federal credits expire 2013-2032 and federal NOL expire 2024-2031. As a result of our emergence from Chapter 11 Bankruptcy in 2010, we will be subject to annual federal NOL limitations under Internal Revenue Code ("IRC") Section 382 in the future. Our federal NOL annual limitation will be in the range of $59 million to $77 million starting in 2012 and beyond. At December 31, 2012, we had federal and state tax credit carryforwards of $96 million and $3 million, respectively. At December 31, 2011, we had federal and state tax credit carryforwards of $79 million and $3 million, respectively.

        We anticipate that we will repatriate the undistributed earnings of certain foreign subsidiaries. For the year ended December 31, 2012, we increased by $8 million the amount of the net deferred tax liability we provide for the U.S. tax consequences of these repatriations. In 2012, this increase has been offset by an equal reduction in the valuation allowance related to U.S. deferred tax assets, and, as such, had no net effect on tax expense recognized in our Consolidated Statements of Operations. We consider undistributed earnings of all other foreign subsidiaries to be indefinitely invested in their operations. At December 31, 2012, such undistributed earnings deemed to be indefinitely reinvested in foreign operations amounted to $779 million.

        We also have not recognized a deferred tax liability for the difference between the book basis and tax basis of investments in the common stock of foreign subsidiaries. Such differences relate primarily to the unremitted earnings of both Witco's and Great Lakes' foreign subsidiaries prior to their mergers with us. The basis difference in subsidiaries of Witco, acquired on September 1, 1999, is approximately $218 million and the basis difference in subsidiaries of Great Lakes, acquired on July 1, 2005, is approximately $62 million. Estimating the tax liability that would arise if these earnings were repatriated is not practicable at this time.

        During the year ended December 31, 2012, we recorded a decrease to our liability for unrecognized tax benefits of approximately $5 million. This decrease was primarily related to settlements of tax audits in various foreign jurisdictions. During the year ended December 31, 2011, we recorded an increase to our liability for unrecognized tax benefits of approximately $5 million. This increase was primarily related to a foreign tax matter dating back to the 1990s. In accordance with

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10) INCOME TAXES (Continued)

ASC 740, we recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

        The beginning and ending amount of unrecognized tax benefits reconciles as follows:

(In millions)	2012	2011	2010
Balance at January 1	$46	$41	$76
Gross increases for tax positions taken during current year	—	1	—
Gross increases for tax positions taken during a prior period	3	13	3
Gross decreases for tax positions taken during a prior period	(1)	(5)	(10)
Decreases from the expiration of the statute of limitations	—	(1)	—
Settlements / payments	(10)	(1)	(29)
Foreign currency impact	3	(2)	1

Balance at December 31	$41	$46	$41

        We recognized $1 million of interest expense, $1 million of interest expense and $1 million of interest income related to unrecognized tax benefits within tax expense in our Consolidated Statements of Operations in 2012, 2011 and 2010, respectively. We also recognized, in our Consolidated Balance Sheets at December 31, 2012 and 2011, a total amount of $13 million and $12 million of interest, respectively, related to unrecognized tax benefits. We file income tax returns in the U.S., various U.S. states and certain foreign jurisdictions. We have completed our federal examination through December 31, 2009. The tax years 2010-2011 are currently under examination.

        Foreign and United States jurisdictions have statutes of limitations generally ranging from 3 to 5 years. We have a number of state, local and foreign examinations currently in process. Major foreign exams in process include Canada, Germany and Italy.

        We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $3 million within the next year. This reduction may occur due to the statute of limitations expirations or conclusion of examinations by tax authorities. We further expect that the amount of unrecognized tax benefits will continue to change as a result of ongoing operations, the outcomes of audits, and the expiration of the statute of limitations. This change is not expected to have a significant impact on our results of operations or financial condition.

11) CAPITAL STOCK AND EARNINGS (LOSS) PER COMMON SHARE

Capital Stock

  New Shares

        Pursuant to the Plan, all shares, including shares held in treasury, of our common stock outstanding prior to the Effective Date were canceled. On November 8, 2010, the NYSE approved for listing 111 million shares of common shares in the capital of the reorganized company authorized pursuant to the Plan, ("the New Common Stock"), as, comprising: (i) approximately 95.5 million shares of New Common Stock to be issued under the Plan; (ii) approximately 4.5 million shares of New Common Stock reserved for future issuances under the Plan as disputed claims are settled; and (iii) 11 million shares of New Common Stock reserved for issuance under our equity compensation plans.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11) CAPITAL STOCK AND EARNINGS (LOSS) PER COMMON SHARE (Continued)

        As of December 31, 2012, all reserved shares of New Common Stock were issued to either settle disputed claims or to holders of previously issued Chemtura stock ("Holders of Interests").

        We are authorized to issue 500 million shares of $0.01 par value common stock. There were 100.4 million shares issued, of which 2.4 million were held in treasury at December 31, 2012 and there were 98.3 million shares issued, of which 2.0 million were held in treasury at December 31, 2011. We are authorized to issue 0.3 million shares of $0.01 par value preferred stock, none of which are outstanding.

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

  Treasury Stock

        On October 18, 2011, we announced that our Board of Directors (the "Board") had authorized us to repurchase up to $50 million of our common stock over the next twelve months. On July 31, 2012, our Board authorized an increase in our share repurchase program from $50 million to up to $100 million and extended the program through November 2013. The shares are expected to be repurchased from time to time through open market purchases. The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board's discretion. The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). During the year ended December 31, 2012, we purchased 1.4 million shares for $20 million. As of December 31, 2012, we had purchased 3.4 million shares for $41 million.

Earnings (Loss) per Common Share

        A portion of the 100 million (which excludes shares reserved for equity compensation plans) newly authorized common shares were immediately distributed, and the remainder was reserved for distribution to holders of certain disputed claims that, although unresolved as of the Effective Date, later become allowed. To the extent that any of the reserved shares remain undistributed upon resolution of the disputed claims, such shares will not be returned to us but rather were distributed pro rata to claimants with allowed claims or to holders of our previously outstanding common stock to increase their recovery under the Plan. Therefore, pursuant to the Plan, all 100 million shares ultimately were distributed. Accordingly, all conditions of distribution had been met for these reserved shares as of the Effective Date, and such shares are considered issued and are included in our calculation of weighted average shares outstanding.

        The computation of basic earnings (loss) per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings (loss) per common share

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11) CAPITAL STOCK AND EARNINGS (LOSS) PER COMMON SHARE (Continued)

is based on the weighted average number of common and common share equivalents outstanding. For the year ended December 31, 2010, the computation of diluted earnings (loss) per share equals the basic earnings (loss) per common share calculation since common stock equivalents were antidilutive due to losses from continuing operations.

        The following is a reconciliation of the shares used in the computation of earnings (loss) per share:

	Year ended
(In millions)	2012	2011	2010
Weighted average shares outstanding—Basic	98.2	100.1	223.0
Dilutive effect of common share equivalents	0.6	0.2	—

Weighted average shares outstanding—Diluted	98.8	100.3	223.0

        The weighted average shares outstanding for 2010 were based upon 243 million of old shares outstanding for approximately 10 months and approximately 100 million of new shares outstanding for approximately 2 months. Although EPS information for the year ended December 31, 2010, is presented, it is not comparable to the information presented for the years ended December 31, 2012 and 2011, due to the changes in our capital structure on the Effective Date.

12) ACCUMULATED OTHER COMPREHENSIVE LOSS

        The components of accumulated other comprehensive loss ("AOCL"), net of tax at December 31, 2012 and 2011 is as follows:

(In millions)	2012	2011
Foreign currency translation adjustment	$47	$53
Unrecognized pension and other post retirement benefit costs	(475)	(399)

Accumulated other comprehensive loss	$(428)	$(346)

13) STOCK INCENTIVE PLANS

        We utilize various employee stock-based compensation plans. Awards under these plans are granted to eligible officers, management employees and non-employee directors. Awards may be made in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and/or restricted stock units ("RSUs"). Under the plans, we issue additional shares of common stock upon the exercise of stock options or the vesting of RSUs.

Description of the Plans

        In 2010, we adopted the Chemtura Corporation 2010 Long-Term Incentive Plan (the "2010 LTIP") which was approved by the Bankruptcy Court and became effective upon our emergence from Chapter 11. All stock-based compensation plans existing prior to the Effective Date were terminated and any unvested or unexercised shares associated with these plans were cancelled. We recognized all previously unrecognized compensation expense of $1 million to reorganization items, net in 2010 upon the cancellation of the existing plans. The 2010 LTIP provides for grants of nonqualified stock options ("NQO's"), incentive stock options ("ISO's"), stock appreciation rights, dividend equivalent rights,

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13) STOCK INCENTIVE PLANS (Continued)

stock units, bonus stock, performance awards, share awards, restricted stock, time-based RSU's and performance-based RSUs. The 2010 LTIP provides for the issuance of a maximum of 11 million shares. NQOs and ISOs may be granted under the 2010 LTIP at prices equal to the fair market value of the underlying common shares on the date of the grant. All outstanding stock options will expire not more than ten years from the date of the grant. As of December 31, 2012, grants authorized under the 2010 LTIP included the 2009 Emergence Incentive Plan (the "2009 EIP"), the 2010 Emergence Incentive Plan (the "2010 EIP"), the 2010 Emergence Award Plan (the "2010 EAP"), the 2011 long-term incentive awards (the "2011 Awards") and the 2012 long-term incentive awards (the "2012 Awards), as well as other grants made to the Board of Directors under the Director Compensation Program. All grants of NQOs have an exercise price equal to the fair market value of the underlying common stock at the date of grant.

        During the year ended December 31, 2012 and 2011, we had 5.3 million and 6.3 million shares available for grant respectively.

        Total stock-based compensation expense, including amounts for RSUs and stock options, was $24 million, $26 million and $10 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        In 2012, stock-based compensation expense of $20 million, $3 million and $1 million was reported in SG&A, COGS and loss from discontinued operations, net of tax, respectively. In 2011, stock-based compensation expense of $21 million, $4 million and $1 million was reported in SG&A, COGS and earnings from discontinued operations, net of tax, respectively. In 2010, stock-based compensation expense of $8 million, $1 million, and $1 million was reported in SG&A, COGS and reorganization items, net.

        In 2012 and 2011, approximately 30% of the stock-based compensation expense was allocated to our operating segments. In 2010, 25% of the stock-based compensation expense was allocated to our operating segments. All other stock-based compensation expense has been allocated to Corporate.

Stock Options

        In March 2012, the compensation committee of our Board (the "Compensation Committee") approved the grant of 0.8 million NQOs under the 2012 Awards. These options vest ratably over a three-year period.

        In March 2011, under the 2010 EIP, we granted 0.8 million NQOs. One third vested immediately, one third vested on March 31, 2012 and one third vests on March 31, 2013.

        In March 2011, the Compensation Committee approved the grant of 1.4 million NQOs under the 2011 Awards. These options will vest ratably over a three-year period.

        In November 2010, we granted 0.8 million NQOs under the 2009 EIP. One third of the options vested immediately upon emergence from Chapter 11, one third vested on March 31, 2011 and one third vested on March 31, 2012.

        We use the Black-Scholes option-pricing model to determine the fair value of NQOs. We have elected to recognize compensation cost for NQOs equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted. Using this method, the weighted average fair value of stock options granted during the years ended December 31, 2012, December 31, 2011 and

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13) STOCK INCENTIVE PLANS (Continued)

December 31, 2010 was $8.15, $8.39 and $7.73, respectively. The Black-Scholes option-pricing model requires the use of various assumptions.

        The following table presents the weighted average assumptions used:

	Year Ended December 31,
	2012	2011	2010
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	56.7%	53.8%	56.0%
Risk-free interest rate	1.2%	2.5%	1.3%
Expected life (in years)	6	6	5

        The weighted average expected life of six years for the 2012 and 2011 grants and five years for the 2010 grants reflects the simplified method, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. We continue to use the simplified method because there is insufficient data to develop a justifiable expected term. Expected volatility for the 2012 and 2011 awards of NQOs is based primarily on a combination of the historical volatility prior to our entering into Chapter 11 and historical volatility since emergence from Chapter 11. Expected volatility for the 2010 option grants is based primarily on the historical volatility over the five year period prior to our entering into Chapter 11.

        A summary of our stock option activities for 2012, 2011 and 2010 is summarized as follows:

				Weighted Average Remaining Contractual Life
	Price Per Share				Aggregate Intrinsic Value (in millions)
			Shares (in millions)
	Range	Average
Outstanding at 1/1/10	1.50 - 15.89	$9.52	6.4
Cancelled	1.50 - 15.89	9.52	(6.4)
Granted	15.50	15.50	0.8

Outstanding at 12/31/10	15.50	15.50	0.8	9.8	$—
Granted	16.03	16.03	2.2
Lapsed	15.50 - 16.03	15.91	(0.2)

Outstanding at 12/31/11	15.50 - 16.03	15.90	2.8	9.1	—
Granted	14.27 - 21.15	15.39	0.8
Exercised	15.50 - 16.03	15.77	(0.3)
Lapsed	15.38 - 16.03	15.76	(0.2)

Outstanding at 12/31/12	15.38 - 21.15	$15.79	3.1	8.3	$17

Exercisable at 12/31/10	15.50	$15.50	0.3
Exercisable at 12/31/11	15.50 - 16.03	$15.68	0.7
Exercisable at 12/31/12	15.50 - 16.03	$15.81	1.3	7.9	$7

        Total remaining unrecognized compensation cost associated with unvested stock options at December 31, 2012 was $5 million, which will be recognized over the weighted average period of approximately 2 years.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13) STOCK INCENTIVE PLANS (Continued)

Restricted Stock Awards

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

        In March 2011, we established the initial allocations under the 2010 EAP, which was previously approved by the Bankruptcy Court and provided designated participants with the opportunity to share in a pool of up to 1 million fully vested shares of common stock. The portion of the 2010 EAP pool to be distributed was determined by Chemtura's consolidated EBITDA during the 2011 fiscal year. In March 2012, the compensation committee approved the allocation of specified percentage interests in the 2010 EAP pool among designated participants, including our named executive officers. Under the formula approved by the Bankruptcy Court, our 2011 consolidated EBITDA resulted in a payout of 57% of the total 2010 EAP pool of 1 million, or 0.6 million, which were distributed to the participants in March 2012.

        In February 2011, the Compensation Committee approved the grant of 0.1 million time-based RSU's to non-employee directors with a fair market value of the quoted closing price of our stock on that date. These RSU's will vest ratably over a two-year period.

        In November 2010, we granted under the EIP Settlement Plan 0.4 million time-based RSU's relating to the 2009 EIP with a fair market value of the quoted closing price of our stock on that date. One third vested immediately, one third vested on March 31, 2011 and one third vested on March 31, 2012.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13) STOCK INCENTIVE PLANS (Continued)

        RSUs award activity for 2012, 2011 and 2010 is as follows:

	Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value (in millions)
Unvested RSU awards, January 1, 2010	1.2	$9.51
Canceled	(1.2)	9.51
Granted	0.4	15.50
Vested	(0.1)	15.50	2

Unvested RSU awards, December 31, 2010	0.3	15.50	5
Cancelled	(0.1)	15.97
Granted	1.0	16.00
Vested	(0.3)	15.74	5

Unvested RSU awards, December 31, 2011	0.9	15.91	10
Cancelled	(0.1)	18.04
Granted	1.5	17.72
Vested	(1.0)	15.93	17

Unvested RSU awards, December 31, 2012	1.3	$17.85	$27

        Total remaining unrecognized compensation expense associated with unvested RSUs at December 31, 2012 was $11 million, which will be recognized over the weighted average period of approximately 2 years.

Employee Stock Purchase Plan

        In May 2012, our shareholders approved the Chemtura Corporation 2012 Employee Stock Purchase Plan (the "ESPP"). This plan permits eligible employees to annually elect to have up to 10% of their compensation withheld and applied to the purchase of shares of Chemtura's common stock. Purchases are made at the end of quarterly offering periods and are based on the lower of the fair market value of the shares on the first and last trading days during the offering period. The first offering period was for the calendar quarter ending September 30, 2012. A total of 1 million shares are authorized to be issued under the ESPP, including up to 0.1 million shares per offering period and 0.3 million shares per plan year. As of December 31, 2012, approximately 0.9 million shares are available for future issuance under this plan.

Tax Benefits of Stock-Based Compensation Plans

        ASC 718 Stock Compensation requires the benefits of tax deductions in excess of grant-date fair value be presented in the cash flows from financing section of our Consolidated Statements of Cash Flows. We did not obtain any cash tax benefit associated with shares exercised during the year ended December 31, 2012 as we utilized net operating losses and 2011, as we generated tax net operating losses. Cash proceeds received from option exercises during 2012 and 2011 was $5 million and $1 million, respectively.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14) PENSION AND OTHER POST-RETIREMENT PLANS

        We have several defined benefit and defined contribution pension plans covering substantially all of our domestic employees and certain international employees. Benefits under the defined benefit plans are primarily based on the employees' years of service and compensation during employment. Effective January 1, 2006, we eliminated future earnings benefits to participants of our domestic defined benefit plans for non-bargained employees. All active non-bargained employees would subsequently earn benefits under defined contribution plans for all service incurred on or after January 1, 2006. Our funding policy for the defined benefit plans is based on contributions at the minimum annual amounts required by law plus such amounts as we may deem appropriate. Contributions for the defined contribution plans are determined as a percentage of the covered employee's salary. Plan assets consist of publicly traded securities and mutual funds and investments in commingled funds administered by independent investment advisors.

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

        On November 18, 2009, the Bankruptcy Court entered an order (the "2009 OPEB Order") approving, in part, our motion (the "2009 OPEB Motion") requesting authorization to modify certain post-retirement welfare benefits (the "OPEB Benefits") under our post-retirement welfare benefit plans (the "OPEB Plans"), including the OPEB Benefits of certain Uniroyal salaried retirees (the "Uniroyal Salaried Retirees"). On April 5, 2010, the Bankruptcy Court entered an order denying the Uniroyal Salaried Retirees' motion to reconsider the 2009 OPEB Order based, among other things, on the Uniroyal Salaried Retirees' failure to file a timely objection to the 2009 OPEB Motion. On April 8, 2010, the Uniroyal Salaried Retirees appealed the Bankruptcy Court's April 5, 2010 order and on April 14, 2010, sought a stay pending their appeal (the "Stay") of the 2009 OPEB Order as to our right to modify the OPEB Benefits. On April 21, 2010, the Bankruptcy Court ordered us not to modify the Uniroyal Salaried Retirees' OPEB Benefits, pending a hearing and decision as to the Stay. After consulting with the official committees of unsecured creditors and equity security holders, we requested that the Bankruptcy Court have a hearing to decide, as a matter of law, whether we have the right to modify the OPEB Benefits of the Uniroyal Salaried Retirees as requested in the 2009 OPEB Motion. In November 2011, we reached an agreement in principle with a steering committee of the Uniroyal Salaried Retirees resolving all disputes concerning the 2009 OPEB Motion. On February 21, 2012, we filed a motion with the Bankruptcy Court seeking approval of a settlement stipulation with the steering committee of the Uniroyal Salaried Retirees based upon the prior agreement in principle and authorizing us to implement changes to the OPEB Benefits of all Uniroyal Salaried Retirees based upon the settlement stipulation and as a partial grant of the relief requested in the 2009 OPEB Motion. The Bankruptcy Court approved the motion at a hearing held on March 29, 2012. The changes were communicated to the participants in May 2012. The impact of the change was an $8 million increase to the projected benefit obligation, which we recorded in the second quarter of 2012 as an increase to the pension and post-retirement healthcare liabilities, with an offset reflected within AOCL on our Consolidated Balance Sheet at December 31, 2012.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14) PENSION AND OTHER POST-RETIREMENT PLANS (Continued)

        As previously disclosed, on December 22, 2010, the UK Pensions Regulator issued a "warning notice" to us, stating their intent to request authority to issue a "financial support direction" against us for the support of the benefit obligations under one of our UK pension plans. On May 9, 2011, one of our UK subsidiaries entered into definitive agreements with the trustees of the Great Lakes U.K. Limited Pension Plan ("the UK Pension Plan") over the terms of a "recovery plan" which provided for a series of additional cash contributions to be made to reduce the underfunding over time. The agreements provided, among other things, for our UK subsidiary to make cash contributions of £60 million (approximately $95 million) in just over a three year period, with the initial contribution of £30 million ($49 million) made in the second quarter of 2011 and the second contribution of £15 million ($24 million) made in the second quarter of 2012. The next contribution of £8 million ($12 million) is expected to be made in the second quarter of 2013. The agreements also provided for the granting of both a security interest and a guarantee to support certain of the liabilities under the UK Pension Plan.

        There is also an evaluation being undertaken as to whether additional benefit obligations exist in connection with the equalization of certain benefits under the UK Pension Plan that occurred in the early 1990s. Based on the results of the evaluation to date, $8 million of expense was recorded in the fourth quarter of 2011, which may be subject to adjustment as further information is gathered as part of the evaluation. Upon completion of the evaluation and the finalization of the liability with respect to additional benefit obligations, additional cash contributions to the UK Pension Plan may be required starting in 2013. There were no changes to the evaluation during 2012.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14) PENSION AND OTHER POST-RETIREMENT PLANS (Continued)

Benefit Obligations

	Defined Benefit Pension Plans
	Qualified Domestic Plans		International and Non-Qualified Plans		Post-Retirement Health Care Plans
(In millions)	2012	2011	2012	2011	2012	2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$971	$934	$420	$425	$116	$104
Service cost	1	1	3	3	1	1
Interest cost	43	46	21	22	5	5
Plan participants' contributions	—	—	—	—	—	—
Actuarial (gains) losses	86	50	58	(12)	5	18
Benefits paid	(61)	(60)	(19)	(19)	(12)	(11)
Plan amendments	—	—	—	—	8	—
Settlements	—	—	(1)	—	—	—
Foreign currency exchange rate	—	—	17	(4)	1	(1)
Other	—	—	—	5	—	—

Projected benefit obligation at end of year	$1,040	$971	$499	$420	$124	$116

Accumulated benefit obligation at end of year	$1,039	$970	$490	$410

Weighted-average year-end assumptions used to determine benefit obligations:
Discount rate	3.80%	4.60%	4.03%	4.85%	3.56%	4.26%
Rate of compensation increase	3.00%	4.00%	2.77%	3.22%	N/A	N/A
Health care cost trend rate					6.47%	6.86%

        A 6.47% weighted-average rate of increase in the health care cost trend rate was assumed for the accumulated post-retirement benefit obligation as of December 31, 2012. The rate was assumed to decrease gradually to a weighted average rate of 5.0% over approximately the next 6 to 9 years. Assumed health care cost trend rates have a significant effect on the post-retirement benefit obligation reported for the health care plans. A one percentage point increase in assumed health care cost trend rates would increase the accumulated post-retirement benefit obligation by $6 million for health care benefits as of December 31, 2012. A one percentage point decrease in assumed health care cost trend rates would decrease the accumulated post-retirement benefit obligation by $5 million for health care benefits as of December 31, 2012.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14) PENSION AND OTHER POST-RETIREMENT PLANS (Continued)

Plan Assets

	Defined Benefit Pension Plans
	Qualified Domestic Plans		International and Non-Qualified Plans		Post-Retirement Health Care Plans
(In millions)	2012	2011	2012	2011	2012	2011
Change in plan assets:
Fair value of plan assets at beginning of year	$737	$700	$306	$249	$—	$—
Actual return on plan assets	98	77	29	11	—	—
Employer contributions	40	20	39	63	12	11
Plan participants' contributions	—	—	—	1	—	—
Benefits paid	(61)	(60)	(19)	(19)	(12)	(11)
Business divestitures	—	—	—	—	—	—
Foreign currency exchange rate changes	—	—	15	(4)	—	—
Other	—	—	—	5	—	—

Fair value of plan assets at end of year	$814	$737	$370	$306	$—	$—

        Our pension plan assets are managed by outside investment managers. For U.S. qualified pension plans, the Employee Investment Committee (EIC) appointed SEI Investments Management Corporation as an investment manager effective February 1, 2012. The assets of the plans were transitioned from previous investment managers to SEI at the end of March 2012. SEI has assisted the EIC in developing a suitable asset allocation, selecting appropriate investment managers, monitoring and evaluating the performance of such managers. Assets are monitored regularly to ensure they are within the range of parameters as set forth by the EIC. Our investment strategy with respect to pension assets is to achieve the expected rate of return within an acceptable or appropriate level of risk. Our investment strategy is designed to promote diversification, to moderate volatility and to attempt to balance the expected return with risk levels. The target allocations for qualified domestic plans are 34% equity securities, 48% fixed income securities and 18% to all other types of investments. The weighted average target allocations for international pension plans are 59% equity securities, 38% fixed income securities and 3% to all other types of investments.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14) PENSION AND OTHER POST-RETIREMENT PLANS (Continued)

        The fair values of our defined benefit pension plan assets at December 31, 2012 and 2011, by asset category are as follows:

	Fair Value Measurements at December 31, 2012
	Defined Benefit Pension Plans
	Qualified Domestic Plans				International and Non-Qualified Plans
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
Pooled equity(a)	$288	$288	$—	$—	$168	$25	$143	$—
Fixed income securities:
U.S. government bonds(b)	74	—	74	—	—	—	—	—
International government bonds(b)	—	—	—	—	62	—	62	—
U.S. corporate bonds(c)	—	—	—	—	1	—	1	—
Pooled fixed income funds(d)	331	331	—	—	131	—	131	—
Alternative collective funds(e)	120	—	—	120	—	—	—	—
Private equity & other instruments(f)	1	1	—	—	7	—	—	7
Cash & cash equivalents	—	—	—	—	1	1	—	—

	$814	$620	$74	$120	$370	$26	$337	$7

	Fair Value Measurements at December 31, 2011
	Defined Benefit Pension Plans
	Qualified Domestic Plans				International and Non-Qualified Plans
(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S.equities(h)	$47	$47	$—	$—	$—	$—	$—	$—
International equities(h)	56	56	—	—	—	—	—	—
Pooled equity(a)	242	242	—	—	143	20	123	—
Preferred stock	1	—	1	—	—	—	—	—
Fixed income securities:
U.S. government bonds(b)	172	—	172	—	—	—		—
International government bonds(b)	—	—	—	—	58	—	58	—
U.S. corporate bonds(c)	180	—	180	—	1	—	1	—
International corporate bonds(c)	27	—	27	—	—	—	—	—
Pooled fixed income funds(e)	—	—	—	—	97	—	97	—
Private equity & other instruments(f)	—	—	—	—	6	—	—	6
Money market funds(g)	11	11	—	—	—	—	—	—
Cash & cash equivalents	1	1	—	—	1	1	—	—

	$737	$357	$380	$—	$306	$21	$279	$6

(a)
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

(b)
U.S. and international government bonds include U.S. treasury, municipal and agency obligations and international government debt. Such instruments are valued at quoted market prices for those instruments or on institutional bid valuations. The increase in the value of the U.S. bonds is due mainly to improved performance in 2012. The increase in the value of the international bonds is primarily due to the $49 million contribution we made to one of our UK pension plans.

(c)
U.S. and international corporate bonds are from a diverse set of industries and regions. Such instruments are valued using similar securities in active markets and observable data or broker or dealer quotations.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14) PENSION AND OTHER POST-RETIREMENT PLANS (Continued)

(d)
Pooled fixed income funds are fixed income funds that invest primarily in corporate and government bonds. Such instruments are valued using similar securities in active markets and observable data or broker or dealer quotations.

(e)
Alternative collective funds include funds that invest mainly in asset backed securities, real estate funds, hedge funds and other alternative investments. The underlying funds are valued based on the net asset values of the investments as determined by the respective individual fund administrators on a daily, weekly or monthly basis depending on the fund. Such valuations are reviewed by the portfolio managers who determine the value of collective funds based on these inputs. Certain of these funds have lock up periods and all of them have notification periods. Due to the process used to value these funds and the restricted trading, we have categorized these funds as level 3.

(f)
Private equity and other instruments include instruments for which there are significant unobservable inputs.

(g)
Money market funds primarily include high-grade money market instruments with short maturities (less than 90 days).

(h)
U.S. and international equities in 2011 were comprised of shares of common stock in various sized U.S. and international companies from a diverse set of industries. Common stock is valued at the closing price reported on the U.S. and international exchanges where the security is actively traded. These investments were transferred into pooled equity and fixed income funds in 2012 due to the change in asset management.

	Alternative Collective Funds	Private Equity and Other Instruments	Total Level 3 Investments
Balance at December 31, 2011	$—	$6	$6
Transfers into Level 3	113	—	113
Unrealized gains	7	—	7
Purchases	—	1	1

Balance at December 31, 2012	$120	$7	$127

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14) PENSION AND OTHER POST-RETIREMENT PLANS (Continued)

Funded Status

        The funded status at the end of the year, and the related amounts recognized on the statement of financial condition, are as follows:

	Defined Benefit Pension Plans
	Qualified Domestic Plans		International and Non-Qualified Plans		Post-Retirement Health Care Plans
(In millions)	2012	2011	2012	2011	2012	2011
Funded status, end of year:
Fair value of plan assets	$814	$737	$370	$306	$—	$—
Benefit obligations	1,040	971	499	420	124	116

Net amount recognized	$(226)	$(234)	$(129)	$(114)	$(124)	$(116)

Amounts recognized in the Consolidated Balance Sheets at the end of year consist of:
Noncurrent assets	$—	—	13	12	—	—
Current liability	—	—	(8)	(6)	(11)	(10)
Noncurrent liability	(146)	(163)	(134)	(120)	(113)	(106)
Liabilities of discontinued operations	(80)	(71)	—	—	—	—

Net amount recognized	$(226)	$(234)	$(129)	$(114)	$(124)	$(116)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss/(gain)	$427	$399	$121	$73	$54	$51
Prior service cost/(credit)	1	1	1	1	(45)	(58)

	$428	$400	$122	$74	$9	$(7)

        The liabilities of discontinued operations above represent the estimated net pension liabilities that will be transferred to Addivant upon closing of the sale of our Antioxidants business. The actuarial valuation of those net pension liabilities will be updated prior to the closing of the transaction and could result in an increase or decrease in the net liability transferred. See Note 2—Acquisitions and Divestitures for additional information related to this transaction.

        The estimated amounts that will be amortized from AOCL into net periodic benefit cost (credit) in 2013 are as follows:

(In millions)	Qualified Domestic Plans	International and Non-Qualified Plans	Post-Retirement Health Care Plans
Actuarial loss	$18	$5	$3
Prior service credit	—	—	(5)

Total amortization cost (credit)	$18	$5	$(2)

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14) PENSION AND OTHER POST-RETIREMENT PLANS (Continued)

        As of December 31, 2012 and 2011, the current liabilities positions are included in accrued expenses in our Consolidated Balance Sheets and the non-current liabilities positions are shown as pension and post-retirement health care liabilities.

        Our funding assumptions for our domestic pension plans assume no significant change with regards to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements. We contributed approximately $91 million and $94 million to our pension and post retirement plans in 2012 and 2011, respectively. The 2012 contribution includes $24 million for one of our UK pension plans as required by the "recovery plan" agreed to with the trustees of that plan. The 2011 contribution included $49 million for one of our UK pension plans as required by the "recovery plan" agreed to with the trustees of that plan. There were no discretionary contributions to our domestic qualified plan in 2012 and 2011 or to our international plans during 2012 and 2011.

        The projected benefit obligation and fair value of plan assets for pension and post-retirement plans with a projected benefit obligation in excess of plan assets at December 31, 2012 and 2011 were as follows:

(In millions)	2012	2011
Projected benefit obligation in excess of plan assets at end of year:
Projected benefit obligation	$1,378	$1,305
Fair value of plan assets	887	829

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension and post-retirement plans with an accumulated benefit obligation in excess of plan assets at December 31, 2012 and 2011 were as follows:

(In millions)	2012	2011
Accumulated benefit obligation in excess of plan assets at end of year:
Projected benefit obligation	$1,225	$1,133
Accumulated benefit obligation	1,223	1,130
Fair value of plan assets	859	778

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14) PENSION AND OTHER POST-RETIREMENT PLANS (Continued)

Expected Cash Flows

        Information about the expected cash flows for the domestic qualified defined benefit plans, international and non-qualified defined benefit plans and post-retirement health care plans are as follows:

	Defined Benefit Pension Plans
(in millions)	Qualified Domestic Plans(b)	International and Non-Qualified Plans	Post-Retirement Health Care Plans
Expected Employer Contributions:
2013	$39	$28	$11
Expected Benefit Payments(a):
2013	53	22	11
2014	51	24	10
2015	51	22	10
2016	51	23	9
2017	52	25	9
2018 - 2022	258	129	39

(a)
The expected benefit payments are based on the same assumptions used to measure our benefit obligation at the end of the year and include benefits attributable to estimated future employee service.

(b)
The expected employer contributions and benefit payments related to the qualified domestic plans exclude estimated amounts related to the net pension liability of discontinued operations described above. The actuarial valuation of those net pension liabilities will be updated prior to the closing of the transaction and could result in an increase or decrease in the net liability transferred.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14) PENSION AND OTHER POST-RETIREMENT PLANS (Continued)

Net Periodic Cost

	Defined Benefit Pension Plans
	Qualified Domestic Plans(a)			International and Non-Qualified Plans			Post-Retirement Health Care Plans
(In millions)	2012	2011	2010	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost (credit):
Service cost	$1	$1	$1	$3	$3	$3	$1	$1	$—
Interest cost	43	46	48	21	22	22	5	5	7
Expected return on plan assets	(54)	(56)	(55)	(22)	(18)	(18)	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	(6)	(6)	(5)
Recognized actuarial losses	14	12	7	2	2	1	3	2	3

Net periodic benefit cost (credit)	$4	$3	$1	$4	$9	$8	$3	$2	$5

(a)
The net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010 include pension expense related to the (loss) earnings from discontinued operations of $2 million, $1 million and $1 million, respectively.

	2012	2011	2010	2012	2011	2010	2012	2011	2010
Weighted-average assumptions used to determine net cost:
Discount rate	4.60%	5.10%	5.70%	4.64%	5.14%	5.66%	4.15%	5.14%	5.49%
Expected return on plan assets	7.50%	7.75%	8.00%	6.71%	6.80%	7.60%
Rate of compensation increase	4.00%	4.00%	4.00%	3.22%	3.34%	2.96%

        The expected return on pension plan assets is based on our investment strategy, historical experience, and our expectations for long term rates of return. We determine the long-term rate of return assumptions for the domestic and international pension plans based on its investment allocation between various asset classes. The expected rate of return on plan assets is derived by applying the expected returns on various asset classes to our target asset allocation. The expected returns are based on the expected performance of the various asset classes and are further supported by historical investment returns. We utilized a weighted average expected long-term rate of 7.50% on all domestic assets and a weighted average rate of 6.71% for the international plan assets for the year ended December 31, 2012.

        Assumed health care cost trend rates have a significant effect on the service and interest cost components reported for the health care plans. A one percentage point increase in assumed health care cost trend rates increases the service and interest cost components of net periodic post-retirement health care benefit cost by less than $1 million for 2012. A one percentage point decrease in assumed health care cost trend rates decreases the service and interest cost components of net periodic post-retirement health care benefit cost by less than $1 million for 2012.

        Our cost of the defined contribution plans was $13 million for 2012, $13 million for 2011 and $12 million for 2010.

15) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        Our activities expose our earnings, cash flows and financial condition to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and energy prices. We maintain a risk management strategy that may utilize derivative instruments to mitigate risk against

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

foreign currency movements and to manage energy price volatility. We do not enter into derivative instruments for trading or speculative purposes.

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

        On November 28, 2011, we sold our 50% interest in Tetrabrom Technologies Ltd. for net consideration of $38 million. The consideration will be paid in equal annual installments over a three year period. A pre-tax gain of $27 million was recorded on the sale in the fourth quarter of 2011. In February 2012, we purchased two forward contracts with a notional amount totaling $38 million to reduce the risk of currency exposure related to the three annual installments of this receivable. These contracts came due on the same day we received the first annual installment. We used fair value accounting methods for these contracts. We recorded a realized loss associated with the settlement of these contracts of less than $1 million in the year ended December 31, 2012 in other expense, net in our Consolidated Statement of Operations.

        In April 2012, we purchased two additional forward contracts with a notional amount totaling $25 million to reduce the risk of currency exposure related to the remaining two annual installments of the receivable. We use fair value accounting methods for these contracts and have recorded a gain of less than $1 million reflecting the changes in the fair market value of these contracts in other expense, net in our Consolidated Statement of Operations for the year ended December 31, 2012. The resulting net liability of the changes in fair market value of these contracts of less than $1 million has been accounted for in other current assets and other assets in our Consolidated Balance Sheet.

        In June 2012, we purchased and settled a forward contract with a notional amount totaling $8 million to reduce the risk of currency exposure related to the payment of an intercompany payable denominated in Mexican Pesos. We used fair value accounting methods for these contracts and have recorded a gain of less than $1 million reflecting the changes in the fair market value of these contracts in other expense, net in our Consolidated Statement of Operations for the year ended December 31, 2012.

        The net effect of the realized and unrealized gains and losses recognized in other income(expense), net on foreign exchange transactions including these forward contracts resulted in a pre-tax loss of $5 million, $2 million and $11 million in 2012, 2011 and 2010, respectively.

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

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the carrying amounts and estimated fair values of material financial instruments used by us in the normal course of our business:

	2012		2011
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$876	$920	$753	$777

Fair Value Measurements

        We apply provisions of ASC 820 with respect to our financial assets and liabilities that are measured at fair value within the financial statements on a recurring basis. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The fair value hierarchy specified by ASC 820 is as follows:

  •
  Level 1—Quoted prices in active markets for identical assets and liabilities.

  •
  Level 2—Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market date.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

        Level 1 fair value measurements in 2012 and 2011 included securities purchased in connection with the deferral of compensation, our match and investment earnings related to the supplemental savings plan. These securities are considered our general assets until distributed to the participant and are included in other assets in our Consolidated Balance Sheets. A corresponding liability is included in other liabilities at December 31, 2012 and 2011 in our Consolidated Balance Sheets. Quoted market prices were used to determine fair values of these Level 1 investments which are held in a trust with a third-party brokerage firm. The fair value of the asset and corresponding liability was $2 million and $1 million at December 31, 2012 and 2011, respectively.

        Level 2 fair value measurements are used to value our foreign currency forward contracts (see Note 15—Derivative Instruments and Hedging Activities). For the year ended December 31, 2012, there were no transfers into or out of Level 1 and Level 2.

        Level 3 fair value measurements are utilized in our impairment reviews of Goodwill (see Note 7—Goodwill and Intangible Assets).

        Fair value measurements of benefit plan assets included in net benefit plan liabilities are discussed in Note 14—Pension and Other Post-Retirement Plans.

17) ASSET RETIREMENT OBLIGATIONS

        We apply the provisions of ASC Topic 410, Asset Retirements and Environmental Obligations ("ASC 410"), which requires us to make estimates regarding future events in order to record a liability for asset retirement obligations in the period in which a legal obligation is created. Such liabilities are

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17) ASSET RETIREMENT OBLIGATIONS (Continued)

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

        The following is a summary of the change in the carrying amount of the asset retirement obligations during 2012 and 2011, the net book value of assets related to the asset retirement obligations at December 31, 2012 and 2011 and the related depreciation expense recorded in 2012 and 2011:

(In millions)	2012	2011
Asset retirement obligation balance at beginning of year	$21	$23
Revisions(a)	—	1
Accretion benefit—cost of goods sold(b)	(1)	—
Accretion expense—loss from discontinued operations(c)	2	—
Payments	(2)	(3)

Asset retirement obligation balance at end of year	$20	$21

Net book value of asset retirement obligation assets at end of year	$—	$1

Depreciation expense	$—	$—

(a)
The addition in 2011 primarily relates to a reclassification of asset retirement costs that were previously recorded in another accrued expense account.

(b)
The net accretion benefit from continuing operations in 2012 includes the reversal of certain retirement obligations due to a reduction in the underlying cost estimate.

(c)
The accretion expense from discontinued operations for 2012 primarily reflects the acceleration of obligations related to the Antioxidant business facility in Pedrengo, Italy due to the planned shutdown in 2013.

        At December 31, 2012, $6 million of the asset retirement obligation balance was included in accrued expenses and $14 million was included in other liabilities in our Consolidated Balance Sheet. At December 31, 2011, $6 million of the asset retirement obligation balance was included in accrued expenses and $15 million was included in other liabilities in our Consolidated Balance Sheet.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18) EMERGENCE FROM CHAPTER 11

        The onset of the global recession in the fourth quarter of 2008 caused a rapid deterioration in our operating performance, reductions in availability under our credit facilities and reduced our liquidity. The crisis in the credit markets that had deepened in the late summer of 2008 compounded the liquidity challenges we faced. Under normal market conditions, we believed we would have been able to secure additional liquidity and refinance our $370 million notes that were due to mature on July 15, 2009 (the "2009 Notes") in the debt capital markets. In the first quarter of 2009, having carefully explored and exhausted all possibilities to gain near-term access to liquidity, we determined that DIP financing presented the best available alternative for us to meet our immediate and ongoing liquidity needs and preserve the value of our business. As a result, having obtained the commitment of the $400 million DIP Credit Facility, Chemtura and 26 of our U.S. affiliates (collectively the "U.S. Debtors", or the "Debtors" when used in relation to matters before August 8, 2010) filed Chapter 11 on the Petition Date in the Bankruptcy Court.

        On August 8, 2010, our Canadian subsidiary, Chemtura Canada Co/Cie ("Chemtura Canada"), filed a voluntary petition for relief under Chapter 11. On August 11, 2010, Chemtura Canada commenced ancillary recognition proceedings under Part IV of the Companies' Creditors Arrangement Act (the "CCAA") in the Ontario Superior Court of Justice (the "Canadian Court" and such proceedings, the "Canadian Case"). The U.S. Debtors along with Chemtura Canada after it filed for Chapter 11 (collectively the "Debtors") requested the Bankruptcy Court to enter an order jointly administering Chemtura Canada's Chapter 11 case with the previously filed Chapter 11 cases and appoint Chemtura Canada as the "foreign representative" for the purposes of the Canadian Case. Such orders were granted on August 9, 2010. On August 11, 2010, the Canadian Court entered an order recognizing the Chapter 11 cases as a "foreign proceedings" under the CCAA.

        On June 17, 2010, the U.S. Debtors filed the initial version of our plan of reorganization and related disclosure statement (as amended, modified or supplemented, the "Plan" and "Disclosure Statement") with the Bankruptcy Court and on July 9, 2010, July 20, 2010, August 5, 2010, September 14, 2010 and September 20, 2010, the Debtors filed revised versions of the Plan and Disclosure Statement with the Bankruptcy Court. The final version of the Plan was filed with the Bankruptcy Court on October 29, 2010. The Plan organized claims against the Debtors into classes according to their relative priority and certain other criteria. For each class, the Plan described (a) the type of claim or interest, (b) the recovery available to the holders of claims or interests in that class under the Plan, (c) whether the class was "impaired" under the Plan, meaning that each holder would receive less than the full value on account of its claim or interest or that the rights of holders under law will be altered in some way (such as receiving stock instead of holding a claim) and (d) the form of consideration (e.g., cash, stock or a combination thereof), if any, that such holders were to receive on account of their respective claims or interests.

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

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18) EMERGENCE FROM CHAPTER 11 (Continued)

        On October 21, 2010, the Bankruptcy Court entered a bench decision approving confirmation of the Debtors' Plan and on November 3, 2010, the Bankruptcy Court entered an order confirming the Plan. On the Effective Date, the Debtors substantially consummated their reorganization through a series of transactions contemplated by the Plan and the Plan became effective. Pursuant to the Plan, on the Effective Date: (i) our common stock, par value $0.01 per share, outstanding prior to effectiveness of the Plan was cancelled and all of our outstanding publicly registered pre-petition indebtedness was settled, and (ii) shares of our New Common Stock, par value $0.01 per share, were issued for distribution in accordance with the Plan. On November 8, 2010, the NYSE approved for listing a total of 111 million shares of New Common Stock, as authorized under the Plan, comprising: (i) approximately 95.5 million shares of New Common Stock to be issued under the Plan; (ii) approximately 4.5 million shares of New Common Stock reserved for future issuances under the Plan; and (iii) 11 million shares of New Common Stock reserved for issuance under our equity plans. Our New Common Stock started trading on the NYSE under the ticker symbol "CHMT" on November 11, 2010.

        The Plan provided for payment in full including interest in certain circumstances on all allowed claims. Holders of Interests received a pro-rata share of New Common Stock in accordance with the Plan together with the potential right to receive supplemental distributions in certain circumstances. Four supplemental distributions were made to Holders of Interests, with the fourth and final supplemental distribution having been made in July 2012.

        At the Effective Date, we determined that we did not meet the requirements under ASC Section 852-10-45 to adopt fresh start accounting because the reorganized value of our assets exceeded the carrying value of our liabilities. Fresh start accounting would have required us to record assets and liabilities at fair value as of the Effective Date.

        Pursuant to the Plan, and by orders of the Bankruptcy Court dated September 24, 2010, October 19, 2010 and October 29, 2010, the Debtors established the Diacetyl Reserve, the Environmental Reserve and the Disputed Claims Reserve on account of disputed claims as of the Effective Date. All claims as to which an objection was filed and ultimately allowed by the Bankruptcy Court regarding diacetyl and environmental matters have been satisfied through the Diacetyl and Environmental reserves. In addition, all disputed claims subject to the Disputed Claims Reserve have been satisfied (to the extent allowed by the Bankruptcy Court and not covered by insurance). These reserves were funded through cash (which is reflected as restricted cash in our Consolidated Balance Sheet) and shares of common stock reserved for future issuance, all of which have been reduced as settlement agreements have been approved by the Bankruptcy Court.

        In March 2011, we made a supplemental distribution to holders of previously issued common stock ("Holders of Interests") as authorized by the Bankruptcy Court. The supplemental distribution included payments of $3 million in stock, valuing the stock at the Plan valuation.

        On June 10, 2011, we filed a closing report in Chemtura Canada's Chapter 11 case and a motion seeking a final decree closing that Chapter 11 case. On June 23, 2011, the Bankruptcy Court granted our motion and entered a final decree closing the Chapter 11 case of Chemtura Canada.

        In August 2011, we made a second supplemental distribution to Holders of Interests as authorized by the Bankruptcy Court. The supplemental distribution included payments of $2 million in cash and $12 million in stock, valuing the stock at the Plan valuation.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18) EMERGENCE FROM CHAPTER 11 (Continued)

        On December 1, 2011, we filed a motion requesting entry of an order granting a final decree closing the Chapter 11 cases of 22 Debtors (the "Fully Administered Debtors"):

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

        On December 15, 2011, the Bankruptcy Court entered an order granting a final decree closing the Fully Administered Debtors' Chapter 11 cases.

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

        On May 4, 2012, the Bankruptcy Court entered an order disallowing and expunging the last two general unsecured claims in Chemtura's Chapter 11 case.

        In July 2012, we made a final distribution to Holders of Interests under the Plan including all amounts remaining in the Disputed Claims Reserve. The final distribution included $3 million in stock valued at the Plan valuation.

        On October 2, 2012, the Bankruptcy Court granted the motion of Momentive Performance Materials, Inc. ("Momentive") for an order granting our prior motion under the Plan to assume our executory contract with Momentive and directing payment of a purportedly agreed cure claim. After a contested hearing, the Bankruptcy Court granted the motion by order dated October 17, 2012. The payment of the cure claim will resolve all claims of default under the agreement through October 2, 2012.

        As of December 31, 2012, the Bankruptcy Court has entered orders granting final decrees closing all of the Debtors' Chapter 11 cases except the Chapter 11 case of Chemtura Corporation.

        At December 31, 2012, there were no remaining undisbursed amounts in the Disputed Claims Reserve.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18) EMERGENCE FROM CHAPTER 11 (Continued)

        There remains one pending dispute before the Bankruptcy Court concerning enforcement of the discharge injunction under the Plan. On January 31, 2013, the Bankruptcy Court granted Chemtura's motion to enforce the discharge injunction under the Plan, thereby resolving the one remaining dispute in the Chapter 11 case. The Reorganized Debtors intend to seek a final decree closing the Chapter 11 case of Chemtura Corporation after the Bankruptcy Court has entered a written order consistent with its ruling.

        A summary of the approved distributable claims reserves is as follows:

(In millions)	Environmental Reserve	Disputed Claims Reserve	Segregated Reserves	Total Reserves
Distributable amount January 1, 2011	$29	$40	$26	$95
Settlements	(27)	(27)	(2)	(56)
Supplemental distributions	—	(5)	(12)	(17)
Reclass to disputed claims reserve	(2)	14	(12)	—
Insurance reimbursements	—	7	—	7

Distributable balance at December 31, 2011	—	29	—	29
Settlements	—	(5)	—	(5)
Supplemental distributions	—	(24)	—	(24)

Distributable balance at December 31, 2012	$—	$—	$—	$—

        The reorganization items, net recorded in our Consolidated Statements of Operations relating to our Chapter 11 cases compromise the following:

(In millions)	2012	2011	2010
Professional fees and other	$4	$16	117
Write-off of debt discounts and premiums(a)	—	—	(2)
Rejections or terminations of lease and other contract agreements(b)	—	—	2
Severance and closure costs(b)	—	1	3
Claim settlements, net(c)	1	2	183

Total reorganization items, net	$5	$19	303

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

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18) EMERGENCE FROM CHAPTER 11 (Continued)

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

        As a result of the Chapter 11 cases, substantially all pre-petition litigation and claims against us and our subsidiaries that were Debtors in the Chapter 11 cases have been discharged and permanently enjoined from further prosecution and are described under the subheading "Prepetition Litigation and Claims Discharged under the Plan" below.

        Claims and legal actions asserted against non-Debtors or relating to events occurring after the Effective Date, certain regulatory and administrative proceedings and certain contractual and other claims assumed with the authorization of the Bankruptcy Court, were not discharged in the Chapter 11 cases and are described under the subheading "Litigation and Claims Not Discharged Under the Plan" below.

Prepetition Litigation and Claims Discharged Under the Plan

  Chapter 11 Plan and Establishment of Claims Reserves

        On March 18, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under Chapter 11. The Debtors' Chapter 11 cases were assigned to the Honorable Robert E. Gerber and are being jointly administered as Case No. 09-11233. The Debtors continued to operate their business as debtors in possession under the jurisdiction of the Bankruptcy Court until their emergence from Chapter 11 on November 10, 2010.

        Pursuant to the Plan, and by orders of the Bankruptcy Court dated September 24, 2010, October 19, 2010 and October 29, 2010, the Debtors established the Diacetyl Reserve, the Environmental Reserve and the Disputed Claims Reserve, each as defined in the Plan, on account of claims that were not yet allowed in the Chapter 11 cases as of the Effective Date, including proofs of claim asserted against the Debtors that were subject to objection as of the Effective Date (the "Disputed Claims"). The Diacetyl Reserve was approved by the Bankruptcy Court in the amount of $7 million, comprised of separate segregated reserves, and has since been reduced as settlement agreements have been approved by the Bankruptcy Court. The Environmental Reserve was approved by the Bankruptcy Court in the amount of $38 million, a portion of which was further segregated into certain separate reserves established to account for settlements that were pending Bankruptcy Court approval, and has since been reduced as settlement agreements have been approved by the Bankruptcy Court. The Disputed Claims Reserve was approved by the Bankruptcy Court in the amount of $42 million, plus additional segregated individual reserves for certain creditors' claims in the aggregate

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19) LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

amount of approximately $30 million, all of which have been reduced as settlement agreements have been approved by the Bankruptcy Court.

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

Litigation and Claims Not Discharged Under the Plan

  UK Pension Plan

        Chemtura Manufacturing UK Limited ("CMUK") is the principal employer of the Great Lakes UK Limited Pension Plan (the "UK Pension Plan"), an occupational pension scheme that was established in the UK to provide pensions and other benefits for its employees. Under the UK Pension Plan, certain employees and former employees are entitled to pension benefits, most of which are defined benefits in nature, based on pensionable salary. The UK Pension Plan has approximately 580 pensioners and 690 members entitled to deferred benefits under the defined benefit section. The estimated funding deficit of the UK Pension Plan as of December 31, 2008, as measured in accordance with Section 75 of the Pension Act of 1995 (UK), was approximately £95 million.

        The UK Pension Trustees filed 27 contingent, unliquidated Proofs of Claim against each of the Debtors (other than Chemtura Canada) in the Chapter 11 cases. By agreement with the UK Pension Trustees, the proofs of claim were disallowed on the condition that no party may later assert that the Chapter 11 cases operate as a bar to the UK Pension Trustees asserting claims against any of the Debtors in an appropriate non-bankruptcy forum. Also as previously disclosed, CMUK had been engaged with the UK Pension Trustees over the terms of a "recovery plan" to reduce the underfunded deficit in the UK Pension Plan. Definitive agreements were entered into between CMUK and the UK Pension Trustees in 2011. The definitive agreements provide, among other things, for CMUK to make cash contributions of £60 million (approximately $95 million) in just over a three year period starting with an initial contribution of £30 million ($49 million) that we made in the second quarter of 2011 and a second contribution of £15 million (approximately $24 million) that we made in the second quarter of 2012. The agreements also provided for the granting of both a security interest and a guarantee to support certain of the liabilities under this pension plan.

        There is also an evaluation being undertaken as to whether additional benefit obligations exist in connection with the equalization of certain benefits under the UK Pension Plan that occurred in the early 1990s. Based on the results of the evaluation to date, $8 million of expense was recorded in the fourth quarter of 2011, which may be subject to adjustment as further information is gathered as part of the evaluation. Upon completion of the evaluation and the finalization of the liability with respect to additional benefit obligations, additional cash contributions to the UK Pension Plan may be required starting in 2013. There were no changes to the evaluation in 2012.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19) LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

  Environmental Liabilities

        As part of the Chapter 11 cases, under the Plan, the Debtors retained responsibility for environmental cleanup liabilities relating to currently owned or operated sites (i.e. sites that were part of the Debtors' estates) and, with certain exceptions, discharged or settled liabilities relating to formerly owned or operated sites (i.e., sites that were no longer part of the Debtors' estates) and third-party sites (i.e., sites that were never part of the Debtors' estates).

        We are involved in environmental matters of various types in a number of jurisdictions. A number of such matters involve claims for material amounts of damages and relate to or allege environmental liabilities, including clean up costs associated with hazardous waste disposal sites and natural resource damages.

        The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and comparable state statutes impose strict liability upon various classes of persons with respect to the costs associated with the investigation and remediation of waste disposal sites. Such persons are typically referred to as "Potentially Responsible Parties" or PRPs. Chemtura and several of our subsidiaries have been identified by federal, state or local governmental agencies or by other PRPs, as a PRP at various locations in the United States. Because in certain circumstances these laws have been construed to authorize the imposition of joint and several liability, the Environmental Protection Agency ("EPA") and comparable state agencies could seek to recover all costs involving a waste disposal site from any one of the PRPs for such site, including Chemtura, despite the involvement of other PRPs. In many cases, we are one of a large number of PRPs with respect to a site. In a few instances, we are the sole or one of only a handful of PRPs performing investigation and remediation. Where other financially responsible PRPs are involved, we expect that any ultimate liability resulting from such matters will be apportioned between us and such other parties. In addition, we are involved with environmental remediation and compliance activities at some of our current and former sites in the United States and abroad.

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

        On September 17, 2012, our subsidiary Great Lakes Chemical Corporation received an enforcement notice from the United States Department of Justice acting on behalf of the Environmental Protection Agency ("EPA") which has alleged violations of a National Pollution Discharge Elimination System Permit issued under the Clean Water Act in conjunction with its facility in El Dorado, Arkansas. The EPA is seeking injunctive relief and civil penalties. While the calculated penalty is approximately $5 million, we believe the matter will be settled for an amount significantly lower than the calculated penalty and will not have a material effect.

        The total amount accrued for environmental liabilities as of December 31, 2012 and December 31, 2011, was $84 million and $88 million, respectively. At December 31, 2012 and December 31, 2011,

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19) LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

$15 million and $18 million, respectively, of these environmental liabilities were reflected as accrued expenses and $69 million and $70 million, respectively, were reflected as other liabilities in our Consolidated Balance Sheets. We estimate that ongoing environmental liabilities could range up to $98 million at December 31, 2012. Our accruals for environmental liabilities include estimates for determinable clean-up costs. We recorded a pre-tax charge of $7 million in 2012, $6 million in 2011, and $54 million in 2010, to increase our environmental liabilities and made payments of $12 million in 2012 and $37 million in 2011 (which included $27 million related to pre-petition liabilities) for clean-up costs, which reduced our environmental liabilities. At certain sites, we have contractual agreements with certain other parties to share remediation costs. As of December 31, 2012, no receivables are outstanding related to these agreements. At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. We intend to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed our present estimates, and could have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations or cash flows. Our estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites.

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

Internal Review of Customer Incentive, Commission and Promotional Payment Practices

        The Securities Exchange Commission staff has advised us that it has completed its investigation resulting from our previously disclosed review of various customer incentive, commission and promotional payment practices of the Chemtura AgroSolutions segment in the Europe, Middle East and Africa regions and has determined not to recommend action by the Securities Exchange Commission.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19) LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

Guarantees

        In addition to the letters of credit of $14 million and $15 million outstanding at December 31, 2012 and 2011, respectively, we have guarantees that have been provided to various financial institutions. At December 31, 2012 and 2011, we had $12 million and $11 million, respectively. The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking and credit facilities, vendor deposits and European value added tax ("VAT") obligations.

        We have applied the disclosure provisions of ASC Topic 460, Guarantees ("ASC 460"), to our agreements that contain guarantee or indemnification clauses. We are a party to several agreements pursuant to which we may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which we have an equity interest. These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and/or provide project capital. Such obligations mature through May 2016. In the event that any of the joint venture companies were to default on these loan obligations, we would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture. At December 31, 2012, the maximum potential future principal and interest payments due under these guarantees were $3 million. At December 31, 2011, the maximum potential future principal and interest payments due under these guarantees were $8 million. In accordance with ASC 460, we have accrued less than $1 million and $1 million in reserves, which represents the probability weighted fair value of these guarantees at December 31, 2012 and 2011, respectively. The reserve has been included in long-term liabilities on our Consolidated Balance Sheet at December 31, 2012 and 2011 with an offset to the investment included in other assets.

        In addition, we have financing agreements with banks in Brazil for certain customers under which we receive funds from the banks at invoice date, and in turn, the customer agrees to pay the banks on the due date. We provide a full recourse guarantee to the banks in the event of customer non-payment.

        At December 31, 2012, unconditional purchase obligations primarily for commitments to purchase raw materials and tolling arrangements with outside vendors, amounted to $2 million (2013), $1 million (2014), $1 million (2015) and $4 million in the aggregate.

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

20) BUSINESS SEGMENTS

        We evaluate a segment's performance based on several factors, of which the primary factor is operating income (loss). In computing operating income (loss) by segment, the following items have not been deducted: (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs; (4) change in useful life of property, plant & equipment; (5) gain (loss) on sale of business; (6) changes in estimates related to expected allowable claims; and (7) impairment charges. Pursuant to ASC Topic 280, Segment Reporting ("ASC 280"), these items have been excluded from our

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

20) BUSINESS SEGMENTS (Continued)

presentation of segment operating income (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

Industrial Performance Products

        Industrial Performance Products are engineered solutions for our customers' specialty chemical needs. Industrial Performance Products include petroleum additives that provide detergency, friction modification and corrosion protection in automotive lubricants, greases, refrigeration and turbine lubricants; castable urethane prepolymers engineered to provide superior abrasion resistance and durability in many industrial and recreational applications; and polyurethane dispersions and urethane prepolymers used in various types of coatings such as clear floor finishes, high-gloss paints and textiles treatments. These products are sold directly to manufacturers and through distribution channels.

        On November 9, 2012, we announced the sale of our Antioxidant business. As a result of entering into this transaction, the assets and liabilities included in the Antioxidant Sale have been presented as assets and liabilities of discontinued operations and earnings and direct costs associated with the Antioxidant business have been presented as (loss) earnings from discontinued operations, net of tax. The Antioxidant business was formerly included in the Industrial Performance Product segment.

Industrial Engineered Products

        Industrial Engineered Products are chemical additives designed to improve the performance of polymers in their end-use applications. Industrial Engineered Products include brominated performance products, flame retardants, fumigants and organometallics. The products are sold across the entire value chain ranging from direct sales to monomer producers, polymer manufacturers, compounders and fabricators, fine chemical manufacturers, utilities, pharmaceutical manufacturers and oilfield service companies to industry distributors.

Consumer Products

        Consumer Products are performance chemicals that are sold to consumers for in-home and outdoor use. Consumer Products include a variety of branded recreational water treatment products sold through independent dealers and large retailers to assist consumers in the maintenance and enhancement of their pools and spas and branded cleaners and degreasers sold primarily through mass merchants and large retailers to consumers for home cleaning.

Chemtura AgroSolutions

        Chemtura AgroSolutions develops, supplies, registers and sells agricultural chemicals formulated for specific crops in various geographic regions for the purpose of enhancing quality and improving yields. The business focuses on specific target markets in six major product lines: seed treatments, fungicides, miticides, insecticides, growth regulators and herbicides. These products are sold mainly to distributors and retailers in the agricultural sector.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

20) BUSINESS SEGMENTS (Continued)

General Corporate Expense and Other Charges

        General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization. Functional costs are allocated between the business segments and general corporate expense. Certain functional and other expenses that are managed company-wide that were allocated to the Antioxidant business do not transfer directly under the Antioxidant Sale. As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under (loss) earnings from discontinued operations, net of tax. These costs approximate $13 million, $15 million and $14 million for 2012, 2011 and 2010, respectively. Accelerated depreciation relates to certain assets affected by our restructuring programs. Facility closures, severance and related costs are primarily for severance costs related to our cost savings initiatives. The gain on sale of business relates to the sale of our 50% interest in Tetrabrom Technologies Ltd. in 2011 and the sale of the natural sodium sulfonates and oxidized petrolatum product lines in 2010. Impairment charges primarily relate to the impairment of intangibles assets and property, plant and equipment that were no longer supportable in 2011 and the impairment of goodwill of the Chemtura AgroSolutions segment in 2010. Change in estimates related to expected allowable claims relates to adjustments to resolve disputed claims.

        Corporate assets are principally cash and cash equivalents, intangible assets (including goodwill) and other assets (including deferred tax assets) maintained for general corporate purposes

        A summary of business data for our reportable segments for the years 2012, 2011 and 2010 is as follows:

Information by Business Segment

(In millions)

	2012	2011	2010
Net Sales
Petroleum additives	$600	$634	$559
Urethanes	291	305	276

Industrial Performance Products	891	939	835
Bromine based & related products	730	688	585
Organometallics	166	181	143

Industrial Engineered Products	896	869	728
Consumer Products	433	422	458
Chemtura AgroSolutions	409	376	351

Net Sales	$2,629	$2,606	$2,372

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

20) BUSINESS SEGMENTS (Continued)

	2012	2011	2010
Operating Income
Industrial Performance Products	$102	$116	$110
Industrial Engineered Products	140	130	25
Consumer Products	30	26	67
Chemtura AgroSolutions	65	30	21

Segment Operating Income	337	302	223

General corporate expense	(87)	(90)	(79)
Amortization	(26)	(33)	(32)
Change in useful life of property, plant and equipment	—	—	(1)
Facility closures, severance and related costs	(12)	(3)	(1)
Gain on sale of business	—	27	2
Impairment charges	—	(4)	(57)
Changes in estimates related to expected allowable claims	(1)	(3)	(35)

Total Operating Income	211	196	20
Interest expense	(64)	(63)	(191)
Loss on early extinguishment of debt	(1)	—	(88)
Other income (expense), net	21	—	(6)
Reorganization items, net	(5)	(19)	(303)

Earnings (loss) from continuing operations before income taxes	$162	$114	$(568)

	2012	2011	2010
Depreciation and Amortization
Industrial Performance Products	$25	$26	$23
Industrial Engineered Products	43	42	79
Consumer Products	10	9	11
Chemtura AgroSolutions	13	10	9

	91	87	122
Corporate	29	36	36

Total continuing operations	120	123	158
Discontinued operations	19	17	17

	$139	$140	$175

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

20) BUSINESS SEGMENTS (Continued)

	2012	2011	2010
Equity Income (Loss)
Industrial Performance Products	$1	$(1)	$—
Industrial Engineered Products	(2)	2	2
Chemtura AgroSolutions	(3)	(2)	—

Total continuing operations	(4)	(1)	2
Discontinued operations	7	4	2

	$3	$3	$4

	2012	2011	2010
Segment Assets
Industrial Performance Products	$514	$491	$470
Industrial Engineered Products	693	624	532
Consumer Products	219	226	259
Chemtura AgroSolutions	319	326	343

	1,745	1,667	1,604
Discontinued operations	234	287	314
Corporate	1,051	901	995

	$3,030	$2,855	$2,913

	2012	2011	2010
Capital Expenditures
Industrial Performance Products	$52	$35	$28
Industrial Engineered Products	69	98	58
Consumer Products	6	6	10
Chemtura AgroSolutions	5	6	11

	132	145	107
Corporate	10	3	8

Total continuing operations	142	148	115
Discontinued operations	7	6	9

	$149	$154	$124

	2012	2011	2010
Equity Method Investments
Industrial Performance Products	$10	$8	$9
Industrial Engineered Products	4	6	9
Chemtura AgroSolutions	24	28	2

	$38	$42	$20

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

20) BUSINESS SEGMENTS (Continued)

Information by Geographic Area

(In millions)

	2012	2011	2010
Net sales (based on location of customer)
United States	$1,209	$1,149	$1,103
Canada	56	57	47
Latin America	159	139	123
Europe/Africa	743	760	662
Asia/Pacific	462	501	437

	$2,629	$2,606	$2,372

	2012	2011	2010
Property, Plant and Equipment
United States	$403	$408	$365
Canada	69	68	68
Latin America	15	15	18
Europe/Africa	190	159	154
Asia/Pacific	42	19	20

	$719	$669	$625

21) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

        Our obligations under the Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each current and future domestic restricted subsidiary, other than excluded subsidiaries that guarantee any indebtedness of Chemtura or our restricted subsidiaries. Our subsidiaries that do not guarantee the Senior Notes are referred to as the "Non-Guarantor Subsidiaries." The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, statements of comprehensive income, balance sheets and statements of cash flow data for: (i) Chemtura Corporation (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Chemtura historical reported financial information); (ii) the Parent Company, alone (accounting for our Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary's cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) the Guarantor Subsidiaries alone; and (iv) the Non-Guarantor Subsidiaries alone.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA (Continued)

Condensed Consolidating Statement of Operations
Year ended December 31, 2012
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$2,629	$(1,665)	$1,477	$787	$2,030
Cost of goods sold	1,938	(1,665)	1,193	642	1,768
Selling, general and administrative	299	—	122	52	125
Depreciation and amortization	120	—	29	51	40
Research and development	44	—	16	10	18
Facility closures, severance and related costs	12	—	8	1	3
Changes in estimates related to expected allowable claims	1	—	1	—	—
Equity loss	4	—	—	—	4

Operating income	211	—	108	31	72
Interest expense	(64)	—	(69)	2	3
Loss on early extinguishment of debt	(1)	—	(1)	—	—
Other income (expense), net	21	—	(17)	—	38
Reorganization items, net	(5)	—	(5)	—	—
Equity in net earnings of subsidiaries from continuing operations	—	(81)	81	—	—

Earnings from continuing operations before income taxes	162	(81)	97	33	113
Income tax expense	(28)	—	—	—	(28)

Earnings from continuing operations	134	(81)	97	33	85
(Loss) earnings from discontinued operations, net of tax	(34)	—	4	—	(38)

Net earnings	100	(81)	101	33	47
Less: net loss attributable to non-controlling interests	1	—	—	—	1

Net earnings attributable to Chemtura	$101	$(81)	$101	$33	$48

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA (Continued)

Condensed Consolidating Statement of Comprehensive Income
As of December 31, 2012
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$100	$(81)	$101	$33	$47
Other Comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6)	—	(11)	1	4
Unrecognized pension and other post-retirement benefit costs	(76)	—	(44)	—	(32)

Comprehensive income	18	(81)	46	34	19
Comprehensive loss attributable to non-controlling interests	1	—	—	—	1

Comprehensive income attributable to Chemtura	$19	$(81)	$46	$34	$20

Condensed Consolidating Balance Sheet
As of December 31, 2012
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$1,612	$—	$505	$213	$894
Intercompany receivables	—	(9,412)	3,531	3,065	2,816
Investment in subsidiaries	—	(8,831)	1,738	1,633	5,460
Property, plant and equipment	719	—	127	277	315
Goodwill	177	—	92	3	82
Other assets	522	—	131	171	220

Total assets	$3,030	$(18,243)	$6,124	$5,362	$9,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$511	$—	$210	$69	$232
Intercompany payables	—	(9,412)	3,676	3,305	2,431
Long-term debt	871	—	870	—	1
Other long-term liabilities	580	—	300	56	224

Total liabilities	1,962	(9,412)	5,056	3,430	2,888
Stockholders' equity	1,068	(8,831)	1,068	1,932	6,899

Total liabilities and stockholders' equity	$3,030	$(18,243)	$6,124	$5,362	$9,787

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA (Continued)

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2012
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$100	$(81)	$101	$33	$47
Adjustments to reconcile net earnings to net cash provided by operations:
Impairment charges	47	—	12	—	35
Reclass of translation adjustment from liquidated entities	(21)	—	—	—	(21)
Loss on early extinguishment of debt	1	—	1	—	—
Depreciation and amortization	139	—	36	51	52
Stock-based compensation expense	24	—	24	—	—
Reorganization items, net	1	—	1	—	—
Changes in estimates related to expected allowable claims	1	—	1	—	—
Equity income	(3)	—	—	—	(3)
Changes in assets and liabilities, net	(71)	81	(106)	(37)	(9)

Net cash provided by operations	218	—	70	47	101

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	9	—	—	—	9
Capital expenditures	(149)	—	(21)	(47)	(81)

Net cash used in investing activities	(140)	—	(21)	(47)	(72)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Term Loan	125	—	125	—	—
Payments on short term borrowings, net	(3)	—	—	—	(3)
Payments for debt issuance and refinancing costs	(2)	—	(1)	—	(1)
Common shares acquired	(20)	—	(20)	—	—
Proceeds from the exercise of stock options	5	—	5	—	—

Net cash provided by (used in) financing activities	105	—	109	—	(4)

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	2	—	—	—	2

Change in cash and cash equivalents	185	—	158	—	27
Cash and cash equivalents at beginning of year	180	—	$35	$—	$145

Cash and cash equivalents at end of year	$365	$—	$193	$—	$172

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA (Continued)

Condensed Consolidating Statement of Operations
Year ended December 31, 2011
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$2,606	$(1,632)	$1,462	$743	$2,033
Cost of goods sold	1,939	(1,632)	1,195	610	1,766
Selling, general and administrative	326	—	127	52	147
Depreciation and amortization	123	—	28	50	45
Research and development	38	—	16	7	15
Facility closures, severance and related costs	3	—	1	—	2
Gain on sale of business	(27)	—	—	—	(27)
Impairment charges	4	—	1	1	2
Changes in estimates related to expected allowable claims	3	—	3	—	—
Equity loss	1	—	1	—	—

Operating income	196	—	90	23	83
Interest expense	(63)	—	(72)	1	8
Other (expense) income, net	—	—	(10)	4	6
Reorganization items, net	(19)	—	(19)	—	—
Equity in net earnings (loss) of subsidiaries from continuing operations	—	(114)	116	(2)	—

Earnings from continuing operations before income taxes	114	(114)	105	26	97
Income tax expense	(20)	—	(4)	—	(16)

Earnings from continuing operations	94	(114)	101	26	81
Earnings (loss) from discontinued operations, net of tax	26	—	18	(1)	9

Net earnings	120	(114)	119	25	90
Less: net earnings attributable to non-controlling interests	(1)	—	—	—	(1)

Net earnings attributable to Chemtura	$119	$(114)	$119	$25	$89

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA (Continued)

Condensed Consolidating Statement of Comprehensive Income
As of December 31, 2011
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$120	$(114)	$119	$25	$90
Other Comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(35)	—	11	(2)	(44)
Unrecognized pension and other post-retirement benefit costs	(35)	—	(39)	1	3

Comprehensive income	50	(114)	91	24	49
Comprehensive income attributable to non-controlling interests	(1)	—	—	—	(1)

Comprehensive income attributable to Chemtura	$49	$(114)	$91	$24	$48

Condensed Consolidating Balance Sheet
As of December 31, 2011
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$1,321	$—	$372	$204	$745
Intercompany receivables	—	(7,846)	2,727	2,230	2,889
Investment in subsidiaries	—	(14,617)	2,011	1,734	10,872
Property, plant and equipment	669	—	137	271	261
Goodwill	174	—	92	3	79
Other assets	691	—	249	185	257

Total assets	$2,855	$(22,463)	$5,588	$4,627	$15,103

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$390	$—	$134	$79	$177
Intercompany payables	—	(7,846)	3,201	2,491	2,154
Long-term debt	748	—	747	—	1
Other long-term liabilities	671	—	460	60	151

Total liabilities	1,809	(7,846)	4,542	2,630	2,483
Stockholders' equity	1,046	(14,617)	1,046	1,997	12,620

Total liabilities and stockholders' equity	$2,855	$(22,463)	$5,588	$4,627	$15,103

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA (Continued)

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2011
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$120	$(114)	$119	$25	$90
Adjustments to reconcile net earnings to net cash provided by operations:
Gain on sale of business	(27)	—	—	—	(27)
Impairment charges	4	—	1	1	2
Depreciation and amortization	140	—	36	50	54
Stock-based compensation expense	26	—	26	—	—
Reorganization items, net	2	—	2	—	—
Changes in estimates related to expected allowable claims	3	—	3	—	—
Equity (income) loss	(3)	—	1	—	(4)
Changes in assets and liabilities, net	(83)	114	(157)	7	(47)

Net cash provided by operations	182	—	31	83	68

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	8	—	8	—	—
Payments for acquisitions, net of cash acquired	(35)	—	—	—	(35)
Capital expenditures	(154)	—	(24)	(83)	(47)

Net cash used in investing activities	(181)	—	(16)	(83)	(82)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from other short term borrowings, net	3	—	—	—	3
Common shares acquired	(22)	—	(22)	—	—
Proceeds from exercise of stock options	1	—	1	—	—

Net cash (used in) provided by financing activities	(18)	—	(21)	—	3

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(4)	—	—	—	(4)

Change in cash and cash equivalents	(21)	—	(6)	—	(15)
Cash and cash equivalents at beginning of year	201	—	41	—	160

Cash and cash equivalents at end of year	$180	$—	$35	$—	$145

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA (Continued)

Condensed Consolidating Statement of Operations
Year ended December 31, 2010
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$2,372	$(1,500)	$1,284	$794	$1,794
Cost of goods sold	1,760	(1,500)	1,146	581	1,533
Selling, general and administrative	306	—	133	51	122
Depreciation and amortization	158	—	29	88	41
Research and development	39	—	16	7	16
Facility closures, severance and related costs	1	—	—	—	1
Gain on sale of business	(2)	—	—	—	(2)
Impairment charges	57	—	54	—	3
Changes in estimates related to expected allowable claims	35	—	15	(1)	21
Equity income	(2)	—	—	—	(2)

Operating income (loss)	20	—	(109)	68	61
Interest expense	(191)	—	(165)	(35)	9
Loss on early extinguishment of debt	(88)	—	(88)	—	—
Other (expense) income, net	(6)	—	(42)	37	(1)
Reorganization items, net	(303)	—	(300)	(2)	(1)
Equity in net earnings of subsidiaries from continuing operations	—	(135)	134	1	—

(Loss) earnings from continuing operations before income taxes	(568)	(135)	(570)	69	68
Income tax expense	(19)	—	—	—	(19)

(Loss) earnings from continuing operations	(587)	(135)	(570)	69	49
Earnings (loss) from discontinued operations, net of tax	14	—	16	(2)	—
(Loss) gain on sale of discontinued operations, net of tax	(12)	—	(32)	—	20

Net (loss) earnings	(585)	(135)	(586)	67	69
Less: net earnings attributable to non-controlling interests	(1)	—	—	—	(1)

Net (loss) earnings attributable to Chemtura	$(586)	$(135)	$(586)	$67	$68

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA (Continued)

Condensed Consolidating Statement of Comprehensive Income
As of December 31, 2010
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net (loss) earnings	$(585)	$(135)	$(586)	$67	$69
Other Comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(26)	—	21	(5)	(42)
Unrecognized pension and other post-retirement benefit costs	(16)	—	(2)	1	(15)

Comprehensive (loss) income	(627)	(135)	(567)	63	12
Comprehensive income attributable to non-controlling interests	(1)	—	—	—	(1)

Comprehensive (loss) income attributable to Chemtura	$(628)	$(135)	$(567)	$63	$11

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA (Continued)

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2010
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(585)	$(135)	$(586)	$67	$69
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operations:
Gain on sale of business	(2)	—	—	—	(2)
Loss (gain) on sale of discontinued operations	12	—	32	—	(20)
Impairment charges	60	—	55	—	5
Loss on early extinguishment of debt	88	—	88	—	—
Depreciation and amortization	175	—	37	88	50
Stock-based compensation expense	10	—	10	—	—
Reorganization items, net	186	—	186	—	—
Changes in estimates related to expected allowable claims	35	—	15	(1)	21
Non-cash contractual post-petition interest expense	113	—	113	—	—
Equity income	(4)	—	—	—	(4)
Changes in assets and liabilities, net	(292)	135	(302)	(61)	(64)

Net cash (used in) provided by operations	(204)	—	(352)	93	55

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	43	—	43	—	—
Capital expenditures	(124)	—	(27)	(49)	(48)

Net cash (used in) provided by investing activities	(81)	—	16	(49)	(48)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Term Loan and Senior Notes	744	—	744	—	—
Payments on Amended DIP Credit Facility	(1)	—	(1)	—	—
Proceeds from DIP Credit Facility, net	(250)	—	(250)	—	—
Repayments of 6.875% Notes due 2016	(138)	—	(94)	(44)	—
Payments on 2007 Credit Facility, net	(54)	—	(54)	—	—
Payments for debt issuance and refinancing costs	(40)	—	(40)	—	—
Payments for make-whole and no-call provisions	(10)	—	(10)	—	—

Net cash provided by (used in) financing activities	251	—	295	(44)	—

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(1)	—	—	—	(1)

Change in cash and cash equivalents	(35)	—	(41)	—	6
Cash and cash equivalents at beginning of year	236	—	82	—	154

Cash and cash equivalents at end of year	$201	$—	$41	$—	$160

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

22) SUMMARIZED UNAUDITED QUARTERLY FINANCIAL DATA

	2012
(In millions, except per share data)	First		Second	Third	Fourth
Net sales	$618		$741	$648	$622
Gross profit	$163		$199	$177	$152
AMOUNTS ATTRIBUTABLE TO CHEMTURA COMMON SHAREHOLDERS:
Earnings from continuing operations, net of tax	$22	(a)	$53 (b)	$32 (c)	$27 (d)
Loss from discontinued operations, net of tax	—		(3)	(23)	(7)

Net earnings attributable to Chemtura	$22		$50	$9	$20

EARNINGS (LOSS) PER SHARE—BASIC AND DILUTED—ATTRIBUTABLE TO CHEMTURA:
Earnings from continuing operations, net of tax	$0.22		$0.53	$0.32	$0.27
Loss from discontinued operations, net of tax	—		(0.03)	(0.23)	(0.07)

Net earnings attributable to Chemtura	$0.22		$0.50	$0.09	$0.20

Basic weighted-average shares outstanding	98.3		98.9	97.9	97.9

Diluted weighted-average shares outstanding	99.1		99.1	98.2	99.0

	2011
	First		Second		Third		Fourth
Net sales	$598		$758		$672		$578
Gross profit	$149		$208		$160		$150
AMOUNTS ATTRIBUTABLE TO CHEMTURA COMMON SHAREHOLDERS:
Earnings from continuing operations, net of tax	$2	(e)	$64	(f)	$4	(g)	$24	(h)
Earnings from discontinued operations, net of tax	5		5		5		10

Net earnings attributable to Chemtura	$7		$69		$9		$34

EARNINGS PER SHARE—BASIC AND DILUTED—ATTRIBUTABLE TO CHEMTURA:
Earnings from continuing operations, net of tax	$0.02		$0.64		$0.04		$0.24
Earnings from discontinued operations, net of tax	0.05		0.05		0.05		0.10

Net earnings attributable to Chemtura	$0.07		$0.69		$0.09		$0.34

Basic weighted-average shares outstanding	100.1		100.3		100.3		99.6

Diluted weighted-average shares outstanding	100.1		100.5		100.5		100.1

(a)
The earnings from continuing operations for the first quarter of 2012 included pre-tax charges for changes in estimates to expected allowable claims of $2 million and reorganization items, net of $2 million.

(b)
The earnings from continuing operations for the second quarter of 2012 included pre-tax charges for facility closures, severance and related costs of $7 million.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

22) SUMMARIZED UNAUDITED QUARTERLY FINANCIAL DATA (Continued)

(c)
The earnings from continuing operations for the third quarter of 2012 included pre-tax charges for facility closures, severance and related costs of $2 million.

(d)
The earnings from continuing operations for the fourth quarter of 2012 included pre-tax charges for facility closures, severance and related costs of $3 million.

(e)
The earnings from continuing operations for the first quarter of 2011 included pre-tax charges for reorganization items of $7 million.

(f)
The earnings from continuing operations for the second quarter of 2011 included pre-tax charges for reorganization items of $6 million.

(g)
The earnings from continuing operations for the third quarter of 2011 included pre-tax charges for reorganization items of $6 million.

(h)
The earnings from continuing operations for the fourth quarter of 2011 included a pre-tax credit for the gain on the sale of a business of $27 million and pre-tax charges for facility closures, severance and related costs of $3 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Chemtura Corporation:

        We have audited the accompanying consolidated balance sheets of Chemtura Corporation and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule II, Valuation and Qualifying Accounts. We also have audited Chemtura Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemtura Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Chemtura Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ KPMG LLP
Stamford, Connecticut February 25, 2013

Item 9:    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A:    Controls and Procedures

(a)   Disclosure Controls and Procedures

        As of December 31, 2012, our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2012 were effective.

(b)   Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2012.

        KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report, which is included elsewhere within this Form 10-K, on the effectiveness of our internal control over financial reporting.

(c)   Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred in the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B:    Other Information

        On February 22, 2013, our Board approved a restructuring plan providing for, among other things, actions to reduce stranded costs related to ongoing strategic initiatives. This plan is expected to preserve pre-divestiture operating margins following our portfolio changes. The total cost of the restructuring plan is estimated to be between $35 million and $45 million, primarily for severance and related costs, accelerated depreciation of property, plant and equipment, and asset retirement obligations. Non-cash charges are estimated to be between $9 million and $11 million with a net cash cost of between $26 million and $34 million. We anticipate recording a pre-tax charge in the range of between $10 million to $15 million in the first quarter of 2013 with all but approximately $8 million being incurred over the balance of 2013. The remainder of the costs being related to decommissioning are expected to be expensed as incurred over a number of years. We anticipate that between $21 million and $29 million of the cash cost will be paid in 2013 with the remainder paid as described above.

 PART III

Item 10:    Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of Chemtura are as follows:

        Craig A. Rogerson, 56, has served as Chairman, President and Chief Executive Officer of Chemtura since December 2008. Previously, Mr. Rogerson served as President, Chief Executive Officer and director of Hercules Incorporated from December 2003 until its acquisition by Ashland, Incorporated on November 13, 2008.

        Chet H. Cross, 54, has served as Executive Vice President and Group President Industrial Engineered and Performance Products since September 2010. From January 2010 to September 2010, Mr. Cross served as Group President Engineered Products. From December 2008 to January 2010, Mr. Cross was Vice President of Operations of Ashland Inc's Ashland Hercules Water Technologies division. Previously, Mr. Cross served for over 20 years with Hercules Incorporated in a variety of positions of increasing responsibility, most recently as General Manager of Hercules' Americas pulp and paper business and President of Hercules Canada.

        Stephen C. Forsyth, 57, has served as Executive Vice President and Chief Financial Officer since April 2007. Mr. Forsyth was also Treasurer from June 2007 to November 2008. Previously, Mr. Forsyth served for 26 years with Hexcel Corporation in a variety of executive capacities, most recently as Executive Vice President and Chief Financial Officer.

        Billie S. Flaherty, 55, has served as Senior Vice President, General Counsel and Secretary since January 2009. Previously, Ms. Flaherty served as Associate General Counsel for Chemtura, having joined Chemtura in October 2005. Prior to joining Chemtura, she served as Vice President, Environmental, Health and Safety for Pitney Bowes Inc.

        Alan M. Swiech, 54, has served as Senior Vice President, Human Resources and Support Services since January 2009. Previously Mr. Swiech served as Vice President, Human Resources for Chemtura, having joined Chemtura in April 2006. Prior to joining Chemtura Mr. Swiech served as Vice President—Administration for Akebono Corporation NA, and President of AMAK LLC. Before that he served as Vice President, Human Resources for Cambridge Industries Inc. and various positions of increasing responsibility with United Technologies Corporation.

        Laurence M. Orton, 40, has served as Vice President and Corporate Controller since November 2012. Mr. Orton was also Vice President, Finance & Investor Relations from 2010 to November 2012, Vice President, Financial Planning and Analysis from 2008 to 2010 and Business Chief Financial Officer of the Performance Specialties Segment from 2006 to 2008. Previously, Mr. Orton served for 7 years with Avecia Group Plc and predecessor company Astra Zeneca.

        Dalip Puri, 40, has served as Vice President, Investor Relations and Treasurer since November 2012 and as Vice President and Treasurer since November 2010. Prior to joining Chemtura, Mr. Puri served as Corporate Treasurer of Hewitt Associates. Before that he served for 7 years with Delphi Corporation in various positions of increasing responsibility, most recently as Global Treasury Director.

        There is no family relationship between any of such officers, and there is no arrangement or understanding between any of them and any other person pursuant to which any such officer was selected as an officer.

        Information relating to our directors and nominees will be included under the caption "Election of Directors" in the 2012 Proxy Statement for our Annual Shareholders Meeting to be held on May 9, 2013 and is incorporated by reference herein. The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions "Section 16(a) Beneficial Ownership

Reporting Compliance" and "Audit Committee" in the 2012 Proxy Statement, and is incorporated by reference herein.

Item 11:    Executive Compensation

        The information required by Item 402 of Regulation S-K will be included under the captions "Executive Compensation" and "Director Compensation" in the 2012 Proxy Statement, and is incorporated by reference herein. The information required by Item 407(e)(4) and 407(e)(5) of Regulation S-K will be included under the captions "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the 2012 Proxy Statement, and that information is incorporated by reference herein.

Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 201(d) of Regulation S-K will be included under the caption "Equity Compensation Plan Information" in the 2012 Proxy Statement, and is incorporated by reference herein.

        The information required by Item 403 of Regulation S-K will be included under the caption "Stock Ownership Information" in the 2012 Proxy Statement, and is incorporated by reference herein.

Item 13:    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 404 of Regulation S-K will be included under the caption "Related Person Transactions" in the 2012 Proxy Statement, and is incorporated by reference herein.

        The information required by Item 407(a) of Regulation S-K will be included under the caption "Director Independence" in the 2012 Proxy Statement, and is incorporated by reference herein.

Item 14:    Principal Accountant Fees and Services

        The information required by this Item will be included under the caption "Independent Audit Fees for 2012" in the 2012 Proxy Statement, and is incorporated by reference herein.

PART IV

Item 15:    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

1.
Financial statements and Report of Independent Registered Public Accounting Firm, as required by Item 8 of this form.

(i)
Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010;

(ii)
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010;

(iii)
Consolidated Balance Sheets as of December 31, 2012 and 2011;

(iv)
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010;

(v)
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2011, and 2010;

(vi)
Notes to Consolidated Financial Statements; and

(vii)
Report of Independent Registered Public Accounting Firm.

2.
Financial Statement Schedule II, Valuation and Qualifying Accounts, required by Regulation S-X is included herein.

3.
The following exhibits are either filed herewith or incorporated herein by reference to the respective reports and registration statements identified in the parenthetical clause following the description of the exhibit:

Exhibit No.		Description
2.1		Joint Chapter 11 Plan of Chemtura Corporation, et al, dated August 4, 2010, as amended (incorporated by reference to Exhibit 2.1 to the Registrant's November 4, 2010 Form 8-K).
2.2
Business Transfer Agreement by and among Chemtura Corporation, Solaris ChemTech Industries Limited and Avantha Holdings Limited, dated September 26, 2012 (incorporated by reference to Exhibit 2.1 to the Registrant's November 4, 2012 Form 10-Q).
3(i	)
Amended and Restated Certificate of Incorporation of Chemtura Corporation (incorporated by reference to Exhibit 3.1 to Chemtura's Registration Statement on Form 8-A filed with the SEC on November 9, 2010).
3(ii	)	Bylaws of Chemtura Corporation (incorporated by reference to Exhibit 3.2 to Chemtura's Registration Statement on Form 8-A filed with the SEC on November 9, 2010).
4.1
Indenture, dated as of August 27, 2010, among Chemtura Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Registrant's August 27, 2010 Form 8-K ("August 27, 2010 8-K")).
4.2
First Supplemental Indenture, dated as of November 9, 2010, among Chemtura Corporation, the guarantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Registrant's November 12, 2010 Form 8-K ("November 12, 2010 8-K")).

Exhibit No.	Description
4.3	Amendment No. 1 to the Senior Secured Revolving Credit Facility Agreement, dated as of March 22, 2011, among Chemtura Corporation and certain of its subsidiaries named therein, as borrowers, Bank of America, N.A., as administrative agent and collateral agent, the other agents party thereto and the Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant's March 28, 2011 Form 8-K).
10.1	2009 Chemtura Corporation Management Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ended June 30, 2009).+
10.2
Senior Secured Term Facility Credit Agreement, dated as of August 27, 2010, among Chemtura Corporation, Bank of America, N.A., as Administrative Agent, the other agents party thereto and the Lenders party thereto (incorporated by reference to Exhibit 4.5 to the Registrant's May 16, 2011 Form 8-K/A).
10.3
Amendment No. 1 to the Senior Secured Term Facility Credit Agreement, dated as of September 27, 2010, among Chemtura Corporation, Bank of America, N.A., as Administrative Agent, the other agents party thereto and the Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant's September 30, 2010 Form 8-K).
10.4
Senior Secured Revolving Credit Facility Agreement, dated as of November 9, 2010, among Chemtura Corporation and certain of its subsidiaries named therein, as borrowers, Bank of America, N.A., as administrative agent and collateral agent, the other agents party thereto and the Initial Lenders and other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant's May 16, 2011 8-K/A).
10.5	Guaranty, dated as of November 9, 2010, pursuant to the Senior Secured Revolving Facility Credit Agreement (incorporated by reference to Exhibit 4.2 to the Registrant's November 12, 2010 8-K).
10.6
Security Agreement, dated as of November 9, 2010, pursuant to the Senior Secured Revolving Facility Credit Agreement (incorporated by reference to Exhibit 4.3 to the Registrant's November 12, 2010 8-K).
10.7	Guaranty, dated as of November 9, 2010, pursuant to the Senior Secured Term Facility Credit Agreement (incorporated by reference to Exhibit 4.5 to the Registrant's November 12, 2010 8-K).
10.8	Security Agreement, dated as of November 9, 2010, pursuant to the Senior Secured Term Facility Credit Agreement (incorporated by reference to Exhibit 4.6 to the Registrant's November 12, 2010 8-K).
10.9	Employment Agreement, dated as of November 9, 2010, between Craig Rogerson and Chemtura Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's November 12, 2010 8-K).+
10.10	Employment Agreement, dated as of November 9, 2010, between Stephen Forsyth and Chemtura Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's November 12, 2010 8-K).+
10.11	Employment Agreement, dated as of November 9, 2010, between Billie Flaherty and Chemtura Corporation (incorporated by reference to Exhibit 10.3 to the Registrant's November 12, 2010 8-K).+

Exhibit No.	Description
10.12	Employment Agreement, dated as of November 9, 2010, between Chet Cross and Chemtura Corporation (incorporated by reference to Exhibit 10.17 to the Registrant's 2010 Form 10-K).+
10.13	Employment Agreement, dated as of November 9, 2010, between Alan Swiech and Chemtura Corporation (incorporated by reference to Exhibit 10.18 to the Registrant's 2010 Form 10-K).+
10.14	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant's November 12, 2010 8-K).+
10.15	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.2 to the Registrant's November 12, 2010 8-K).+
10.16
Chemtura Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Chemtura's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 9, 2010).+
10.17
Chemtura Corporation EIP Settlement Plan (incorporated by reference to Exhibit 99.2 to Chemtura's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 9, 2010).+
10.18
Chemtura Corporation Emergence Award Plan (incorporated by reference to Exhibit 99.3 to Chemtura's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 9, 2010).+
10.19	Chemtura Corporation 2010 Short Term Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant's 2010 Form 10-K).+
10.20	2011 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's March 3, 2011 Form 8-K ("March 3, 2011 8-K")).+
10.21	Amendment No. 1 to Employment Agreement, dated as of March 9, 2011, between Craig Rogerson and Chemtura Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's March 3, 2011 8-K).+
10.22	Amendment No. 1 to Employment Agreement, dated as of March 9, 2011, between Stephen Forsyth and Chemtura Corporation (incorporated by reference to Exhibit 10.3 to the Registrant's March 3, 2011 8-K).+
10.23	Amendment No. 1 to Employment Agreement, dated as of March 9, 2011, between Billie Flaherty and Chemtura Corporation (incorporated by reference to Exhibit 10.4 to the Registrant's March 3, 2011 8-K).+
10.24	Master Agreement, dated as of October 26, 2011, Relating to Multi-Country Receivables Purchase Facilities (incorporated by reference to Exhibit 10.1 to the Registrant's October 27, 2011 Form 8-K).
10.25
Amendment No. 2 to the Senior Secured Revolving Facility Credit Agreement, dated as of December 22, 2011, among Chemtura Corporation and certain of its subsidiaries named therein, as borrowers, Bank of America, N.A., as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant's December 22, 2011 Form 8-K).

Exhibit No.	Description
10.26	Amendment and Supplement to the Senior Secured Term Facility Credit Agreement, dated October 31, 2012, among Chemtura Corporation, Bank of America, N.A., as Administrative Agent and the banks, financial institutions and other institutional lenders parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant's November 5, 2012 Form 10-Q).
10.27
Chemtura Corporation 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Chemtura's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 21, 2012).+
10.28	Amended and Restated Asset Purchase and Contribution Agreement, dated as of January 25, 2013 (incorporated by reference to Exhibit 99.1 to the Registrant's January 28, 2013 Form 8-K).**
10.29	Chemtura Corporation Clawback Policy (incorporated by reference to Exhibit 99.1 to the Registrant's December 13, 2012 Form 8-K).
21	Subsidiaries of the Registrant*
23	Consent of Independent Registered Public Accounting Firm.*
24	Form of Power of Attorney from directors and executive officers of the Registrant authorizing signature of this report (Original on file at principal executive offices of Registrant).*
31.1	Certification of Periodic Financial Reports by the Registrant's Chief Executive Officer (Section 302).*
31.2	Certification of Periodic Financial Reports by the Registrant's Chief Financial Officer (Section 302).*
32.1	Certification of Periodic Financial Reports by the Registrant's Chief Executive Officer (Section 906).*
32.2	Certification of Periodic Financial Reports by the Registrant's Chief Financial Officer (Section 906).*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*
Copies of these Exhibits are filed with this Annual Report on Form 10-K.

**
Disclosure Schedules were omitted pursuant to Item 601(b)(2) of Regulation S-K. Chemtura Corporation agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.

+
This Exhibit is a compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant participate.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMTURA CORPORATION (Registrant)
Date: February 25, 2013	By:	/s/ STEPHEN C. FORSYTH Stephen C. Forsyth Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name		Title

Craig A. Rogerson*	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
Stephen C. Forsyth	By:	/s/ STEPHEN C. FORSYTH Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Laurence M. Orton	By:	/s/ LAURENCE M. ORTON Vice President and Corporate Controller (Principal Accounting Officer)
Jeffrey D. Benjamin*	Director
Timothy J. Bernlohr*	Lead Director
Anna C. Catalano*	Director
Alan S. Cooper*	Director
James W. Crownover*	Director
Robert A. Dover*	Director
Jonathan F. Foster*	Director
John K. Wulff*	Director

Date: February 25, 2013	*By:	/s/ STEPHEN C. FORSYTH Stephen C. Forsyth as attorney-in-fact

Schedule II

Valuation and Qualifying Accounts
(In millions of dollars)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions		Other		Balance at end of year
2012:
Allowance for doubtful accounts	$20	1	(8)	(a)	—		13
Reserve for customer rebates	20	22	(21)	(b)	—		21
2011:
Allowance for doubtful accounts	$24	7	(11)	(a)	—		20
Reserve for customer rebates	20	41	(41)	(b)	—		20
2010:
Allowance for doubtful accounts	$32	3	(10)	(a)	(1)	(c)	24
Reserve for customer rebates	18	36	(35)	(b)	1	(c)	20

(a)
Primarily represents accounts written off as uncollectible (net of recoveries).

(b)
Primarily represents payment to the customers.

(c)
Primarily represents the translation effect of balances denominated in foreign currencies.