Form 10-Q
period 2013-03-31
Chemtura CORP
filed 2013-05-02
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of shares of common stock outstanding as of the latest practicable date is as follows

Class	Number of shares outstanding at March 31, 2013
Common Stock - $.01 par value	98,307,243

CHEMTURA CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.                Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Quarters ended March 31, 2013 and 2012

(In millions, except per share data)

	Quarters ended March 31,
	2013	2012
Net sales	$606	$618

Cost of goods sold	480	455
Selling, general and administrative	70	79
Depreciation and amortization	31	29
Research and development	9	12
Facility closures, severance and related costs	14	—
Changes in estimates related to expected allowable claims	—	2
Equity loss	2	1
Operating income	—	40
Interest expense	(16)	(14)
Other income (expense), net	3	(3)
Reorganization items, net	—	(2)
(Loss) earnings from continuing operations before income taxes	(13)	21
Income tax (expense) benefit	(8)	1
(Loss) earnings from continuing operations	(21)	22
Loss from discontinued operations, net of tax	(2)	—
Net (loss) earnings attributable to Chemtura	$(23)	$22
Basic and diluted per share information - attributable to Chemtura
(Loss) earnings from continuing operations	$(0.21)	$0.22
Loss from discontinued operations, net of tax	(0.02)	—
Net (loss) earnings attributable to Chemtura	$(0.23)	$0.22
Weighted average shares outstanding - Basic	98.2	98.3
Weighted average shares outstanding - Diluted	98.2	99.1

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

Quarters ended March 31, 2013 and 2012

(In millions)

	Quarters ended March 31,
	2013	2012
Net (loss) earnings	$(23)	$22
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(23)	22
Unrecognized pension and other post-retirement benefit costs	(1)	2
Comprehensive (loss) income attributable to Chemtura	$(47)	$46

See accompanying notes to Consolidated Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2013 (Unaudited) and December 31, 2012

(In millions, except par value data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$251	$363
Accounts receivable, net	470	405
Inventories, net	521	468
Other current assets	144	142
Current assets of discontinued operations	228	234
Total current assets	1,614	1,612
NON-CURRENT ASSETS
Property, plant and equipment, net	734	719
Goodwill	173	177
Intangible assets, net	337	348
Other assets	166	174
Total assets	$3,024	$3,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$6	$5
Accounts payable	218	175
Accrued expenses	189	194
Income taxes payable	8	12
Current liabilities of discontinued operations	123	125
Total current liabilities	544	511
NON-CURRENT LIABILITIES
Long-term debt	882	871
Pension and post-retirement health care liabilities	384	393
Other liabilities	188	187
Total liabilities	1,998	1,962
STOCKHOLDERS’ EQUITY
Common stock - $0.01 par value Authorized - 500.0 shares Issued - 100.4 shares at March 31, 2013 and December 31, 2012	1	1
Additional paid-in capital	4,367	4,366
Accumulated deficit	(2,871)	(2,848)
Accumulated other comprehensive loss	(452)	(428)
Treasury stock- at cost - 2.1 shares at March 31, 2013 and 2.4 shares at December 31, 2012	(26)	(30)
Total Chemtura stockholders’ equity	1,019	1,061
Non-controlling interest - discontinued operations	7	7
Total stockholders’ equity	1,026	1,068
Total liabilities and stockholders’ equity	$3,024	$3,030

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Quarters ended March 31, 2013 and 2012

(In millions)

	Quarters ended March 31,
	2013	2012
Increase (decrease) in cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(23)	$22
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Impairment charges	—	1
Depreciation and amortization	32	33
Stock-based compensation expense	5	7
Reorganization items, net	—	1
Changes in estimates related to expected allowable claims	—	2
Equity income	—	(1)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(69)	(94)
Inventories	(58)	(53)
Accounts payable	45	34
Pension and post-retirement health care liabilities	(7)	(19)
Other	—	(22)
Net cash used in operating activities	(75)	(89)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(49)	(29)
Net cash used in investing activities	(49)	(29)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from ABL Facility, net	—	59
Proceeds from other long-term borrowings	13	—
Payments on other long-term borrowings	(1)	—
Payments on other short-term borrowings, net	—	(1)
Proceeds from exercise of stock options	1	—
Net cash provided by financing activities	13	58
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(2)	2
Change in cash and cash equivalents	(113)	(58)
Cash and cash equivalents at beginning of period	365	180
Cash and cash equivalents at end of period	$252	$122
Cash and cash equivalents at end of period - Continuing operations	$251	$120
Cash and cash equivalents at end of period - Discontinued operations	$1	$2

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

The information in the foregoing Consolidated Financial Statements for the quarters ended March 31, 2013 and 2012 is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to our Consolidated Financial Statements.

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

Certain prior year amounts have been reclassified to conform to the current year’s presentation of discontinued operations (see Note 2 - Acquisitions and Divestitures).  These changes did not have a material impact on previously reported results of operations, cash flows or financial position.

We operated as a debtor-in-possession (“DIP”) under the protection of the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) from March 18, 2009 (the “Petition Date”) through November 10, 2010 (the “Effective Date”).  From the Petition Date through the Effective Date, our Consolidated Financial Statements were prepared in accordance with Accounting Standards Codification (“ASC”) Section 852-10-45, Reorganizations — Other Presentation Matters (“ASC 852-10-45”) which requires that financial statements, for periods during the pendency of our voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11”) filings, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain income, expenses, realized gains and losses and expenses for losses that are realized or incurred in the Chapter 11 cases are recorded in Reorganization items, net in our Consolidated Statements of Operations.  As of March 31, 2013, the Bankruptcy Court has entered orders granting final decrees closing all of the Debtors’ Chapter 11 cases except the Chapter 11 case of Chemtura Corporation.

The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the period ended December 31, 2012 (the “2012 Annual Report on Form 10-K”).  The consolidated results of operations for the quarter ended March 31, 2013 are not necessarily indicative of the results expected for the full year.

Accounting Policies and Other Items

Cash and cash equivalents include bank term deposits with original maturities of three months or less.

Included in accounts receivable are allowances for doubtful accounts of $13 million as of March 31, 2013 and December 31, 2012.

During the quarters ended March 31, 2013 and 2012, we made interest payments of approximately $25 million and $23 million, respectively.  During the quarters ended March 31, 2013 and 2012, we made payments for income taxes (net of refunds) of $3 million and $12 million, respectively.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  The guidance in ASU 2013-02 requires an organization to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  The guidance in ASU 2013-02 is effective for fiscal years beginning after December 15, 2012.  The adoption of this guidance did not have a material impact on our results of operations or financial position because it only provides for enhanced disclosure requirements.  Accordingly, we have included enhanced footnote disclosure for the quarter ended March 31, 2013 (see Note 9 - Accumulated Other Comprehensive Loss).

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

Divestitures

Antioxidant Divestiture

On November 9, 2012, we entered into an asset purchase agreement with SK Blue Holdings, Ltd. (“SK”), an affiliate of SK Capital Partners III, L.P. to sell substantially all the assets of our antioxidant and UV stabilizers (the “Antioxidant”) business for $200 million, $190 million to be paid in cash at closing plus a $10 million seller note.  The assets to be sold include, among others, trade receivables, inventory, our equity interest in two joint ventures, certain dedicated plants in the U.S., France and Germany, and certain dedicated assets in shared facilities and SK agreed to assume certain liabilities (the “Antioxidant Sale”).  We will retain assets that are shared with our other business components that exist in certain locations globally and utilize those assets under supply agreements with SK.

On January 25, 2013, we entered into an Amended and Restated Asset Purchase and Contribution Agreement with SK and Addivant USA Holdings Corp. (“Addivant”) whereby SK and Addivant agreed, in addition to purchasing substantially all the assets of our Antioxidant business, to assume certain additional pension and environmental liabilities totaling approximately $93 million.  The agreement provides for the actuarial valuation of net pension liabilities to be assumed to be updated shortly before the closing of the transaction.  To the extent the updated values are a reduction of the net pension liability, the difference will be applied to increase, by an equal amount, the value of the seller note to be issued at closing.  To the extent the updated values are an increase in the net pension liability, the increase will be applied in equal amount first to reduce the value of the seller note and then if the seller note is extinguished, as a reduction to the cash consideration.  Based on the January 25, 2013 terms, the consideration payable at closing of $107 million will consist of $97 million in cash, $9 million in preferred stock to be issued by Addivant and a seller note of $1 million subject to customary closing conditions and adjustments for working capital changes.  The transaction closed on April 30, 2013.  We anticipate recording a non-cash loss during the second quarter of 2013 primarily related to the release of currency translation adjustments and accumulated other comprehensive loss (“AOCL”) related to the transfer of the pension obligations, among other items.

As a result of entering into this transaction, we determined that discontinued operations treatment applied.  The assets and liabilities included in the Antioxidant Sale have been presented as assets and liabilities of discontinued operations and earnings and direct costs associated with the Antioxidant business have been presented as loss from discontinued operations, net of tax for the current and comparative periods.  All applicable disclosures included in the accompanying footnotes have been updated to reflect the Antioxidant business as a discontinued operation.

The following is a summary of our assets and liabilities of discontinued operations related to the Antioxidant business as of March 31, 2013 and December 31, 2012.

(In millions)	March 31, 2013	December 31, 2012
Cash and cash equivalents	$1	$2
Accounts receivable	59	61
Inventories	75	78
Other current assets	3	4
Property, plant and equipment	44	44
Intangible assets, net	14	14
Other assets	32	31
Assets of discontinued operations	$228	$234

Accounts payable	$28	$29
Accrued expenses	5	4
Income taxes payable	—	1
Pension and post-retirement health care liabilities	80	80
Other liabilities	10	11
Liabilities of discontinued operations	$123	$125

Loss from discontinued operations for the quarters ended March 31, 2013 and 2012 consist of the following:

	Quarters ended March 31,
(In millions)	2013	2012

Net sales	$90	$90
Pre-tax loss from discontinued operations	$(2)	$—
Income tax benefit	—	—
Loss from discontinued operations, net of taxes	$(2)	$—

A portion of certain functional and other expenses that are managed company-wide that are allocated to the Antioxidant business do not transfer directly under the Antioxidant Sale.  As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under loss from discontinued operations, net of tax.  These costs approximate $4 million for the quarters ended March 31, 2013 and 2012.

Tetrabrom Joint Venture Divestiture

On November 28, 2011, we sold our 50% interest in Tetrabrom Technologies Ltd. for net consideration of $38 million. The consideration will be paid over a three year period.  The first and second payments, net of tax were paid in April 2012 and April 2013.  A pre-tax gain of $27 million was recorded on the sale in the fourth quarter of 2011.

3)                                     RESTRUCTURING AND ASSET IMPAIRMENT ACTIVITIES

Restructuring

On February 22, 2013, our Board of Directors (the “Board”) approved a restructuring plan providing for, among other things, actions to reduce stranded costs related to ongoing strategic initiatives.  This plan is expected to preserve pre-divestiture operating margins following our portfolio changes.  The total cost of the restructuring plan is estimated to be between $35 million and $45 million, primarily for severance and related costs, accelerated depreciation of property, plant and equipment, and asset retirement obligations.  Non-cash charges are estimated to be between $9 million and $11 million with a net cash cost of between $26 million and $34 million.  We recorded a pre-tax charge of $14 million in the first quarter of 2013 which included $11 million for severance and related costs and $3 million related to professional fees, and expect all but approximately $4 million to $8 million to be incurred throughout 2013.  The remainder of the costs being related to decommissioning are expected to be expensed as incurred over a number of years.

On April 30, 2012, our Board approved a restructuring plan providing for, among other things, the closure of our Antioxidant business manufacturing facility in Pedrengo, Italy.  The Board also approved actions to improve the operating effectiveness of certain global corporate functions.  This plan is intended to achieve significant gains in efficiency and costs.  The total cost of the restructuring plan was estimated to be approximately $40 million of which approximately $6 million will consist of non-cash charges.

During 2012, we recorded pre-tax charges of $33 million which included $4 million for accelerated depreciation of property, plant and equipment included in depreciation and amortization, $2 million for accelerated asset retirement obligations included in cost of goods sold, $12 million for severance and professional fees related to corporate initiatives, $5 million for severance and other obligations related to the Pedrengo closure and $10 million reflecting the write-off of a receivable for which collection is no longer probable as a result of these restructuring actions.  We recorded an additional pre-tax charge of $1 million in the quarter ended March 31, 2013, primarily for accelerated depreciation related to the Pedrengo closure.  All charges related to the Pedrengo closure have been included in loss from discontinued operations, net of tax, due to the pending sale of our Antioxidants business.  The Pedrengo plant ceased operations March 31, 2013 and asset retirement work has begun.  We will retain this property after the sale of the Antioxidants business is complete and anticipate selling it after all retirement and remediation work is completed.

A summary of the changes in the liabilities established for restructuring programs is as follows:

(In millions)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at December 31, 2012	$8	$—	$8
2013 charge	11	3	14
Cash payments	(2)	(3)	(5)
Balance at March 31, 2013	$17	$—	$17

At March 31, 2013 and December 31, 2012, the balance of these reserves were included in accrued expenses in our Consolidated Balance Sheet.

Asset Impairment Review

During the first quarter of 2013, we completed an assessment of an initiative to monetize the assets of one of our businesses.  As of March 31, 2013, we considered it more-likely-than-not that the initiative would become effective during 2013.  In performing the impairment analysis, we probability weighted the possible outcomes of the initiative as of March 31, 2013.  Based on this analysis, the expected undiscounted cash flows were sufficient to recover the carrying values of assets of the business component to which the initiative relates.  As a result, we concluded that no impairment existed at March 31, 2013.  However, changes in the underlying details or probability of occurrence of the initiative could materially impact the results of our analysis in future quarters.

4)                                     INVENTORIES

	March 31,	December 31,
(In millions)	2013	2012
Finished goods	$349	$320
Work in process	37	33
Raw materials and supplies	135	115
	$521	$468

Included in the above net inventory balances are inventory obsolescence reserves of approximately $18 million and $17 million at March 31, 2013 and December 31, 2012, respectively.

5)                                     PROPERTY, PLANT AND EQUIPMENT

	March 31,	December 31,
(In millions)	2013	2012
Land and improvements	$71	$72
Buildings and improvements	222	223
Machinery and equipment	1,217	1,221
Information systems equipment	190	189
Furniture, fixtures and other	30	30
Construction in progress	140	111
	1,870	1,846
Less: accumulated depreciation	1,136	1,127
	$734	$719

Depreciation expense from continuing operations was $23 million and $21 million for the quarters ended March 31, 2013 and 2012, respectively.

6)                                     GOODWILL AND INTANGIBLE ASSETS

Our goodwill balance was $173 million at March 31, 2013 and $177 million at December 31, 2012. The goodwill is allocated to the Industrial Performance Products segment.  The goodwill balance at March 31, 2013 and December 31, 2012 reflected accumulated impairments of $90 million.

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

Our intangible assets (excluding goodwill) are comprised of the following:

	March 31, 2013			December 31, 2012
(In millions)	Gross Cost	Accumulated Amortization	Net Intangibles	Gross Cost	Accumulated Amortization	Net Intangibles
Patents	$109	$(66)	$43	$110	$(66)	$44
Trademarks	235	(70)	165	238	(68)	170
Customer relationships	129	(43)	86	130	(42)	88
Production rights	46	(34)	12	46	(32)	14
Other	73	(42)	31	74	(42)	32
Total	$592	$(255)	$337	$598	$(250)	$348

The decrease in gross intangible assets since December 31, 2012 is primarily due to foreign currency translation of $8 million offset by additions of $2 million.

Amortization expense from continuing operations related to intangible assets amounted to $8 million for the quarters ended March 31, 2013 and 2012.

7)                                     DEBT

Our debt is comprised of the following:

	March 31,	December 31,
(In millions)	2013	2012
7.875% Senior Notes due 2018	$453	$452
Term Loan due 2016	418	418
Other borrowings	17	6
Total Debt	888	876
Less: Other short-term borrowings	(4)	(3)
Less: Current portion of Term Loan	(2)	(2)
Total Long-term debt	$882	$871

Financing Facilities

On August 27, 2010, we completed a private placement offering under Securities and Exchange Commission (“SEC”) Rule 144A of $455 million aggregate principal amount of 7.875% senior notes due 2018 (the “Senior Notes”) at an issue price of 99.269% in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933.  We also entered into a senior secured term facility credit agreement due 2016 (the “Term Loan”) with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Term Loan permits us to increase the size of the facility by up to $125 million.  On October 31, 2012, we exercised the accordion feature of our Term Loan and borrowed the additional $125 million for the purpose of funding potential investment opportunities and for general corporate purposes.  Accordingly, we recognized a $1 million charge for the year ended December 31, 2012 for loss on early extinguishment of debt resulting from the write-off of deferred financing costs and miscellaneous fees.  An additional $1 million in arranger fees were written-off to interest expense for the year end December 31, 2012.  On November 10, 2010, we entered into a five-year senior secured revolving credit facility available through 2015 (the “ABL Facility”) with Bank of America, N.A., as administrative agent and the other lenders party thereto for an amount up to $275 million, subject to availability under a borrowing base (with a $125 million letter of credit sub-facility).  The ABL Facility permits us to increase the size of the facility by up to $125 million subject to obtaining lender commitments to provide such increase.

At March 31, 2013, we had no borrowings under the ABL Facility and $15 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility.  At December 31, 2012, we had no borrowings under the ABL Facility, but we had $14 million of outstanding letters of credit.  At March 31, 2013 and December 31, 2012, we had approximately $260 million and $199 million, respectively of undrawn availability under the ABL Facility.

These facilities contain covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures.  The Term Loan requires that we meet certain quarterly financial maintenance covenants including a maximum Secured Leverage Ratio (as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0.  The ABL Facility contains a springing financial covenant requiring a minimum trailing 12-month fixed charge coverage ratio (as defined in the agreement) of 1.1 to 1.0 at all times during any period from the date when the amount available for borrowings under the ABL Facility falls below the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments until such date such available amount has been equal to or greater than the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments for 45 consecutive days.  As of March 31, 2013, we were in compliance with the covenant requirements of these financing facilities.

On March 29, 2013, we entered into a promissory note in the principal sum of $7 million with a term of six years bearing interest at a rate of 5.29% per annum to finance the cost of certain information technology software licenses.  The principal of note is to be repaid in equal monthly installments over its term.

In December 2012, we entered into a CNY 250 million (approximately $40 million) 5 year secured credit facility available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch (“ABC Bank”).  The China Bank Facility will be used for funding construction of our manufacturing facility in Nantong, China.  The China Bank Facility is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd.  The loans under the China Bank Facility bear interest at a rate determined from time to time by ABC Bank base on the prevailing People Bank of China Lending Rate.  At March 31, 2013, we had borrowings of $5 million under the China Bank Facility.  Repayments of principal will be made in semi-annual installments from December 2014 through December 2017.

Accounts Receivable Financing Facility

On October 26, 2011, certain of our European subsidiaries (the “Sellers”) entered into a trade receivables financing facility (the “A/R Financing Facility”) with GE FactoFrance SAS as purchaser (the “Purchaser”).  Pursuant to the A/R Financing Facility, and subject to certain conditions stated therein, the Purchaser has agreed to purchase from the Sellers, on a revolving basis, certain trade receivables up to a maximum amount outstanding at any time of €68 million (approximately $87 million).  The monthly financing fee on the drawn portion of the A/R Financing Facility is the applicable Base Rate plus 1.50%.  In addition, the A/R Financing Facility is subject to a minimum commission on the annual volume of transferred receivables.  We had no outstanding advances under the A/R Financing Facility for the period ending December 31, 2012.  We utilized this facility during 2012, however, in December 2012 we agreed with the Purchaser to suspend the facility in light of internal plans to change which of our European entities invoice sales to customers.

8)            INCOME TAXES

We reported an income tax expense of $8 million and an income tax benefit of $1 million for the quarters ended March 31, 2013 and 2012, respectively.  We have increased our U.S. net operating loss and associated valuation allowance for the first quarter of 2013 U.S. loss.  We have offset our prior period year-to-date U.S. income with net operating loss carryforwards and reduced the associated valuation allowance.  We will continue to adjust our tax provision through the establishment or reduction of non-cash valuation allowances until we determine that it is more-likely than not that the net deferred tax assets associated with our U.S. operations will be utilized.

We have net liabilities related to unrecognized tax benefits of $39 million and $41 million at March 31, 2013 and December 31, 2012, respectively. The decrease is primarily due to currency fluctuation.

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

9)            ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss (“AOCL”), net of tax at March 31, 2013 and December 31, 2012, are as follows:

(in millions)	Foreign Currency Translation Adjustments	Unrecognized Pension and Other Post- Retirement Benefit Costs	Total
As of December 31, 2012	$47	$(475)	$(428)
Other comprehensive loss before reclassifications	(23)	(7)	(30)
Amounts reclassified from AOCL	—	6	6
Net current period other comprehensive loss	(23)	(1)	(24)
As of March 31, 2013	$24	$(476)	$(452)

The following table summarizes the reclassifications from AOCL to the Condensed Consolidated Statement of Operations for the quarter ended March 31, 2013:

	Quarter Ended
	March 31, 2013
(in millions)	Amount Reclassified from AOCL	Affected line item in the consolidated statement of operations
Defined benefit pension plan items:
Amortization of prior-service costs (a)	$1	See Note (a)
Amortization of actuarial losses (a)	(7)	See Note (a)
Net of tax	$(6)

(a) These items are included in the computation of net periodic benefit pension cost (see Note 12 - Pension and other Post-Retirement Plans for additional information).

10)          EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings per common share is based on the weighted average number of common and common share equivalents outstanding.  The computation of diluted earnings per common share equals the basic earnings per common share for the quarter ended March 31, 2013, since the common stock equivalents were anti-dilutive as a result of a loss from continuing operations.  Common stock equivalents amounted to 1.4 million shares for the quarter ended March 31, 2013.

The following is a reconciliation of the shares used in the computation of earnings per share:

	Quarters ended March 31,
(In millions)	2013	2012
Weighted average shares outstanding - Basic	98.2	98.3
Dilutive effect of common share equivalents	—	0.8
Weighted average shares outstanding - Diluted	98.2	99.1

On October 18, 2011, we announced that our Board had authorized us to repurchase up to $50 million of our common stock over the next twelve months.  On July 31, 2012, our Board authorized an increase in our share repurchase program from $50 million to up to $100 million and extended the program through November 2013. The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  There were no purchases during the quarter ended March 31, 2013.  As of March 31, 2013, we had total re-purchases of 3.4 million shares for a cost of $41 million under this program.

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

Stock-based compensation expense was $5 million and $7 million for the quarters ended March 31, 2013 and 2012, respectively.  Stock-based compensation expense was primarily reported in SG&A.

Stock Option Plans

In March 2013, the compensation committee of our Board (the “Compensation Committee”) approved the grant of 0.4 million NQOs under the 2013 long-term incentive awards (the “2013 Awards”).  These options vest ratably over a three-year period.

In March 2012, the Compensation Committee approved the grant of 0.8 million NQOs under the 2012 long-term incentive awards (the “2012 Awards”).  These options vest ratably over a three-year period.

We use the Black-Scholes option-pricing model to determine the fair value of NQOs.  We have elected to recognize compensation cost for awards of NQOs equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average per share fair value of stock options granted during the quarters ended March 31, 2013 and 2012 was $9.92 and $8.14, respectively.

Total remaining unrecognized compensation expense associated with unvested NQOs at March 31, 2013 was $8 million, which will be recognized over the weighted average period of approximately 2 years.

Restricted Stock Units and Performance Shares

In March 2013, the Compensation Committee approved the grant of 0.2 million time-based RSUs under the 2013 Awards.  These RSUs vest ratably over a three-year period.

In March 2013, the Compensation Committee approved the grant of 0.2 million performance shares under the 2013 Awards.  The share grant is subject to a performance multiplier of up to 2 times the targeted award.  The performance measurement period is the three calendar year period ending December 31, 2015, the performance share metric used will be our relative total shareholder return against the companies comprising the Russell 3000 Index, and the performance shares will be settled on March 1, 2016.  We used the Monte-Carlo simulation model to determine the fair value of the performance shares.  Using this method, the average per share fair value of these awards was $27.27.

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

Total remaining unrecognized compensation expense associated with unvested time-based RSUs and performance shares at March 31, 2013 was $18 million, which will be recognized over the weighted average period of approximately 2 years.

Employee Stock Purchase Plan

In May 2012, our shareholders approved the Chemtura Corporation 2012 Employee Stock Purchase Plan (the “ESPP”).  This plan permits eligible employees to annually elect to have up to 10% of their compensation withheld and applied to the purchase of shares of Chemtura’s common stock.  Purchases are made at the end of quarterly offering periods and are based on the lower of the fair market value of the shares on the first and last trading days during the offering period.  The first offering period was for the calendar quarter ending September 30, 2012.  A total of one million shares are authorized to be issued under the ESPP, including up to 0.1 million shares per offering period and 0.3 million shares per plan year.  As of March 31, 2013, approximately 0.9 million shares are available for future issuance under this plan.

12)          PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of our defined benefit plans net periodic benefit (credit) cost for the quarters ended March 31, 2013 and 2012 are as follows:

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Quarters ended March 31,		Quarters ended March 31,		Quarters ended March 31,
(In millions)	2013	2012	2013	2012	2013	2012
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	10	11	5	5	1	1
Expected return on plan assets	(14)	(14)	(6)	(5)	—	—
Amortization of prior service cost	—	—	—	—	(1)	(1)
Amortization of actuarial losses	5	4	1	—	1	1
Net periodic benefit cost	$1	$1	$1	$1	$1	$1

We contributed $1 million to our U.S. non-qualified pension plans and $1 million to our international pension plans for the quarter ended March 31, 2013.  Contributions to post-retirement health care plans for the quarter ended March 31, 2013 were $3 million.

On November 18, 2009, the Bankruptcy Court entered an order (the “2009 OPEB Order”) approving, in part, our motion (the “2009 OPEB Motion”) requesting authorization to modify certain post-retirement welfare benefits (the “OPEB Benefits”) under our post-retirement welfare benefit plans (the “OPEB Plans”), including the OPEB Benefits of certain Uniroyal salaried retirees (the “Uniroyal Salaried Retirees”).  On April 5, 2010, the Bankruptcy Court entered an order denying the Uniroyal Salaried Retirees’ motion to reconsider the 2009 OPEB Order based, among other things, on the Uniroyal Salaried Retirees’ failure to file a timely objection to the 2009 OPEB Motion.  On April 8, 2010, the Uniroyal Salaried Retirees appealed the Bankruptcy Court’s April 5, 2010 order and on April 14, 2010, sought a stay pending their appeal (the “Stay”) of the 2009 OPEB Order as to our right to modify the OPEB Benefits.  On April 21, 2010, the Bankruptcy Court ordered us not to modify the Uniroyal Salaried Retirees’ OPEB Benefits pending a hearing and decision as to the Stay.  After consulting with the official committees of unsecured creditors and equity security holders, we requested that the Bankruptcy Court have a hearing to decide, as a matter of law, whether we have the right to modify the OPEB Benefits of the Uniroyal Salaried Retirees as requested in the 2009 OPEB Motion.  In November 2011, we reached an agreement in principle with a steering committee of the Uniroyal Salaried Retirees resolving all disputes concerning the 2009 OPEB Motion.  On February 21, 2012, we filed a motion with the Bankruptcy Court seeking approval of a settlement stipulation with the steering committee of the Uniroyal Salaried Retirees based upon the prior agreement in principle and authorizing us to implement changes to the OPEB Benefits of all Uniroyal Salaried Retirees based upon the settlement stipulation and as a partial grant of the relief requested in the 2009 OPEB Motion.  The Bankruptcy Court approved the motion at a hearing held on March 29, 2012.  The changes were communicated to the participants in May 2012.  The impact of the change was an $8 million increase to the projected benefit obligation, which we recorded in the second quarter of 2012 as an increase to the pension and post-retirement healthcare liabilities, with an offset to AOCL on our Consolidated Balance Sheet at December 31, 2012.

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

There is also an evaluation being undertaken as to whether additional benefit obligations exist in connection with the equalization of certain benefits under the UK Pension Plan that occurred in the early 1990s.  Based on the results of the evaluation to date, $8 million of expense was recorded in the fourth quarter of 2011, which may be subject to adjustment as further information is gathered as part of the evaluation.  Upon completion of the evaluation and the finalization of the liability with respect to additional benefit obligations, additional cash contributions to the UK Pension Plan may be required starting in 2013.  There were no changes resulting from the evaluation during the first quarter of 2013.

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

In April 2012, we purchased two forward contracts with a notional amount totaling $25 million to reduce the risk of currency exposure related to the remaining two annual installments of proceeds from the sale of our 50% interest in Tetrabrom Technologies Ltd. in 2011.  We use fair value accounting methods for these contracts and have recorded a loss of $1 million reflecting the changes in the fair market value of these contracts in other income, net in our Consolidated Statement of Operations for the quarter ended March 31, 2013.  The resulting net liability of the changes in fair market value of these contracts of $1 million has been accounted for in other current assets and other assets in our Consolidated Balance Sheet.

During the first quarter of 2013, we entered into a zero cost collar contract and an additional forward contract to reduce the risk of currency exposure related to the Euro in one of our consolidated subsidiaries.  These contracts mature at various times during the second quarter of 2013.  We use fair value accounting methods for these contracts and have recorded a gain of $3 million reflecting the changes in fair market value of these contracts in other income, net in our Consolidated Statement of Operations for the quarter ended March 31, 2013.  The resulting net asset of the changes in fair market value of these contracts of $3 million has been accounted for in other current assets in our Consolidated Balance Sheet as of March 31, 2013.

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

The following table presents the carrying amounts and estimated fair values of material financial instruments used by us in the normal course of business:

	As of March 31, 2013		As of December 31, 2012
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Total debt	$888	$935	$876	$920

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

Level 1 fair value measurements in 2013 and 2012 included securities purchased in connection with the deferral of compensation, our match and investment earnings related to the supplemental savings plan.  These securities are considered our general assets until distributed to the participant and are included in other assets in our Consolidated Balance Sheets.  A corresponding liability is included in other liabilities at March 31, 2013 and December 31, 2012 in our Consolidated Balance Sheets.  Quoted market prices were used to determine fair values of these Level 1 investments which are held in a trust with a third-party brokerage firm.  The fair value of the asset and corresponding liability was $2 million at March 31, 2013 and December 31, 2012.

Level 2 fair value measurements are used to value our financial instruments subject to foreign currency exchange risk (see Note 13 — Derivative Instruments and Hedging Activities.)  For the three months ended March 31, 2013, there were no transfers into or out of Levels 1 and 2.

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

The following is a summary of the change in the carrying amount of the asset retirement obligations for the quarters ended March 31, 2013 and 2012 and the net book value of assets related to the asset retirement obligations at March 31, 2013 and 2012:

	Quarters ended March 31,
(In millions)	2013	2012
Asset retirement obligation balance at beginning of period	$20	$21
Payments	(1)	(1)
Asset retirement obligation balance at end of period	$19	$20
Net book value of asset retirement obligation assets at end of period	$—	$1

Depreciation expense for the quarters ended March 31, 2013 and 2012 was less than $1 million.

At March 31, 2013 and December 31, 2012, $5 million and $6 million, respectively of asset retirement obligations were included in accrued expenses and $14 million were included in other liabilities in our Consolidated Balance Sheet.

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

On May 4, 2012, the Bankruptcy Court entered an order disallowing and expunging the last two general unsecured claims in Chemtura’s Chapter 11 case.

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

As of December 31, 2012, there were no remaining undisbursed amounts in the Disputed Claims Reserve.

On January 31, 2013, the Bankruptcy Court granted Chemtura’s motion to enforce the discharge injunction under the Plan.  On February 7, 2013, the Bankruptcy Court entered a written order consistent with its ruling.  On February 20, 2013, the claimants appealed the Bankruptcy Court’s February 7, 2013 order, and the appeal is pending in the Bankruptcy Court.

As of March 31, 2013, the Bankruptcy Court has entered orders granting final decrees closing all of the Debtors’ Chapter 11 cases except the Chapter 11 case of Chemtura Corporation.

Reorganization items, net was less than $1 million for the quarter ended March 31, 2013.  Reorganization items, net was $2 million for the quarter ended March 31, 2012, which included $1 million for professional fees and $1 million for claim settlements.  Claim settlements represent the difference between the settlement amount of certain pre-petition obligations (which for obligations settled in common stock are based on the fair value of our stock at the issuance date) and the corresponding carrying value of the recorded liabilities.

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

On September 17, 2012, our subsidiary Great Lakes Chemical Corporation received an enforcement notice from the United States Department of Justice acting on behalf of the Environmental Protection Agency (“EPA”) which has alleged violations of a National Pollution Discharge Elimination System Permit issued under the Clean Water Act in conjunction with its facility in El Dorado, Arkansas.  The EPA is seeking injunctive relief and civil penalties.  While the calculated penalty is approximately $5 million, we believe the matter will be settled for an amount significantly lower than the calculated penalty and will not have a material effect.

The total amount accrued for environmental liabilities as of March 31, 2013 and December 31, 2012 was $100 million and $84 million, respectively.  At March 31, 2013 and December 31, 2012, $22 million and $15 million, respectively, of these environmental liabilities were reflected as accrued expenses and $78 million and $69 million, respectively, were reflected as other liabilities.  We estimate that the reasonably possible ongoing environmental liabilities could range up to $116 million at March 31, 2013.  Our accruals for environmental liabilities include estimates for determinable clean-up costs.  We recorded  pre-tax charges of $20 million for the quarter ended March 31, 2013 which included a $21 million charge related to a legacy non-operating site in France, and made payments of $3 million during the quarter ended March 31, 2013 for clean-up costs, which reduced our environmental liabilities.  At certain sites, we have contractual agreements with certain other parties to share remediation costs.  As of March 31, 2013, no receivables are outstanding related to these agreements.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.  We intend to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  However, the final cost of clean-up at these sites could exceed our present estimates, and could have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations, or cash flows.  Our estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites.

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

Guarantees

In addition to the letters of credit of $15 million and $14 million outstanding at March 31, 2013 and December 31, 2012, respectively, we have guarantees that have been provided to various financial institutions.  At March 31, 2013 and December 31, 2012, we had $12 million of outstanding guarantees.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking and credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

We have applied the disclosure provisions of ASC Topic 460, Guarantees (“ASC 460”), to our agreements that contain guarantee or indemnification clauses.  We are a party to several agreements pursuant to which we may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which we have an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and/or provide project capital.  Such obligations mature through May 2016.  In the event that any of the joint venture companies were to default on these loan obligations, we would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At March 31, 2013 and December 31, 2012, the maximum potential future principal and interest payments due under these guarantees were $3 million.  In accordance with ASC 460, we have accrued less than $1 million in reserves, which represents the probability weighted fair value of these guarantees at March 31, 2013 and December 31, 2012.  The reserve has been included in other liabilities on our Consolidated Balance Sheet at March 31, 2013 and December 31, 2012 with an offset to the investment included in other assets.

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

18)          BUSINESS SEGMENT DATA

We evaluate a segment’s performance based on several factors, of which the primary factor is operating income (loss).  In computing operating income (loss) by segment, the following items have not been deducted:  (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs; and (4) changes in estimates related to expected allowable claims.  Pursuant to ASC Topic 280, Segment Reporting (“ASC 280”), these items have been excluded from our presentation of segment operating income (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

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

On November 9, 2012, we announced the sale of our Antioxidant business.  As a result of entering into this transaction, the assets and liabilities included in the Antioxidant Sale have been presented as assets and liabilities of discontinued operations and earnings and direct costs associated with the Antioxidant business have been presented as loss from discontinued operations, net of tax.  The Antioxidant business was formerly included in the Industrial Performance Product segment.

Industrial Engineered Products

Industrial Engineered Products are chemical additives designed to improve the performance of polymers in their end-use applications. Industrial Engineered Products include brominated performance products, flame retardants, fumigants and organometallics.  The products are sold across the entire value chain ranging from direct sales to monomer producers, polymer manufacturers, compounders and fabricators, fine chemical manufacturers, utilities, pharmaceutical manufactures and oilfield service companies to industry distributors.

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

General Corporate Expense and Other Charges

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis.  These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization.  Functional costs are allocated between the business segments and general corporate expense.  Certain functional and other expenses that are managed company-wide that were allocated to the Antioxidant business do not transfer directly under the Antioxidant Sale.  As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under loss from discontinued operations, net of tax.  These costs approximate $4 million for the quarters ended March 31, 2013 and 2012.  Facility closures, severance and related costs are primarily for severance costs related to our cost savings initiatives.  Change in estimates related to expected allowable claims relates to adjustments to resolve disputed claims.

A summary of business data for our reportable segments for the quarters ended March 31, 2013 and 2012 are as follows:

	Quarters ended March 31,
(In millions)	2013	2012
Net Sales
Petroleum additives	$169	$150
Urethanes	72	73
Industrial Performance Products	241	223
Bromine based & related products	159	183
Organometallics	40	43
Industrial Engineered Products	199	226
Consumer Products	78	84
Chemtura AgroSolutions	88	85
Total net sales	$606	$618

	Quarters ended March 31,
(In millions)	2013	2012
Operating Income
Industrial Performance Products	$29	$26
Industrial Engineered Products	20	44
Consumer Products	(2)	(5)
Chemtura AgroSolutions	13	10
	60	75
General corporate expense, including amortization	(46)	(33)
Facility closures, severance and related costs	(14)	—
Changes in estimates related to expected allowable claims	—	(2)
Total operating income	$—	$40

19)          GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

Our obligations under the Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each current and future domestic restricted subsidiary, other than excluded subsidiaries that guarantee any indebtedness of Chemtura or our restricted subsidiaries.  Our subsidiaries that do not guarantee the Senior Notes are referred to as the “Non-Guarantor Subsidiaries.”  The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, statements of comprehensive (loss) income, balance sheets and statements of cash flow for: (i) Chemtura Corporation (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Chemtura historical reported financial information); (ii) the Parent Company, alone (accounting for our Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) the Guarantor Subsidiaries alone; and (iv) the Non-Guarantor Subsidiaries alone.

Condensed Consolidating Statement of Operations

Quarter ended March 31, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$606	$(417)	$365	$159	$499
Cost of goods sold	480	(417)	297	137	463
Selling, general and administrative	70	—	31	11	28
Depreciation and amortization	31	—	7	13	11
Research and development	9	—	3	2	4
Facility closures, severance and related costs	14	—	6	—	8
Equity loss	2	—	—	—	2
Operating income (loss)	—	—	21	(4)	(17)
Interest expense	(16)	—	(17)	—	1
Other income, net	3	—	1	—	2
Equity in net loss of subsidiaries	—	25	(25)	—	—
Loss from continuing operations before income taxes	(13)	25	(20)	(4)	(14)
Income tax expense	(8)	—	(1)	—	(7)
Loss from continuing operations	(21)	25	(21)	(4)	(21)
Loss from discontinued operations, net of tax	(2)	—	(2)	—	—
Net loss attributable to Chemtura	$(23)	$25	$(23)	$(4)	$(21)

Condensed Consolidating Statement of Comprehensive Loss

Quarter ended March 31, 2013

(in millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net loss	$(23)	$25	$(23)	$(4)	$(21)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(23)	—	14	(2)	(35)
Unrecognized pension and other post-retirement benefit costs	(1)	—	1	—	(2)
Comprehensive loss attributable to Chemtura	$(47)	$25	$(8)	$(6)	$(58)

Condensed Consolidating Balance Sheet

As of March 31, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$1,614	$—	$464	$259	$891
Intercompany receivables	—	(9,414)	3,715	3,208	2,491
Investment in subsidiaries	—	(8,623)	1,661	1,633	5,329
Property, plant and equipment	734	—	123	279	332
Goodwill	173	—	92	3	78
Other assets	503	—	132	168	203
Total assets	$3,024	$(18,037)	$6,187	$5,550	$9,324
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$544	$—	$212	$80	$252
Intercompany payables	—	(9,414)	3,787	3,487	2,140
Long-term debt	882	—	876	—	6
Other long-term liabilities	572	—	286	57	229
Total liabilities	1,998	(9,414)	5,161	3,624	2,627
Stockholders’ equity	1,026	(8,623)	1,026	1,926	6,697
Total liabilities and stockholders’ equity	$3,024	$(18,037)	$6,187	$5,550	$9,324

Condensed Consolidating Statement of Cash Flows

Quarter ended March 31, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23)	$25	$(23)	$(4)	$(21)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	32	—	7	13	12
Stock-based compensation expense	5	—	5	—	—
Changes in assets and liabilities, net	(89)	(25)	(67)	3	—
Net cash (used in) provided by operations	(75)	—	(78)	12	(9)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(49)	—	(3)	(12)	(34)
Net cash used in investing activities	(49)	—	(3)	(12)	(34)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from other long-term borrowings	13	—	7	—	6
Payments on other long-term borrowings	(1)	—	—	—	(1)
Proceeds from the exercise of stock options	1	—	1	—	—
Net cash provided by financing activities	13	—	8	—	5
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(2)	—	—	—	(2)
Change in cash and cash equivalents	(113)	—	(73)	—	(40)
Cash and cash equivalents at beginning of period	365	—	193	—	172
Cash and cash equivalents at end of period	$252	$—	$120	$—	$132

Condensed Consolidating Statement of Operations

Quarter ended March 31, 2012

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$618	$(429)	$367	$164	$516
Cost of goods sold	455	(429)	288	144	452
Selling, general and administrative	79	—	29	11	39
Depreciation and amortization	29	—	7	12	10
Research and development	12	—	5	2	5
Change in estimates related to expected allowable claims	2	—	2	—	—
Equity loss	1	—	—	—	1
Operating income (loss)	40	—	36	(5)	9
Interest expense	(14)	—	(17)	1	2
Other expense, net	(3)	—	(3)	—	—
Reorganization items, net	(2)	—	(2)	—	—
Equity in net earnings of subsidiaries	—	(5)	5	—	—
Earnings (loss) before income taxes	21	(5)	19	(4)	11
Income tax benefit	1	—	—	—	1
Earnings (loss) from continuing operations	22	(5)	19	(4)	12
Earnings (loss) from discontinued operations, net of tax	—	—	3	—	(3)
Net earnings (loss) attributable to Chemtura	$22	$(5)	$22	$(4)	$9

Condensed Consolidating Statement of Comprehensive Income (Loss)

Quarter ended March 31, 2012

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings (loss)	$22	$(5)	$22	$(4)	$9
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	22	—	(13)	2	33
Unrecognized pension and other post-retirement benefit costs	2	—	2	—	—
Comprehensive income (loss) attributable to Chemtura	$46	$(5)	$11	$(2)	$42

Condensed Consolidating Balance Sheet

As of December 31, 2012

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$1,612	$—	$505	$213	$894
Intercompany receivables	—	(9,412)	3,531	3,065	2,816
Investment in subsidiaries	—	(8,831)	1,738	1,633	5,460
Property, plant and equipment	719	—	127	277	315
Goodwill	177	—	92	3	82
Other assets	522	—	131	171	220
Total assets	$3,030	$(18,243)	$6,124	$5,362	$9,787
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$511	$—	$210	$69	$232
Intercompany payables	—	(9,412)	3,676	3,305	2,431
Long-term debt	871	—	870	—	1
Other long-term liabilities	580	—	300	56	224
Total liabilities	1,962	(9,412)	5,056	3,430	2,888
Stockholders’ equity	1,068	(8,831)	1,068	1,932	6,899
Total liabilities and stockholders’ equity	$3,030	$(18,243)	$6,124	$5,362	$9,787

Condensed Consolidating Statement of Cash Flows

Quarter ended March 31, 2012

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$22	$(5)	$22	$(4)	$9
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operations:
Impairment charges	1	—	—	—	1
Depreciation and amortization	33	—	9	12	12
Stock-based compensation expense	7	—	7	—	—
Reorganization items, net	1	—	1	—	—
Changes in estimates related to expected allowable claims	2	—	2	—	—
Equity income	(1)	—	—	—	(1)
Changes in assets and liabilities, net	(154)	5	(123)	2	(38)
Net cash (used in) provided by operations	(89)	—	(82)	10	(17)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(29)	—	(9)	(10)	(10)
Net cash used in investing activities	(29)	—	(9)	(10)	(10)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from ABL Facility, net	59	—	59	—	—
Payments on other short-term borrowings, net	(1)	—	—	—	(1)
Net cash provided by (used in) financing activities	58	—	59	—	(1)
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	2	—	—	—	2
Change in cash and cash equivalents	(58)	—	(32)	—	(26)
Cash and cash equivalents at beginning of period	180	—	35	—	145
Cash and cash equivalents at end of period	$122	$—	$3	$—	$119

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

The primary economic factors that influence the operations and sales of our Industrial Performance Products (“Industrial Performance”) and Industrial Engineered Products (“Industrial Engineered”) segments (collectively referred to as “Industrials”) are industrial, electronic component and polymer production, residential and commercial construction.  In addition, our Chemtura AgroSolutions segment is influenced by worldwide weather, disease and pest infestation conditions.  Our Consumer Products segment is influenced by general economic conditions impacting consumer spending and weather conditions.

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

FIRST QUARTER RESULTS

Overview

Consolidated net sales for the first quarter of 2013 were $606 million or $12 million lower than the first quarter of 2012 driven by overall lower sales volume.  Our Industrial Performance Products segment reported a $12 million increase in sales volume from our petroleum additives and certain synthetic products which was offset, in part, by continued weakness in urethane product sales in Europe and Asia.  Our Industrial Engineered Products segment experienced a reduction in demand for insulated foam application products coupled with the lower demand for electronics products resulting in a $19 million decline in sales volume in the first quarter of 2013 compared with the first quarter of 2012.  Consumer Products segment sales volume declined $5 million as the result of a slow start to the 2013 season in the northern hemisphere due to a prolonged winter while our Chemtura AgroSolutions segment showed a $1 million increase in sales volume.  We experienced a $2 million overall increase in selling prices across our portfolio which was offset by the unfavorable effect of foreign currency translation of $3 million.

Gross profit for the first quarter of 2013 was $126 million, a decrease of $37 million compared with the first quarter of 2012.  Gross profit as a percentage of net sales decreased to 21% for the first quarter of 2013 as compared with 26% for the first quarter of 2012.  Gross profit was impacted by a $21 million increase in an environmental reserve in 2013 for the costs to remediate a legacy non-operating site in France, $12 million from the lower sales volumes and product mix changes, $3 million in unfavorable manufacturing costs and variances, $2 million in higher raw material costs and a $1 million increase in other costs, only partially offset by the $2 million in higher selling prices.

Selling, general and administrative (“SG&A”) expenses of $70 million were $9 million lower than the first quarter of 2012, primarily the result of lower staff count and associated benefits related to our restructuring initiatives in 2012 and 2013.

Depreciation and amortization expense of $31 million was $2 million higher than the first quarter of 2012.

Research and development expense (“R&D”) of $9 million was $3 million lower than the first quarter of 2012.

Facility closures, severance and related costs were $14 million in the first quarter of 2013.  During the first quarter of 2013 the Board of Directors (the “Board”) approved a restructuring plan providing for, among other things, actions to reduce stranded costs related to ongoing strategic initiatives.  The $14 million expense primarily relates to the cost of severance associated with this program.

Other income, net was $3 million in the first quarter of 2013 compared to other expense, net of $3 million for the first quarter of 2012.  The change is primarily the result of net foreign currency gains in 2013 compared with net foreign currency losses in 2012.  In 2013, we entered into two foreign currency instruments which enabled us to offset some of the foreign currency exposure of the Euro during the first quarter of 2013.

The income tax expense in the first quarter of 2013 was $8 million compared with a benefit of $1 million in the first quarter of 2012.  The tax expense reported in the first quarter of 2013 arose from fluctuations in profitability in international jurisdictions and the accrual of severance expense associated with our restructuring actions.  The tax benefit reported in the first quarter of 2012 primarily related to adjustments for prior years taxes in various foreign subsidiaries.  We have increased our U.S. net operating loss and associated valuation allowance for the first quarter of 2013 U.S. loss.  We have offset our prior period year-to-date U.S. taxable income with net operating loss carryforwards and reduced the associated valuation allowance.

Net loss from continuing operations attributable to Chemtura for the first quarter of 2013 was $21 million, or $0.21 per share as compared with net earnings from continuing operations attributable to Chemtura of $22 million, or $0.22 per share for the first quarter of 2012.

Loss from discontinued operations, net of tax attributable to Chemtura for the first quarter of 2013 was $2 million, or $0.02 per share.  Discontinued operations represents the Antioxidant business.

The following is a discussion of the results of our segments for the first quarter ended March 31, 2013.

Industrial Performance Products

Our Industrial Performance segment reported an increase in operating income for the first quarter of 2013, compared with the same quarter of 2012.  Sales volume increased due to improved demand for our petroleum additives and certain synthetic lubricant products.  Sales volume of urethane products in Europe and Asia continue to be effected by weak demand due to market conditions.  Selling price increases offset raw material cost changes while manufacturing costs overall remained comparable to the first quarter of 2012.

Net sales totaled $241 million in the first quarter of 2013, an increase of $18 million compared with last year.  The increase reflected an increase in sales volume totaling $12 million and higher selling prices of $6 million.

Operating income totaled $29 million in the first quarter of 2013, an increase of $3 million compared with last year.  Operating income benefited from the higher selling prices, offset by unfavorable changes in product mix and other costs of $3 million.

Industrial Engineered Products

Our Industrial Engineered segment reported lower operating income for the first quarter of 2013, primarily the result of lower sales volumes and selling prices in certain electronic and insulation foam applications.  Demand for electronic applications, tin-based organometallics and brominated flame retardants used in electronics and insulation foam applications was weak in the current quarter.  Sales of organometallics products used in polyolefin polymerization catalysts increased, led by North America but was offset in part by lower European sales to Asian customers due to competitive pressures.  However, some of this weakness was offset by stronger demand from oilfield and other industrial applications.  We did not see a similar re-stocking benefit from flame retardants used in electronics applications that we saw in March of last year, although electronic demand was moderately stronger than the fourth quarter of 2012.  This current level of demand has led to some pressure on price in the Asia Pacific region. We experienced unfavorable manufacturing absorption variances in certain product lines due to lower production volumes compared with the first quarter of 2012.

Net sales decreased by $27 million to $199 million for the first quarter of 2013 reflecting a $19 million decrease in sales volumes, $7 million in lower selling prices and $1 million from unfavorable foreign currency translation.

Operating income of $20 million in the first quarter of 2013 was $24 million lower than the first quarter of 2012.  The decrease in operating income reflected the lower selling prices, a $6 million decrease in sales volume and product mix changes, $4 million in unfavorable manufacturing costs and variances, $3 million in higher raw material costs and a $4 million increase in other costs.

Consumer Products

Our Consumer Products segment reduced its operating loss in the first quarter of 2013 compared to the loss in the first quarter of 2012, despite slightly lower sales in 2013.  Sales volume was slightly lower than in the prior year primarily in North America and Europe due to a slow start to the spring pool season caused by a prolonged winter.  Our margins benefited from lower raw material and manufacturing costs together with a continued reduction in SG&A and R&D (collectively “SGA&R”) spending.

Net sales decreased by $6 million to $78 million for the first quarter of 2013 compared to the same quarter in 2012 reflecting a $5 million decrease in sales volume and $1 million in lower selling prices.

The operating loss decreased by $3 million to $2 million in the first quarter of 2013 compared with a loss of $5 million in the first quarter of 2012, reflecting a $2 million reduction in manufacturing costs, $2 million in lower SGA&R costs, a $2 million reduction in raw material costs and a $3 million decrease in other costs, offset by a $5 million impact from lower sales volume and unfavorable product mix and the slightly lower selling prices.

Chemtura AgroSolutions

Our Chemtura AgroSolutions segment generated higher net sales and operating income for the first quarter of 2013 compared with the same quarter in 2012.  Increases in sales volume in North and Latin Americas was partly offset by lower sales volumes in Europe and China as the prolonged winter drove a slower start to the growing season.  Operating income reflected the benefit of an increase in selling prices coupled with continued focus on SGA&R spending and lower bad debt expense than in the prior year.

Net sales increased by $3 million to $88 million for the first quarter of 2013 from $85 million in the same quarter of 2012.  The increase reflected $4 million in higher selling prices and $1 million in higher sales volume partly offset by $2 million of unfavorable foreign currency translation.

Operating income increased $3 million to $13 million in the first quarter of 2013 compared with $10 million in the first quarter of 2012, reflecting $5 million in lower SGA&R costs and the higher selling prices, offset in part by unfavorable product mix and higher manufacturing costs.

General Corporate

Included in general corporate expenses are costs of a general nature or managed on a corporate basis.  These costs, net of allocations to the business segments, primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization.  Functional costs are allocated between the business segments and general corporate expense.

Corporate expense was $46 million in the first quarter of 2013, which included $7 million of amortization expense related to intangible assets.  In comparison, corporate expense was $33 million in the first quarter of 2012, which included $8 million of amortization expense related to intangible assets.  The increase was primarily due to an $21 million increase in 2013 in an environmental reserve for the costs to remediate a legacy non-operating site in France.  Following a detailed engineering study, we received estimates of the costs of what will be a multi-year program to remediate the site to the standards required by the regulatory authorities.  Depending upon when the next phase of remediation commences, we may incur up to $5 million of cash expense against this reserve in 2013.  The increase was partially offset by lower costs associated with employee incentive programs and benefits.

Certain functional and other expenses that are managed company-wide are allocated to our segments.  The portion of such costs allocated to the Antioxidant business do not transfer directly under the Antioxidant Sale and are anticipated to be eliminated in 2013.  As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under loss from discontinued operations, net of tax.  These costs approximate $4 million for the quarters ended March 31, 2013 and 2012.

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

On November 3, 2010, the Bankruptcy Court entered an order confirming the Debtors’ plan of reorganization (the “Plan”).  On November 10, 2010 (the “Effective Date”), the Debtors substantially consummated their reorganization through a series of transactions contemplated by the Plan and the Plan became effective. As of March 31, 2013, the Bankruptcy Court has entered orders granting final decrees closing all of the Debtors’ Chapter 11 cases except the Chapter 11 case of Chemtura Corporation.

For further discussion of the Chapter 11 cases, see Note 16 - Emergence from Chapter 11 in our Notes to Consolidated Financial Statements.

Financing Facilities

On August 27, 2010, we completed a private placement offering under Rule 144A of $455 million aggregate principal amount of 7.875% senior notes due 2018 (the “Senior Notes”) at an issue price of 99.269% in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933.  We also entered into a senior secured term facility credit agreement due 2016 (the “Term Loan”) with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Term Loan permits us to increase the size of the facility by up to $125 million.  On October 31, 2012, we exercised the accordion feature of our Term Loan and borrowed the additional principle of $125 million for the purpose of funding potential investment opportunities and for general corporate purposes.  On November 10, 2010, we entered into a five-year senior secured revolving credit facility available through 2015 (the “ABL Facility”) for an amount up to $275 million, subject to availability under a borrowing base (with a $125 million letter of credit sub-facility).  The ABL Facility permits us to increase the size of the facility by up to $125 million subject to obtaining lender commitments to provide such increase.  At March 31, 2013, we had no borrowings under the ABL Facility and $15 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility.  At March 31, 2013, we had approximately $260 million of undrawn availability under the ABL Facility.

These facilities contain covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures.  The Term Loan requires that we meet certain quarterly financial maintenance covenants including a maximum Secured Leverage Ratio (as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0.  The ABL Facility contains a springing financial covenant requiring a minimum trailing 12-month fixed charge coverage ratio of 1.1 to 1.0 at all times during any period from the date when the amount available for borrowings under the ABL Facility falls below the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments until such date such available amount has been equal to or greater than the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments for 45 consecutive days.  As of March 31, 2013, we were in compliance with the covenant requirements of these financing facilities.

On March 29, 2013, we entered into a promissory note in the principal sum of $7 million with a term of six years bearing interest at a rate of 5.29% per annum to finance the cost of certain information technology software licenses.  The principal of note is to be repaid in equal monthly installments over its term.

In December 2012, we entered into a CNY 250 million (approximately $40 million) 5 year secured credit facility available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch (“ABC Bank”).  The China Bank Facility will be used for funding construction of our manufacturing facility in Nantong, China.  The China Bank Facility is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd.  At March 31, 2013, we had borrowings of $5 million under the China Bank Facility.  Repayments of principal will be made in semi-annual installments from December 2014 through December 2017.

For further discussion of the financing facilities, see Note 7 — Debt in our Notes to Consolidated Financial Statements.

Share Repurchase Program

On October 18, 2011, we announced that our Board of Directors (the “Board”) had authorized us to repurchase up to $50 million of our common stock over the next twelve months.  On July 31, 2012, our Board authorized an increase in our share repurchase program from $50 million to up to $100 million and extended the program through November 2013. The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  There were no purchases during the quarter ended March 31, 2013.  As of March 31, 2013, we had total re-purchases of 3.4 million shares at a cost of $41 million under this program.

Divestitures

Antioxidant Divestiture

On November 9, 2012, we entered into an asset purchase agreement with SK Blue Holdings, Ltd. (“SK”), an affiliate of SK Capital Partners III, L.P. to sell substantially all the assets of our antioxidant and UV stabilizers (the “Antioxidant”) business for $200 million, $190 million to be paid in cash at closing plus a $10 million seller note.  The assets to be sold include, among others, trade receivables, inventory, our equity interest in two joint ventures, certain dedicated plants in the U.S., France and Germany, and certain dedicated assets in shared facilities and the purchaser agreed to assume certain liabilities (the “Antioxidant Sale”).  We will retain assets that are shared with our other business components that exist in certain locations globally and utilize those assets under supply agreements with SK or its affliate.

On January 25, 2013, we entered into an Amended and Restated Asset Purchase and Contribution Agreement with SK and Addivant USA Holdings Corp. (“Addivant”) whereby SK and Addivant agreed, in addition to purchasing substantially all the assets of our Antioxidant business, to assume certain additional pension and environmental liabilities totaling approximately $93 million.  The agreement provides for the actuarial valuation of net pension liabilities to be assumed to be updated shortly before the closing of the transaction.  To the extent the updated values are a reduction of the net pension liability, the difference will be applied to increase, by an equal amount, the value of the seller note to be issued at closing.  The transaction closed on April 30, 2013.  We anticipate recording a non-cash loss during the second quarter primarily related to the release of currency translation adjustments and accumulated other comprehensive loss (“AOCL”) related to the transfer of the pension obligations, among other items.

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

Restructuring Initiatives

On February 22, 2013, our Board of Directors (the “Board”) approved a restructuring plan providing for, among other things, actions to reduce stranded costs related to ongoing strategic initiatives.  This plan is expected to preserve pre-divestiture operating margins following our portfolio changes.  The total cost of the restructuring plan is estimated to be between $35 million and $45 million, primarily for severance and related costs, accelerated depreciation of property, plant and equipment, and asset retirement obligations.  Non-cash charges are estimated to be between $9 million and $11 million with a net cash cost of between $26 million and $34 million.  We recorded a pre-tax charge of $14 million in the first quarter of 2013 which included $11 million for severance and related costs and $3 million related to professional fees, and expect all but approximately $4 million to $8 million to be incurred throughout 2013.  The remainder of the costs being related to decommissioning are expected to be expensed as incurred over a number of years.

On April 30, 2012, our Board approved a restructuring plan providing for, among other things, the closure of our Antioxidant business manufacturing facility in Pedrengo, Italy.  The Board also approved actions to improve the operating effectiveness of certain global corporate functions.  This plan is intended to achieve significant gains in efficiency and costs.  The total cost of the restructuring plan was estimated to be approximately $40 million of which approximately $6 million will consist of non-cash charges.

During 2012, we recorded pre-tax charges of $33 million which included $4 million for accelerated depreciation of property, plant and equipment included in depreciation and amortization, $2 million for accelerated asset retirement obligations included in cost of goods sold, $12 million for severance and professional fees related to corporate initiatives, $5 million for severance and other obligations related to the Pedrengo closure and $10 million reflecting the write-off of a receivable for which collection is not longer probable as a result of these restructuring actions.  We recorded an additional pre-tax charge of $1 million in the quarter ended March 31, 2013, primarily for accelerated depreciation related to the Pedrengo closure.  All charges related to the Pedrengo closure have been included in loss from discontinued operations, net of tax, due to the pending sale of our Antioxidants business.  The Pedrengo plant ceased operations March 31, 2013 and asset retirement work has begun.  We will retain this property after the sale of the Antioxidants business is complete and anticipate selling it after all retirement and remediation work is completed.

Cash Flows from Operating Activities

Net cash used in operating activities was $75 million for the quarter ended March 31, 2013 compared to net cash used in operating activities of $89 million in the same period last year.  Changes in key working capital accounts are summarized below:

Favorable (unfavorable)	Quarter ended	Quarter ended
(In millions)	March 31, 2013	March 31, 2012
Accounts receivable	$(69)	$(94)
Inventories	(58)	(53)
Accounts payable	45	34
Pension and post-retirement health care liabilities	(7)	(19)

During the quarter ended March 31, 2013, accounts receivable increased by $69 million over December 31, 2012 primarily driven by our Consumer Products segment related to seasonal demand to stock for the upcoming pool season in North America and Europe and Industrial Performance Products as a result of increased sales of our petroleum additive products this quarter. Inventory increased by $58 million over December 31, 2012 primarily as a result of seasonal inventory build in our Consumer Products and Chemtura AgroSolutions segment coupled with an inventory build in Industrial Engineered Products resulting from the decrease in demand in electronics and foam insulation applications.  Accounts payable increased by $45 million in the quarter ended March 31, 2013 primarily relating to our Consumer Products, Chemtura AgroSolutions and Industrial Performance Product segments as a result of the inventory build.  Pension and post-retirement health care liabilities decreased $7 million primarily due to the funding of benefit obligations.  Pension and post-retirement contributions amounted to $5 million for the quarter ended March 31, 2013 which included $3 million for domestic plans and $2 million for international plans.

Cash flows from operating activities for the quarter ended March 31, 2013, were adjusted by the impact of certain non-cash and other charges, which primarily included depreciation and amortization expense of $32 million and stock-based compensation expense of $5 million.

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

Cash Flows from Investing and Financing Activities

Investing Activities

Net cash used in investing activities was $49 million for the quarter ended March 31, 2013.  Investing activities were related to capital expenditures for U.S. and international facilities, environmental and other compliance requirements.

Net cash used in investing activities was $29 million for the quarter ended March 31, 2012 related to payments for capital expenditures for U.S. and international facilities, environmental and other compliance requirements.

Financing Activities

Net cash provided by financing activities was $13 million for the quarter ended March 31, 2013, which included $5 million in borrowings for capital improvements related to our new facility in Nantong, China and $7 million related to a promissory note for information technology software licenses.

Net cash provided by financing activities was $58 million for the quarter ended March 31, 2012, which included proceeds from the ABL Facility of $59 million offset by payments on other short term borrowings of $1 million.

Settlements of Disputed Claims

As of March 31, 2013, there were no remaining undisbursed amounts in the Disputed Claims Reserve.

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

Future Liquidity

In 2013, we expect to finance our continuing operations and capital spending requirements with cash flows provided by operating activities, available cash and cash equivalents, borrowings under our ABL Facility and China Bank Facility, the Antioxidant Sale and other sources.  Cash and cash equivalents from continuing operations as of March 31, 2013 were $251 million.

Contractual Obligations and Other Cash Requirements

During the quarter ended March 31, 2013, we made aggregate contributions of $2 million to our U.S. and international pension plans and $3 million to our post-retirement benefit plans.  We expect to make approximately $73 million of contributions to these plans during the remainder of 2013, which are subject to change based on the impact of the sale of our Antioxidant business and other initiatives.

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

There is also an evaluation being undertaken as to whether additional benefit obligations exist in connection with the equalization of certain benefits under the UK Pension Plan that occurred in the early 1990s. Based on the results of the evaluation to date, $8 million of expense was recorded in the fourth quarter of 2011, which may be subject to adjustment as further information is gathered as part of the evaluation. Upon completion of the evaluation and the finalization of the liability with respect to additional benefit obligations, additional cash contributions to the UK Pension Plan may be required starting in 2013.  There were no changes resulting from the evaluation during the first quarter of 2013.

We had net liabilities related to unrecognized tax benefits of $39 million at March 31, 2013.  We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $3 million within the next 12 months.

Guarantees

In addition to $15 million in outstanding letters of credit at March 31, 2013, we have guarantees that have been provided to various financial institutions.  At March 31, 2013, we had $12 million of outstanding guarantees primarily related to vendor deposits.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

Strategic Initiatives

We continually review each of our businesses, individually and as part of our portfolio to determine whether to continue in, consolidate, reorganize, exit or expand our businesses, operations and product lines.  In each case, we examine whether, on a short-term or long-term basis, the business, operation or product line constitutes a strategic fit with our products, contributed to our financial health and will achieve our business objectives. If it does not, we will implement initiatives which may include, among other things, limiting or exiting the business, operation or product line, consolidation of operations or facilities or selling or otherwise disposing of the business or asset.  Our review process also involves expanding businesses, investing in innovation and regional growth, expanding existing product lines and bringing new products to market or changing the way we do business.

During the first quarter of 2013, we completed an assessment of an initiative to monetize the assets of one of our businesses.  As of March 31, 2013, we considered it more-likely-than-not that the initiative would become effective during 2013.  In performing the impairment analysis, we probability weighted the possible outcomes of the initiative as of March 31, 2013.  Based on this analysis, the expected undiscounted cash flows were sufficient to recover the carrying values of assets of the business component to which the initiative relates.  As a result, we concluded that no impairment existed at March 31, 2013.  However, changes in the underlying details or probability of occurrence of the initiative could materially impact the results of our analysis in future quarters.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect the amounts and disclosures reported in our Consolidated Financial Statements and accompanying notes.  Our estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in our 2012 Annual Report on Form 10-K describe the critical accounting estimates and accounting policies used in the preparation of our Consolidated Financial Statements.  Actual results could differ from management’s estimates and assumptions.  There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2013.

2013 OUTLOOK

We remain committed to our objective of creating a focused portfolio of global specialty chemical businesses that provide sustainable competitive advantage and continued growth opportunities through superior innovation, reliability and applied science, making Chemtura indispensable to its stakeholders.  Through our portfolio improvement strategies, in 2013 Chemtura will be smaller, but will improve its operating margins and have a portfolio of strongly differentiated product lines based on proprietary chemical technologies that offer superior organic revenue growth and be positioned to exploit secular industry growth trends in all regions of the globe.

Our non-industrial segments, Chemtura AgroSolutions and Consumer Products segments delivered year-over-year improvement in the first quarter of 2013 and are positioned to continue to deliver improvement over the balance of 2013.  The global agrochemical economy remains robust and we anticipate gaining additional benefits in 2013 from new product offerings and registrations as well as expansion in faster growing regions like Latin American.  Consumer Products has introduced new products for the 2013 season while retaining focus on driving cost efficiencies.

Our industrial segments also are focused on delivering year-on-year improvement in 2013.  Our Industrial Performance Products segment delivered growth in net sales and operating income in the first quarter of 2013 and anticipates repeating this performance in the second quarter.  The petroleum additives product line will lead improvement as urethanes products continue to be affected by weak demand conditions in Europe and Asia.

Our Industrial Engineered Products segment faces tougher demand conditions.  Demand for flame retardants used in insulation foams declined in the quarter, and this led to a softening in price as the first quarter progressed.  While we expect that demand from insulation foam and electronics will improve during 2013, current customer indications suggest a marked improvement is unlikely in the second quarter, leading us to project only modest improvement from Industrial Engineered Products for the second quarter.  In the interim, we are seeking price increases for our brominated products to recover increased input costs and support required reinvestment needs.

We have started to implement our plans to promptly eliminate the stranded functional costs due to the divestiture of our Antioxidant business, preserving the pre-divestiture margins of our segments.  We then plan to drive margins higher by continuing to invest in innovation, bringing products with improved performance to existing customers and capturing new applications and customers.  Finally, we continue to actively explore portfolio transformation opportunities.

The sale of our Antioxidants business closed on April 30, 2013.  We anticipate recording a non-cash loss during the second quarter of 2013 primarily related to the release of currency translation adjustments and AOCL related to the transfer of the pension obligations, among other items.

For Chemtura as a whole, we expect that the second quarter will show significant sequential improvement with the benefit of our seasonal businesses.  However, unless we see a more marked improvement from Industrial Engineered Products, it will be a significant challenge to equal the performance levels of the second quarter of 2012.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

This Item should be read in conjunction with Item 7A - Quantitative and Qualitative Disclosures About Market Risk and Note 15 - Derivative Instruments and Hedging Activities to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K.  Also see Note 13 - Derivative Instruments and Hedging Activities in our Notes to Consolidated Financial Statements (unaudited) included in this Form 10-Q.

The fair market value of long-term debt is subject to interest rate risk.  Our total debt amounted to $888 million at March 31, 2013.  The fair market value of such debt as of March 31, 2013 was $935 million, which has been determined primarily based on quoted market prices.

Our financial instruments, subject to foreign currency exchange risk, consist of two foreign currency forward contracts with a total notional amount of $25 million, equally due in April of 2013 and 2014, and additional foreign currency forward contract with a notional amount of $35 million due in May 2013 and a zero cost collar instrument consisting of a put option with a notional amount of $86 million and a call option with a notional amount of $88 million both due in April 2013.  These contracts limit our risk to changes in the Euro over those periods and represent a net asset position of $2 million at March 31, 2013.  We conducted sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in the Euro from its value as of March 31, 2013, with all other variables held constant.  A 10% increase in the Euro against the U.S. Dollar would result in an increase of $32 million in the fair value of these contracts.  The sensitivity in fair value of these contracts represents changes in fair values estimated based on market conditions as of March 31, 2013, without reflecting the underlying monetary exposures the portfolio is hedging.  The effect of exchange movements on those anticipated transactions would be expected to mitigate the impacts implied by our sensitivity analysis.

There have been no other significant changes in market risk during the quarter ended March 31, 2013.

ITEM 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures

As of March 31, 2013, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report.

(b)  Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                             OTHER INFORMATION

ITEM 1.  Legal Proceedings

See Note 17 — Legal Proceedings and Contingencies in our Notes to Consolidated Financial Statements for a description of our legal proceedings.

ITEM 1A.  Risk Factors

Our risk factors are described in our 2012 Annual Report on Form 10-K.  Investors are encouraged to review those risk factors in detail before making any investment in our securities.  Except as described below, there have been no significant changes in our risk factors during the quarter ended March 31, 2013.

We may experience unexpected difficulties and incur unexpected costs in the construction of new facilities, including our multipurpose manufacturing facility in the Nantong Economic and Technological Development Area, which may increase our costs, delay the start of production or disrupt our ability to supply our customers.

The Nantong facility is currently being constructed and the first production unit is expected to be operational in the fourth quarter of 2013.  The two additional units will become operational in 2014 and 2015.  The Nantong facility will support our Industrial Performance Products segment’s petroleum additives and urethanes businesses, and our overall growth strategy in China and the greater Asia-Pacific region.  The construction of a new manufacturing facility, especially one in China, entails a number of risks, including the ability to begin production within the cost and timeframe estimated and to attract a sufficient number of skilled workers to meet the needs of the new facility.  Additionally, our assessment of the projected benefits associated with the construction of a new manufacturing facility, including the Nantong facility, is subject to a number of estimates and assumptions, which in turn are subject to significant economic, competitive and other uncertainties that are beyond our control.  If we experience delays or increased costs, our estimates and assumptions are incorrect, or other unforeseen events occur, our business, ability to supply customers, financial condition and results of operations could be adversely impacted.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities During the First Quarter of 2013

On October 18, 2011, we announced that our Board had authorized us to repurchase up to $50 million of our common stock over the next twelve months.  On July 31, 2012, our Board authorized an increase in our share repurchase program from $50 million to up to $100 million and extended the program to November 2013. The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  As of March 31, 2013, we had total re-purchases of 3.4 million shares for a cost of $41 million.  The remaining allowance under the program was approximately $59 million.  There were no securities purchases in the quarter ended March 31, 2013.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

Not Applicable.

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

CHEMTURA CORPORATION

(Registrant)

Date: May 2, 2013	/s/ Laurence M. Orton

Name: Laurence M. Orton
Title: Vice President and Corporate Controller (Principal Accounting Officer)