Form 10-Q
period 2013-06-30
Chemtura CORP
filed 2013-07-30
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of shares of common stock outstanding as of the latest practicable date is as follows

Class	Number of shares outstanding at June 30, 2013
Common Stock - $.01 par value	98,606,846

CHEMTURA CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.                Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Quarters and six months ended June 30, 2013 and 2012

(In millions, except per share data)

	Quarters ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	$735	$741	$1,341	$1,359

Cost of goods sold	548	542	1,028	997
Selling, general and administrative	67	72	137	151
Depreciation and amortization	31	30	62	59
Research and development	11	11	20	23
Facility closures, severance and related costs	11	7	25	7
Changes in estimates related to expected allowable claims	—	—	—	2
Equity loss	1	1	3	2
Operating income	66	78	66	118
Interest expense	(15)	(16)	(31)	(30)
Other income, net	12	5	15	2
Reorganization items, net	(1)	(1)	(1)	(3)
Earnings from continuing operations before income taxes	62	66	49	87
Income tax expense	(15)	(13)	(23)	(12)
Earnings from continuing operations	47	53	26	75
Earnings (loss) from discontinued operations, net of tax	6	(2)	4	(2)
Loss on sale of discontinued operations, net of tax	(146)	—	(146)	—
Net (loss) earnings	(93)	51	(116)	73
Less: Net earnings attributed to non-controlling interests	—	(1)	—	(1)
Net (loss) earnings attributable to Chemtura	$(93)	$50	$(116)	$72

Basic per share information - attributable to Chemtura
Earnings from continuing operations	$0.48	$0.53	$0.26	$0.76
Earnings (loss) from discontinued operations, net of tax	0.06	(0.03)	0.04	(0.03)
Loss on sale of discontinued operations, net of tax	(1.48)	—	(1.48)	—
Net (loss) earnings attributable to Chemtura	$(0.94)	$0.50	$(1.18)	$0.73
Diluted per share information - attributable to Chemtura
Earnings from continuing operations	$0.47	$0.53	$0.26	$0.76
Earnings (loss) from discontinued operations, net of tax	0.06	(0.03)	0.04	(0.03)
Loss on sale of discontinued operations, net of tax	(1.46)	—	(1.47)	—
Net (loss) earnings attributable to Chemtura	$(0.93)	$0.50	$(1.17)	$0.73

Weighted average shares outstanding - Basic	98.6	98.9	98.4	98.6
Weighted average shares outstanding - Diluted	99.7	99.1	99.6	99.1

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Quarters and six months ended June 30, 2013 and 2012

(In millions)

	Quarters ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net (loss) earnings	$(93)	$51	$(116)	$73
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(18)	(44)	(41)	(22)
Unrecognized pension and other post-retirement benefit costs	138	(3)	137	(1)
Comprehensive income (loss)	27	4	(20)	50
Comprehensive income attributable to non-controlling interests	—	(1)	—	(1)
Comprehensive income (loss) attributable to Chemtura	$27	$3	$(20)	$49

See accompanying notes to Consolidated Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2013 (Unaudited) and December 31, 2012

(In millions, except par value data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$306	$363
Accounts receivable, net	539	405
Inventories, net	521	468
Other current assets	165	142
Current assets of discontinued operations	—	234
Total current assets	1,531	1,612
NON-CURRENT ASSETS
Property, plant and equipment, net	752	719
Goodwill	173	177
Intangible assets, net	333	348
Other assets	165	174
Total assets	$2,954	$3,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$457	$5
Accounts payable	238	175
Accrued expenses	208	194
Income taxes payable	15	12
Current liabilities of discontinued operations	—	125
Total current liabilities	918	511
NON-CURRENT LIABILITIES
Long-term debt	437	871
Pension and post-retirement health care liabilities	346	393
Other liabilities	201	187
Total liabilities	1,902	1,962
STOCKHOLDERS’ EQUITY
Common stock - $0.01 par value Authorized - 500.0 shares Issued - 100.5 shares at June 30, 2013 and 100.4 shares at December 31, 2012	1	1
Additional paid-in capital	4,369	4,366
Accumulated deficit	(2,964)	(2,848)
Accumulated other comprehensive loss	(332)	(428)
Treasury stock- at cost - 1.8 shares at June 30, 2013 and 2.4 shares at December 31, 2012	(23)	(30)
Total Chemtura stockholders’ equity	1,051	1,061
Non-controlling interest - continuing operations	1	—
Non-controlling interest - discontinued operations	—	7
Total Non-controlling interest	1	7
Total stockholders’ equity	1,052	1,068
Total liabilities and stockholders’ equity	$2,954	$3,030

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30, 2013 and 2012

(In millions)

	Six months ended June 30,
	2013	2012
Increase (decrease) in cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(116)	$73
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Loss on sale of discontinued operations	146	—
Impairment charges	—	1
Release of cumulative translation adjustment from liquidation of entities	(15)	—
Depreciation and amortization	64	68
Stock-based compensation expense	8	10
Reorganization items, net	—	1
Changes in estimates related to expected allowable claims	—	2
Equity income	1	(1)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(147)	(136)
Inventories	(60)	(36)
Accounts payable	74	55
Pension and post-retirement health care liabilities	(28)	(53)
Other	(4)	(2)
Net cash used in operating activities	(77)	(18)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from divestments, net	91	9
Payments for acquisitions	(3)	—
Capital expenditures	(87)	(58)
Net cash provided by (used in) investing activities	1	(49)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Term Loan	(2)	—
Proceeds from ABL Facility, net	—	25
Proceeds from A/R Financing Facility, net	—	3
Proceeds from other long-term borrowings	23	—
Payments on other long-term borrowings	(2)	—
Payments on other short-term borrowings, net	(1)	(3)
Common shares acquired	—	(10)
Payment for debt issuance costs	—	(1)
Proceeds from exercise of stock options	4	1
Net cash provided by financing activities	22	15
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(5)	(3)
Change in cash and cash equivalents	(59)	(55)
Cash and cash equivalents at beginning of period	365	180
Cash and cash equivalents at end of period	$306	$125
Cash and cash equivalents at end of period - Continuing operations	$306	$123
Cash and cash equivalents at end of period - Discontinued operations	$—	$2

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

The information in the foregoing Consolidated Financial Statements for the quarters and six months ended June 30, 2013 and 2012 is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to our Consolidated Financial Statements.

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

We operated as a debtor-in-possession (“DIP”) under the protection of the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) from March 18, 2009 (the “Petition Date”) through November 10, 2010 (the “Effective Date”).  From the Petition Date through the Effective Date, our Consolidated Financial Statements were prepared in accordance with Accounting Standards Codification (“ASC”) Section 852-10-45, Reorganizations — Other Presentation Matters (“ASC 852-10-45”) which requires that financial statements, for periods during the pendency of our voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11”) filings, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain income, expenses, realized gains and losses and expenses for losses that are realized or incurred in the Chapter 11 cases are recorded in Reorganization items, net in our Consolidated Statements of Operations.  As of June 30, 2013, the Bankruptcy Court has entered orders granting final decrees closing all of the Debtors’ Chapter 11 cases except the Chapter 11 case of Chemtura Corporation.

The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the period ended December 31, 2012 (the “2012 Annual Report on Form 10-K”).  The consolidated results of operations for the quarter and six months ended June 30, 2013 are not necessarily indicative of the results expected for the full year.

Accounting Policies and Other Items

Cash and cash equivalents include bank term deposits with original maturities of three months or less.

Included in accounts receivable are allowances for doubtful accounts of $13 million as of June 30, 2013 and December 31, 2012.

During the six months ended June 30, 2013 and 2012, we made interest payments of approximately $32 million and $29 million, respectively.  During the six months ended June 30, 2013 and 2012, we made payments for income taxes (net of refunds) of $8 million and $22 million, respectively.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  The guidance in ASU 2013-02 requires an organization to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  The guidance in ASU 2013-02 is effective for fiscal years beginning after December 15, 2012.  The adoption of this guidance did not have a material impact on our results of operations or financial position because it only provides for enhanced disclosure requirements.  Accordingly, we have included the enhanced footnote disclosure (see Note 9 - Accumulated Other Comprehensive Loss).

In March 2013, the FASB issued ASU 2013-05,  Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity(“ASU” 2013-05”) . The amendments in ASU 2013-05 address the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 (early adoption is permitted). We do not anticipate the adoption of this amendment will have a material impact on our financial statements.

2)            ACQUISITIONS AND DIVESTITURES

Acquisitions

Solaris Acquisition

On September 26, 2012, we announced that we entered into a Business Transfer Agreement (“BTA”) with Solaris ChemTech Industries Limited (“Solaris ChemTech”), an Indian Company, and Avantha Holdings Limited, an Indian Company and the parent company of Solaris ChemTech (collectively, “Solaris”).  As provided in the BTA, we have agreed to purchase from Solaris certain assets used in the manufacture and distribution of bromine and bromine chemicals for cash consideration of $142 million and the assumption of certain liabilities.  The purchase price is subject to a post-closing net working capital adjustment.  The transaction is subject to, among other things, receiving approval for the transfer of rights to the brine resources from which bromine is extracted.  The transaction is expected to close upon receipt of those approvals, the date of which is not yet known.

DayStar Acquisition

On May 15, 2013, we purchased the remaining 50% interest in DayStar Materials L.L.C. (“DayStar”) from our partner UP Chemical Co., Ltd. and DayStar became a consolidated entity.  The purchase price was $3 million in cash which approximated the fair value of the remaining share of the assets and liabilities, primarily inventory and fixed assets, as of the purchase date. In addition we reimbursed UP Chemical Co. Ltd. for a $3 million loan they had made to DayStar.

Divestitures

Antioxidant Divestiture

On April 30, 2013, we completed the sale of our Antioxidant business to SK Blue Holdings, Ltd, (“SK”) and Addivant USA Holdings Corp. (“Addivant”) for consideration of $97 million, $9 million in preferred stock issued by Addivant, a seller note in the amount of $1 million issued by an affiliate of Addivant and the assumption by SK and Addivant of pension, environmental and other liabilities totaling approximately $91 million.  The cash consideration and seller note are subject to further adjustment depending on the finalization of pension assets and liabilities transferred to Addivant and a working capital adjustment.  We recognized a pre-tax loss of $159 million ($146 million after-tax), which included $119 million of non-cash charges related to the release of accumulated other comprehensive loss (“AOCL”) associated with the pension obligations transferred, the release of cumulative translation adjustments and the release of our non-controlling interest in a Korean joint venture.  In connection with the sale, we entered into several ancillary agreements, including supply agreements, a distribution agreement, and a transition service agreement.

As a result of entering into this transaction beginning in 2012, we determined that discontinued operations treatment applied.  Assets and liabilities included in the Antioxidant Sale have been presented as assets and liabilities of discontinued operations as of December 31, 2012.  Additionally, earnings and direct costs associated with the Antioxidant business for the periods prior to the date of sale have been presented as earnings (loss) from discontinued operations, net of tax for the current and comparative periods.  All applicable disclosures included in the accompanying footnotes have been updated to reflect the Antioxidant business as a discontinued operation.

The following is a summary of the assets and liabilities sold or settled related to the Antioxidant business as of April 30, 2013 and the assets and liabilities of discontinued operations as of December 31, 2012.

(In millions)	April 30, 2013	December 31, 2012
Cash and cash equivalents	$2	$2
Accounts and trade receivable	70	61
Inventories	76	78
Other current assets	2	4
Property, plant and equipment	48	44
Intangible assets, net	14	14
Other assets	33	31
Assets	245	234

Accounts payable	$39	$29
Accrued expenses	2	4
Income taxes payable	—	1
Pension and post-retirement health care liabilities	78	80
Other liabilities	11	11
Liabilities	130	125
Net Assets	$115	$109

Assets sold or settled consisted primarily of plant facilities located at Morgantown, West Virginia, Bay Minette, Alabama, Waldkraiburg, Germany and Catenoy, France; our shares in the Asia Stabilizers joint venture, located in Korea, a previously controlled consolidated entity; our shares in Gulf Stabilizers Industries, located in Saudi Arabia, a previously 49% owned equity method investment; certain dedicated operating equipment located at Latina, Italy and Elmira, Canada;  intangible assets and working capital associated with the Antioxidants business.

We retained ownership of certain manufacturing assets that will be used to meet our performance obligations under the supply agreements in Canada, Italy, the United States, Taiwan, Mexico, and Brazil.  The minimum terms of the supply agreements range from two to five years.  Based on the terms of the supply agreements and the forecasted costs to meet our obligations under those agreements, we have fair valued the supply agreements using Level 3 fair value techniques and included a $13 million charge to the loss on sale of discontinued operations in our Consolidated Statement of Operations.

The following table reconciles the cash proceeds to the pre-tax loss on the sale:

(In millions)	June 30, 2013
Cash consideration	$97
Retained working capital and other adjustments	(10)
Cash proceeds received at closing	87
Preferred stock and promissory note	10
Less direct items:
Net assets sold or settled	115
Transaction costs and other (1)	4
Post closing obligations and other, net	5
Fair value of supply agreements	13
Less non-cash items:
Release of AOCL - pension	120
Release of AOCL - cumulative translation adjustment	6
Release of non-controlling interest	(7)
Pre-tax loss on sale of discontinued operations	$(159)

(1) Transaction costs include legal fees and other direct costs incurred to sell the business since April 1, 2013.

At closing, the cash consideration was subject to the retention of certain assets, the finalization of pension assets and liabilities and the change in certain working capital components through the closing date.  The asset purchase agreement provides a customary mechanism for finalizing any adjustments to the working capital base.  We anticipate finalizing the working capital adjustment in the second half of 2013.  To the extent the net pension liabilities transferred to Addivant become finalized during that period, the value of the seller note will be increased or decreased by an equal amount to reflect the change accordingly. Should the seller note be extinguished by these adjustments, cash considerations will also be adjusted.

Included as part of the consideration, we received 9.2 million shares of Series A Preferred Stock of Addivant with a face value of $9 million.  These shares accrue dividends at escalating rates beginning at 7% in the first year and up to 11% in the third year and beyond which are payable upon declaration.  Additionally, we received a note from Addivant Switzerland GmbH for approximately $1 million which bears interest at 5.5% annually and is repayable over a 4 year period.  The seller note is subject to further adjustment depending on the finalization of pension assets and liabilities transferred to Addivant.

Earnings (loss) from discontinued operations for the quarters and six months ended June 30, 2013 and 2012 consist of the following:

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012

Net sales	$33	$104	$123	$194
Pre-tax earnings (loss) from discontinued operations	$6	$(8)	$4	$(8)
Income tax benefit	—	6	—	6
Earnings (loss) from discontinued operations, net of taxes	6	(2)	4	(2)
Net earnings attributable to non-controlling interests	—	(1)	—	(1)
Earnings (loss) from discontinued operations	$6	$(3)	$4	$(3)

A portion of certain functional and other expenses that are managed company-wide that are allocated to the Antioxidant business were not transferred directly under the Antioxidant Sale.  As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under earnings (loss) from discontinued operations, net of tax.  These costs approximate $2 million and $4 million for the second quarters of 2013 and 2012, respectively, and $6 million and $8 million for the six months ended June 30, 2013 and 2012, respectively.

Tetrabrom Joint Venture Divestiture

On November 28, 2011, we sold our 50% interest in Tetrabrom Technologies Ltd. for net consideration of $38 million. The consideration is being paid over a three year period.  The first and second payments, net of tax, were paid in April 2012 and April 2013.  A pre-tax gain of $27 million was recorded on the sale in the fourth quarter of 2011.

3)           RESTRUCTURING AND ASSET IMPAIRMENT ACTIVITIES

Restructuring

On February 22, 2013, our Board of Directors (the “Board”) approved a restructuring plan providing for, among other things, actions to reduce stranded costs related to ongoing strategic initiatives.  This plan is expected to preserve pre-divestiture operating margins following our portfolio changes.  The total cost of the restructuring plan is estimated to be between $35 million and $45 million, primarily for severance and related costs, accelerated depreciation of property, plant and equipment, and asset retirement obligations.  Non-cash charges are estimated to be between $9 million and $11 million with a net cash cost of between $26 million and $34 million.  We recorded a pre-tax charge of $14 million in the first quarter of 2013 which included $11 million for severance and related costs and $3 million related to professional fees.  We recorded a pre-tax charge of $11 million in the second quarter of 2013 which included $5 million for severance and related costs and $6 million related to professional fees, and expect all but approximately $4 million to $8 million to be incurred throughout 2013.  The remainder related to accelerated depreciation and decommissioning costs that are expected to be expensed as incurred over a number of years.

On April 30, 2012, our Board approved a restructuring plan providing for, among other things, the closure of our Antioxidant business manufacturing facility in Pedrengo, Italy.  The Board also approved actions to improve the operating effectiveness of certain global corporate functions.  This plan is intended to achieve significant gains in efficiency and costs.  The total cost of the restructuring plan was estimated to be approximately $40 million of which approximately $6 million will consist of non-cash charges.  During 2012, we recorded pre-tax charges of $33 million which included $4 million for accelerated depreciation of property, plant and equipment included in depreciation and amortization, $2 million for accelerated asset retirement obligations included in cost of goods sold, $12 million for severance and professional fees related to corporate initiatives, $5 million for severance and other obligations related to the Pedrengo closure and $10 million reflecting the write-off of a receivable for which collection is no longer probable as a result of these restructuring actions.  We recorded an additional pre-tax charge of $1 million in the six months ended June 30, 2013, primarily for accelerated depreciation and relocation costs related to the Pedrengo closure.  All charges related to the Pedrengo closure have been included in loss from discontinued operations, net of tax, as this plant formed part of our Antioxidants business.  The Pedrengo plant ceased operations on March 31, 2013 and asset retirement work has begun.  We have retained this property under the terms of the sale of the Antioxidants business and anticipate selling it after all facility retirement and remediation work is completed.

A summary of the changes in the liabilities established for restructuring programs is as follows:

(In millions)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at December 31, 2012	$8	$—	$8
2013 charge	16	9	25
Cash payments	(4)	(5)	(9)
Balance at June 30, 2013	$20	$4	$24

At June 30, 2013, $20 million of these reserves were included in accrued expenses and $4 million were included in accounts payable in our Consolidated Balance Sheet.  At December 31, 2012, the balance of these reserves were included in accrued expenses in our Consolidated Balance Sheet.

Asset Impairment Review

During the first quarter of 2013, we completed an assessment of an initiative to monetize the assets of one of our businesses.  As of March 31, 2013, we considered it more-likely-than-not that the initiative would become effective during 2013.  In performing the impairment analysis, we probability weighted the possible outcomes of the initiative as of March 31, 2013.  Based on this analysis, the expected undiscounted cash flows were sufficient to recover the carrying values of assets of the business component to which the initiative relates.  As a result, we concluded that no impairment existed at March 31, 2013. There were no material changes in our assumptions related to this initiative during the quarter ended June 30, 2013. However, changes in the underlying details or probability of occurrence of the initiative could materially impact the results of our analysis in future quarters.

4)            INVENTORIES

	June 30,	December 31,
(In millions)	2013	2012
Finished goods	$346	$320
Work in process	40	33
Raw materials and supplies	135	115
	$521	$468

Included in the above net inventory balances are inventory obsolescence reserves of approximately $19 million and $17 million at June 30, 2013 and December 31, 2012, respectively.

5)            PROPERTY, PLANT AND EQUIPMENT

	June 30,	December 31,
(In millions)	2013	2012
Land and improvements	$71	$72
Buildings and improvements	230	223
Machinery and equipment	1,233	1,221
Information systems equipment	189	189
Furniture, fixtures and other	30	30
Construction in progress	149	111
	1,902	1,846
Less: accumulated depreciation	1,150	1,127
	$752	$719

Depreciation expense from continuing operations was $24 million and $23 million for the quarters ended June 30, 2013 and 2012, respectively, and $47 million and $44 million for the six months ended June 30, 2013 and 2012, respectively.

6)            GOODWILL AND INTANGIBLE ASSETS

Our goodwill balance was $173 million at June 30, 2013 and $177 million at December 31, 2012.  The decrease in goodwill since December 31, 2012 was due to foreign currency translation.  The goodwill is allocated to the Industrial Performance Products segment.  The goodwill balance at June 30, 2013 and December 31, 2012 reflected accumulated impairments of $90 million.

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

Our intangible assets (excluding goodwill) are comprised of the following:

	June 30, 2013			December 31, 2012
(In millions)	Gross Cost	Accumulated Amortization	Net Intangibles	Gross Cost	Accumulated Amortization	Net Intangibles
Patents	$110	$(68)	$42	$110	$(66)	$44
Trademarks	235	(71)	164	238	(68)	170
Customer relationships	129	(45)	84	130	(42)	88
Production rights	46	(34)	12	46	(32)	14
Other	73	(42)	31	74	(42)	32
Total	$593	$(260)	$333	$598	$(250)	$348

The decrease in gross intangible assets since December 31, 2012 is primarily due to foreign currency translation of $7 million and retirements of $2 million offset by additions of $4 million.

Amortization expense from continuing operations related to intangible assets amounted to $7 million for the quarters ended June 30, 2013 and 2012, and $15 million for the six months ended June 30, 2013 and 2012.

7)            DEBT

Our debt is comprised of the following:

	June 30,	December 31,
(In millions)	2013	2012
7.875% Senior Notes due 2018	$453	$452
Term Loan due 2016	416	418
Other borrowings	25	6
Total Debt	894	876
Less: Other short-term borrowings	(3)	(3)
Less: Current portion of Term Loan	(100)	(2)
Less: Current portion of Senior Notes	(354)	—
Total Long-term debt	$437	$871

Tender Offer & New Bond Offering

On June 10, 2013, we launched a cash tender offer and consent solicitation with respect to any and all of our outstanding $455 million aggregate principal amount of 7.875% Senior Notes due 2018 (the “Senior Notes”) pursuant to our Offer to Purchase and Consent Solicitation Statement (the “Offer to Purchase”).  The requisite consent solicitation is required to adopt proposed amendments to the indenture governing the Senior Notes (the “Indenture”) that would eliminate substantially all of the restrictive covenants, certain events of default and related provisions contained in the Indenture.   Subject to the terms and conditions set forth in the Offer to Purchase, holders who validly tendered their notes on or prior to June 21, 2013 (the “Consent Date”) were to receive total consideration of $1,117.50 per $1,000 principal amount of Senior Notes accepted for purchase, which included a consent payment of $30 per $1,000 principal amount of Notes. As of July 5, 2013, holders of $348 million or approximately 76.56% of the Senior Notes, had tendered their Senior Notes in the Offer and Solicitation and consented to the proposed amendments to the Indenture.

On July 8, 2013, we amended the terms of the offer to extend the expiration date to July 19, 2013 to meet the terms of the Financing Condition (as defined in the Offer to Purchase).  Holders who validly tender their Senior Notes after the Consent Date but on or prior to July 19, 2013, would receive the tender offer consideration of $1,087.50 per $1,000 principal amount of Senior Notes accepted for purchase but were not entitled to the consent payment.  As of July 19, 2013, additional holders of $6 million or approximately 1.33% of Senior Notes, had tendered their Senior Notes in the Offer and Solicitation and consented to the proposed amendments to the Indenture.

On July 18, 2013, we undertook a public offering of $450 million of 5.75% Senior Notes due 2021 (“2021 Senior Notes”), for the purposes of funding the purchase under the terms of the Offer to Purchase all of the Senior Notes tendered, expenses related to the offering and a repayment of our senior secured term loan facility due 2016 (the “Term Loan”).  On July 23, 2013 the

2021 Senior Notes offering closed and the majority of the proceeds were used to complete the purchase of the Senior Notes tendered in response to the Offer to Purchase.  With the purchase of the Senior Notes complete, the amendments to the Indenture that eliminate substantially all of the restrictive covenants, certain events of default and related provisions became effective.

In light of these transactions, we have classified the $354 million principle of tendered Senior Notes as short-term borrowing in our Consolidated Balance Sheet as of June 30, 2013.  In our third quarter of 2013 financial statements, we expect to record a loss on the early extinguishment of debt approximately $42 million being the difference between the principal amount of the Senior Notes tendered and the sum of the tender offer consideration and consent payments.  In addition, the loss will record the balance of the sum of unamortized capitalized financing costs and original issuance discount with respect to the Senior Notes purchased under the tender.

Additionally, on July 23, 2013, we used the balance of the proceeds from the offering of the 2021 Senior Notes after completing the purchase of the Senior Notes tendered and paying transaction costs, being approximately $45 million and approximately $5 million of cash on hand to prepay $50 million of principal of our Term Loan.  On July 31, 2013, we will prepay an additional $50 million of principal with cash on hand.   As such, we have classified these pre-payments as short-term borrowings in our Consolidated Balance Sheet as of June 30, 2013.

Financing Facilities

On August 27, 2010, we completed a private placement offering under Securities and Exchange Commission (“SEC”) Rule 144A for the Senior Notes at an issue price of 99.269% in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933.  We also entered into the Term Loan with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Term Loan permits us to increase the size of the facility by up to $125 million.  On October 31, 2012, we exercised the accordion feature of our Term Loan and borrowed the additional $125 million for the purpose of funding potential investment opportunities and for general corporate purposes.  Accordingly, we recognized a $1 million charge for the year ended December 31, 2012 for loss on early extinguishment of debt resulting from the write-off of deferred financing costs and miscellaneous fees.  An additional $1 million in arranger fees were written-off to interest expense for the year end December 31, 2012.  On November 10, 2010, we entered into a five-year senior secured revolving credit facility available through 2015 (the “ABL Facility”) with Bank of America, N.A., as administrative agent and the other lenders party thereto for an amount up to $275 million, subject to availability under a borrowing base (with a $125 million letter of credit sub-facility).  The ABL Facility permits us to increase the size of the facility by up to $125 million subject to obtaining lender commitments to provide such increase.

At June 30, 2013, we had no borrowings under the ABL Facility and $15 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility.  At December 31, 2012, we had no borrowings under the ABL Facility, but we had $14 million of outstanding letters of credit.  At June 30, 2013 and December 31, 2012, we had approximately $260 million and $199 million, respectively of undrawn availability under the ABL Facility.

These facilities contain covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures.  The Term Loan requires that we meet certain quarterly financial maintenance covenants including a maximum Secured Leverage Ratio (as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0.  The ABL Facility contains a springing financial covenant requiring a minimum trailing 12-month fixed charge coverage ratio (as defined in the agreement) of 1.1 to 1.0 at all times during any period from the date when the amount available for borrowings under the ABL Facility falls below the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments until such date such available amount has been equal to or greater than the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments for 45 consecutive days.  As of June 30, 2013, we were in compliance with the covenant requirements of these financing facilities.

On March 29, 2013, we entered into a promissory note in the principal sum of $7 million with a term of six years bearing interest at a rate of 5.29% per annum to finance the cost of certain information technology software licenses.  The principal of note is to be repaid in equal monthly installments over its term.

In December 2012, we entered into a CNY 250 million (approximately $40 million) 5 year secured credit facility available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch (“ABC Bank”).  The China Bank Facility will be used for funding construction of our manufacturing facility in Nantong, China.  The China Bank Facility is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd.  The loans under the China Bank Facility bear interest at a rate determined from time to time by ABC Bank base on the prevailing

People Bank of China Lending Rate.  At June 30, 2013, we had borrowings of $13 million under the China Bank Facility.  Repayments of principal will be made in semi-annual installments from December 2014 through December 2017.

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

8)            INCOME TAXES

We reported an income tax expense of $15 million and $13 million for the quarters ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013 and 2012, we reported income tax expense of $23 million and $12 million, respectively.  The tax expense reported for the quarter and six months ended June 30, 2013 reflected fluctuations in jurisdictional profitability among the foreign countries in which we operate.  The tax expense reported for the quarter and six months ended June 30, 2012 reflected fluctuations in jurisdictional profitability as well as the tax benefit of the restructuring charge taken in the second quarter of 2012.

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

We have net liabilities related to unrecognized tax benefits of $40 million and $41 million at June 30, 2013 and December 31, 2012, respectively. The decrease is primarily due to currency fluctuation.

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

9)            ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss (“AOCL”), net of tax at June 30, 2013 and December 31, 2012, are as follows:

(in millions)	Foreign Currency Translation Adjustments	Unrecognized Pension and Other Post- Retirement Benefit Costs	Total
As of December 31, 2012	$47	$(475)	$(428)
Other comprehensive (loss) income before reclassifications	(32)	22	(10)
Amounts reclassified from AOCL	(9)	115	106
Net current period other comprehensive (loss) income	(41)	137	96
As of June 30, 2013	$6	$(338)	$(332)

The following table summarizes the reclassifications from AOCL to the Condensed Consolidated Statement of Operations for the quarter and six months ended June 30, 2013:

	Quarter Ended	Six months ended
	June 30, 2013	June 30, 2013
(in millions)	Amount Reclassified from AOCL	Amount Reclassified from AOCL	Affected line item in the consolidated statement of operations
Foreign currency translation items:
Liquidation of consolidated entities	$15	$15	Other income, net
Sale of discontinued operations (b)	(6)	(6)	Loss on sale of discontinued operations, net of tax
Net of tax	9	9
Defined benefit pension plan items:
Amortization of prior-service costs (a)	1	2	See Note (a)
Amortization of actuarial losses (a)	(6)	(12)	See Note (a)
Sale of discontinued operations (b)	(120)	(120)	Loss on sale of discontinued operations, net of tax
Total before tax	(125)	(130)
Tax on continuing operations	1	1	Income Tax Expense
Tax on discontinued operations	14	14	Loss on sale of discontinued operations, net of tax
Total tax	15	15
Net of tax	(110)	(115)
Total reclassifications	$(101)	$(106)

(a) These items are included in the computation of net periodic benefit pension cost (see Note 12 - Pension and other Post-Retirement Plans for additional information).

(b) Sale of the Antioxidant Business (see Note 2 - Acquisitions and Divestitures)

10)          EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings per common share is based on the weighted average number of common and common share equivalents outstanding.

The following is a reconciliation of the shares used in the computation of earnings per share:

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012
Weighted average shares outstanding - Basic	98.6	98.9	98.4	98.6
Dilutive effect of common share equivalents	1.1	0.2	1.2	0.5
Weighted average shares outstanding - Diluted	99.7	99.1	99.6	99.1

On May 9, 2013, the Board authorized an increase in our share repurchase program by $41 million to $141 million of which $100 million remains as of June 30, 2013 and extended the program through March 31, 2014.  The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  There were no purchases during the six months ended June 30, 2013.  As of June 30, 2013, we repurchased 3.4 million shares at a cost of $41 million under this program.

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

Stock-based compensation expense was $3 million for the quarters ended June 30, 2013 and 2012, and $8 million and $10 million for the six months ended June 30, 2013 and 2012, respectively.  Stock-based compensation expense was primarily reported in SG&A.

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

We use the Black-Scholes option-pricing model to determine the fair value of NQOs.  We have elected to recognize compensation cost for awards of NQOs equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average per share fair value of stock options granted during the six months ended June 30, 2013 and 2012 was $9.92 and $8.14, respectively.

Total remaining unrecognized compensation expense associated with unvested NQOs at June 30, 2013 was $6 million, which will be recognized over the weighted average period of approximately 2 years.

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

Total remaining unrecognized compensation expense associated with unvested time-based RSUs and performance shares at June 30, 2013 was $15 million, which will be recognized over the weighted average period of approximately 2 years.

Employee Stock Purchase Plan

In May 2012, our shareholders approved the Chemtura Corporation 2012 Employee Stock Purchase Plan (the “ESPP”).  This plan permits eligible employees to annually elect to have up to 10% of their compensation withheld and applied to the purchase of shares of Chemtura’s common stock.  Purchases are made at the end of quarterly offering periods and are based on the lower of the fair market value of the shares on the first and last trading days during the offering period.  The first offering period was for the calendar quarter ended September 30, 2012.  A total of one million shares are authorized to be issued under the ESPP, including up to 0.1 million shares per offering period and 0.3 million shares per plan year.  As of June 30, 2013, approximately 0.9 million shares are available for future issuance under this plan.

12)          PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of our defined benefit plans net periodic benefit (credit) cost for the quarters and six months ended June 30, 2013 and 2012 are as follows:

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Quarters ended June 30,		Quarters ended June 30,		Quarters ended June 30,
(In millions)	2013	2012	2013	2012	2013	2012
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	7	11	5	5	1	1
Expected return on plan assets	(11)	(13)	(6)	(6)	—	—
Amortization of prior service cost	—	—	—	—	(1)	(2)
Amortization of actuarial losses	4	3	1	1	1	1
Net periodic benefit cost	$—	$1	$1	$1	$1	$—

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012	2013	2012
Service cost	$—	$—	$2	$2	$—	$—
Interest cost	17	22	10	10	2	2
Expected return on plan assets	(25)	(27)	(12)	(11)	—	—
Amortization of prior service cost	—	—	—	—	(2)	(3)
Amortization of actuarial losses	8	7	2	1	2	2
Net periodic benefit cost	$—	$2	$2	$2	$2	$1

In addition to the net periodic benefit (credit) cost summarized above, in the second quarter of 2013 we recorded a gain related to an adjustment for a legacy pension plan of $2 million to SG&A and $4 million to Loss from discontinued operations on our Consolidated Statement of Operations.

We contributed $2 million to our U.S. non-qualified pension plans and $15 million to our international pension plans for the quarter ended June 30, 2013.  Contributions to post-retirement health care plans for the quarter ended June 30, 2013 were $5 million.

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

On May 9, 2011, one of our UK subsidiaries entered into definitive agreements with the trustees of the Great Lakes U.K. Limited Pension Plan (“the UK Pension Plan”) over the terms of a “recovery plan” which provided for a series of additional cash contributions to be made to reduce the underfunding over time.  The agreements provided, among other things, for our UK subsidiary to make cash contributions of £60 million (approximately $96 million) in just over a three year period, with the initial contribution of £30 million ($49 million) made in the second quarter of 2011, the second contribution of £15 million ($24 million) made in the second quarter of 2012 and the third contribution of £8 million ($11 million) made in the second quarter of 2013.  The final contribution of  £8 million ($11 million) is expected to be made in the second quarter of 2014.  The agreements also provided for the granting of both a security interest and a guarantee to support certain of the liabilities under the UK Pension Plan.

There was also an evaluation being undertaken as to whether additional benefit obligations exist in connection with the equalization of certain benefits under the UK Pension Plan that occurred in the early 1990s.  Based on the results of the evaluation in 2011, $8 million of expense was recorded in the fourth quarter of 2011, which was subject to adjustment as further information is gathered as part of the evaluation.   Additional information has been gathered and evaluated during the second quarter of 2013 and resulted in a reduction of the estimated liability from that originally estimated. Accordingly we recorded $2 million of income to SG&A in the second quarter of 2013.  When we reach agreement with the trustees of the UK Pension Plan as to what additional benefit obligations exist, our UK subsidiary is required to make additional cash contributions to the UK Pension Plan.

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

In April 2012, we purchased two forward contracts with a notional amount totaling $25 million to reduce the risk of currency exposure related to the remaining two annual installments of proceeds from the sale of our 50% interest in Tetrabrom Technologies Ltd. in 2011.  We use fair value accounting methods for these contracts.  During the quarter ended June 30, 2013, one of these contracts settled and we recorded a realized gain of less than $1 million in other income, net.  We have recorded an unrealized gain of less than $1 million and an unrealized loss of less than $1 million reflecting the changes in the fair market value on the remaining contract in other income, net in our Consolidated Statement of Operations for the quarter and six month periods ended June 30, 2013, respectively.  The resulting net liability of the changes in fair market value of the remaining contract of less than $1 million has been accounted for in other current assets in our Consolidated Balance Sheet.

During the first half of 2013, we entered into a zero cost collar contract and two additional forward contracts to reduce the risk of currency exposure related to the Euro in one of our consolidated subsidiaries.  These contracts matured at various times during the second quarter of 2013.  We use fair value accounting methods for these contracts and have recorded losses of less than $1 million and gains of $3 million reflecting the changes in fair market value of these contracts in other income, net in our Consolidated Statement of Operations for the quarter and six month periods ended June 30, 2013.

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

The following table presents the carrying amounts and estimated fair values of material financial instruments used by us in the normal course of business:

	As of June 30, 2013		As of December 31, 2012
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Total debt	$894	$938	$876	$920

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

Level 1 fair value measurements in 2013 and 2012 included securities purchased in connection with the deferral of compensation, our match and investment earnings related to the supplemental savings plan.  These securities are considered our general assets until distributed to the participant and are included in other assets in our Consolidated Balance Sheets.  A corresponding liability is included in other liabilities at June 30, 2013 and December 31, 2012 in our Consolidated Balance Sheets.  Quoted market prices were used to determine fair values of these Level 1 investments which are held in a trust with a third-party brokerage firm.  The fair value of the asset and corresponding liability was $2 million at June 30, 2013 and December 31, 2012.

Level 2 fair value measurements are used to value our financial instruments subject to foreign currency exchange risk (see Note 13 — Derivative Instruments and Hedging Activities.)  For the six months ended June 30, 2013, there were no transfers into or out of Levels 1 and 2.

Level 3 fair value measurements are utilized in our impairment reviews of Goodwill (see Note 6 — Goodwill and Intangible Assets).

During the second quarter of 2013, we obtained an investment in non-public preferred equity securities with a face value of $9 million.  We have estimated the fair value to be $4 million, utilizing Level 3 measurements, where the fair value estimate is determined internally based on business and market sector fundamentals.  We have reported the fair value of this investment in Other Non-Current Assets and reported the difference between the face value and fair value in loss on sale of discontinued operations.

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

Our asset retirement obligations include estimates for all asset retirement obligations identified for our worldwide facilities.  Our asset retirement obligations are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases at approximately 25 facilities; legal obligations to close approximately 89 brine supply, brine disposal, waste disposal, and hazardous waste injection wells and the related pipelines at the end of their useful lives; and decommissioning and decontamination obligations that are legally required to be fulfilled upon closure of approximately 30 of our manufacturing facilities.

The following is a summary of the change in the carrying amount of the asset retirement obligations for the quarters and six months ended June 30, 2013 and 2012 and the net book value of assets related to the asset retirement obligations at June 30, 2013 and 2012:

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012
Asset retirement obligation balance at beginning of period	$19	$20	$20	$21
Accretion expense (income) — cost of goods sold (a)	—	2	—	2
Payments	(2)	—	(3)	(1)
Asset retirement obligation balance at end of period	$17	$22	$17	$22
Net book value of asset retirement obligation assets at end of period	$—	$1	$—	$1

(a)  The accretion expense for the quarter and six months ended June 30, 2012 reflects the acceleration of obligations related to the Pedrengo, Italy facility due to the shutdown approved on April 30, 2012.

Depreciation expense for the six months ended June 30, 2013 and 2012 was less than $1 million.

At June 30, 2013 and December 31, 2012, $3 million and $6 million, respectively, of asset retirement obligations were included in accrued expenses and $14 million were included in other liabilities in our Consolidated Balance Sheet.

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

On January 31, 2013, the Bankruptcy Court granted Chemtura’s motion to enforce the discharge injunction under the Plan against certain tort claimants.  On February 7, 2013, the Bankruptcy Court entered a written order consistent with its ruling.  On February 20, 2013, the claimants appealed the Bankruptcy Court’s February 7, 2013 order, and the appeal is pending in the Bankruptcy Court.

As of June 30, 2013, the Bankruptcy Court has entered orders granting final decrees closing all of the Debtors’ Chapter 11 cases except the Chapter 11 case of Chemtura Corporation.

Reorganization items, net were $1 million for the quarter and six months ended June 30, 2013, primarily for professional fees.  Reorganization items, net was $1 million and $3 million for the quarter and six months ended June 30, 2012, respectively, which included $2 million for professional fees and $1 million for claim settlements.  Claim settlements represent the difference between the settlement amount of certain pre-petition obligations (which for obligations settled in common stock are based on the fair value of our stock at the issuance date) and the corresponding carrying value of the recorded liabilities.

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

On September 17, 2012, our subsidiary Great Lakes Chemical Corporation received an enforcement notice from the United States Department of Justice acting on behalf of the Environmental Protection Agency (“EPA”) which has alleged violations of a National Pollution Discharge Elimination System Permit issued under the Clean Water Act in conjunction with its facility in El Dorado, Arkansas.  The EPA sought injunctive relief and civil penalties.   We negotiated a consent decree with the EPA, including a penalty of less than $1 million, to resolve the alleged violations.  Public notice of the consent decree was published in the Federal Register on Wednesday, July 10, 2013.  The 30-day public comment period will end on Friday, August 9, 2013, and we anticipate the consent decree will be entered by the court soon after.

The total amount accrued for environmental liabilities as of June 30, 2013 and December 31, 2012 was $93 million and $84 million, respectively.  At June 30, 2013 and December 31, 2012, $21 million and $15 million, respectively, of these environmental liabilities were reflected as accrued expenses and $72 million and $69 million, respectively, were reflected as other liabilities.  We estimate that the reasonably possible ongoing environmental liabilities could range up to $107 million at June 30, 2013.  Our accruals for environmental liabilities include estimates for determinable clean-up costs.  We recorded  pre-tax charges of $23 million for the six months ended June 30, 2013 which included a $21 million charge related to a legacy non-operating site in France, and made payments of $7 million during the six months ended June 30, 2013 for clean-up costs, which reduced our environmental liabilities.  At certain sites, we have contractual agreements with certain other parties to share remediation costs.  As of June 30, 2013, no receivables are outstanding related to these agreements.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.  We intend to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  However, the final cost of clean-up at these sites could exceed our present estimates, and could have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations, or cash flows.  Our estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites.

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

Guarantees

In addition to the letters of credit of $15 million and $14 million outstanding at June 30, 2013 and December 31, 2012, respectively, we have guarantees that have been provided to various financial institutions.  At June 30, 2013 and December 31, 2012, we had $12 million of outstanding guarantees.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking and credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

We have applied the disclosure provisions of ASC Topic 460, Guarantees (“ASC 460”), to our agreements that contain guarantee or indemnification clauses.  We are a party to several agreements pursuant to which we may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which we previously had an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and/or provide project capital.  Such obligations mature through May 2016.  In the event that any of the joint venture companies were to default on these loan obligations, we would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At June 30, 2013 and December 31, 2012, the maximum potential future principal and interest payments due under these guarantees were $3 million.  In accordance with ASC 460, we have accrued less than $1 million in reserves, which represents the probability weighted fair value of these guarantees at June 30, 2013 and December 31, 2012.  The reserve has been included in other liabilities on our Consolidated Balance Sheet at June 30, 2013 and December 31, 2012 with an offset to other assets.

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

On November 9, 2012, we announced the sale of our Antioxidant business, which closed on April 30, 2013.  As a result of entering into this transaction, the assets and liabilities included in the Antioxidant Sale have been presented as assets and liabilities of discontinued operations and earnings and direct costs associated with the Antioxidant business have been presented as earnings (loss) from discontinued operations, net of tax.  The Antioxidant business was formerly included in the Industrial Performance Product segment.

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

General Corporate Expense and Other Charges

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis.  These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization.  Functional costs are allocated between the business segments and general corporate expense.  Certain functional and other expenses that are managed company-wide that were allocated to the Antioxidant business do not transfer directly under the Antioxidant Sale.  As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under loss from discontinued operations, net of tax.  These costs approximate $2 million and $4 million for the quarters ended June 30, 2013 and 2012, respectively and $6 million and $8 million for the six months ended June 30, 2013 and 2012, respectively.  Facility closures, severance and related costs are primarily for severance costs related to our cost savings initiatives.  Change in estimates related to expected allowable claims relates to adjustments to resolve disputed claims.

A summary of business data for our reportable segments for the quarters ended June 30, 2013 and 2012 are as follows:

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012
Net Sales
Petroleum additives	$182	$160	$351	$310
Urethanes	72	75	144	148
Industrial Performance Products	254	235	495	458
Bromine based & related products	160	197	319	380
Organometallics	41	39	81	82
Industrial Engineered Products	201	236	400	462
Consumer Products	145	158	223	242
Chemtura AgroSolutions	135	112	223	197
Total net sales	$735	$741	$1,341	$1,359

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012
Operating Income
Industrial Performance Products	$31	$28	$60	$54
Industrial Engineered Products	13	38	33	82
Consumer Products	21	20	19	15
Chemtura AgroSolutions	32	23	45	33
	97	109	157	184
General corporate expense, including amortization	(20)	(24)	(66)	(57)
Facility closures, severance and related costs	(11)	(7)	(25)	(7)
Changes in estimates related to expected allowable claims	—	—	—	(2)
Total operating income	$66	$78	$66	$118

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

Condensed Consolidating Statement of Operations

Quarter ended June 30, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$735	$(453)	$391	$234	$563
Cost of goods sold	548	(453)	344	182	475
Selling, general and administrative	67	—	24	13	30
Depreciation and amortization	31	—	7	14	10
Research and development	11	—	4	3	4
Facility closures, severance and related costs	11	—	6	—	5
Equity loss	1	—	—	—	1
Operating income	66	—	6	22	38
Interest expense	(15)	—	(17)	—	2
Other income (expense), net	12	—	(6)	—	18
Reorganization items, net	(1)	—	(1)	—	—
Equity in net earnings of subsidiaries	—	(26)	26	—	—
Earnings from continuing operations before income taxes	62	(26)	8	22	58
Income tax expense	(15)	—	—	—	(15)
Earnings from continuing operations	47	(26)	8	22	43
Earnings (loss) from discontinued operations, net of tax	6	—	7	—	(1)
Loss on sale of discontinued operations, net of tax	(146)	—	(108)	—	(38)
Net (loss) earnings attributable to Chemtura	$(93)	$(26)	$(93)	$22	$4

Condensed Consolidating Statement of Operations

Six months ended June 30, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,341	$(870)	$756	$393	$1,062
Cost of goods sold	1,028	(870)	641	319	938
Selling, general and administrative	137	—	55	24	58
Depreciation and amortization	62	—	14	27	21
Research and development	20	—	7	5	8
Facility closures, severance and related costs	25	—	12	—	13
Equity loss	3	—	—	—	3
Operating income	66	—	27	18	21
Interest expense	(31)	—	(34)	—	3
Other income (expense), net	15	—	(5)	—	20
Reorganization items, net	(1)	—	(1)	—	—
Equity in net earnings of subsidiaries	—	(1)	1	—	—
Earnings (loss) from continuing operations before income taxes	49	(1)	(12)	18	44
Income tax expense	(23)	—	(1)	—	(22)
Earnings (loss) from continuing operations	26	(1)	(13)	18	22
Earnings (loss) from discontinued operations, net of tax	4	—	5	—	(1)
Loss on sale of discontinued operations, net of tax	(146)	—	(108)	—	(38)
Net (loss) earnings attributable to Chemtura	$(116)	$(1)	$(116)	$18	$(17)

Condensed Consolidating Statement of Comprehensive Loss

Quarter ended June 30, 2013

(in millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net (loss) earnings	$(93)	$(26)	$(93)	$22	$4
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(18)	—	(4)	1	(15)
Unrecognized pension and other post-retirement benefit costs	138	—	136	—	2
Comprehensive income (loss) attributable to Chemtura	$27	$(26)	$39	$23	$(9)

Condensed Consolidating Statement of Comprehensive Loss

Six months ended June 30, 2013

(in millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net (loss) earnings	$(116)	$(1)	$(116)	$18	$(17)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(41)	—	10	(1)	(50)
Unrecognized pension and other post-retirement benefit costs	137	—	137	—	—
Comprehensive (loss) income attributable to Chemtura	$(20)	$(1)	$31	$17	$(67)

Condensed Consolidating Balance Sheet

As of June 30, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$1,531	$—	$463	$265	$803
Intercompany receivables	—	(9,493)	3,783	3,431	2,279
Investment in subsidiaries	—	(8,268)	1,670	1,633	4,965
Property, plant and equipment	752	—	123	281	348
Goodwill	173	—	92	3	78
Other assets	498	—	141	164	193
Total assets	$2,954	$(17,761)	$6,272	$5,777	$8,666
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$918	$—	$597	$84	$237
Intercompany payables	—	(9,493)	3,947	3,687	1,859
Long-term debt	437	—	423	—	14
Other long-term liabilities	547	—	253	57	237
Total liabilities	1,902	(9,493)	5,220	3,828	2,347
Stockholders’ equity	1,052	(8,268)	1,052	1,949	6,319
Total liabilities and stockholders’ equity	$2,954	$(17,761)	$6,272	$5,777	$8,666

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(116)	$(1)	$(116)	$18	$(17)
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operations:
Loss on sale of discontinued operations	146	—	108	—	38
Release of cumulative translation adjustment from liquidation of entities	(15)	—	—	—	(15)
Depreciation and amortization	64	—	14	27	23
Stock-based compensation expense	8	—	8	—	—
Equity loss	1	—	—	—	1
Changes in assets and liabilities, net	(165)	1	(72)	(19)	(75)
Net cash (used in) provided by operations	(77)	—	(58)	26	(45)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from divestments, net	91	—	(4)	—	95
Payments for acquisitions, net of cash acquired	(3)	—	—	—	(3)
Capital expenditures	(87)	—	(8)	(24)	(55)
Net cash provided by (used in) investing activities	1	—	(12)	(24)	37
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Term Loan	(2)	—	(2)	—	—
Proceeds from other long-term borrowings	23	—	7	—	16
Payments on other long-term borrowings	(2)	—	—	—	(2)
Payments on other short-term borrowings, net	(1)	—	—	—	(1)
Proceeds from the exercise of stock options	4	—	4	—	—
Net cash provided by financing activities	22	—	9	—	13
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(5)	—	—	—	(5)
Change in cash and cash equivalents	(59)	—	(61)	2	—
Cash and cash equivalents at beginning of period	365	—	193	—	172
Cash and cash equivalents at end of period	$306	$—	$132	$2	$172

Condensed Consolidating Statement of Operations

Quarter ended June 30, 2012

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$741	$(430)	$401	$236	$534
Cost of goods sold	542	(430)	318	200	454
Selling, general and administrative	72	—	30	14	28
Depreciation and amortization	30	—	7	13	10
Research and development	11	—	4	3	4
Facility closures, severance and related costs	7	—	4	1	2
Equity loss	1	—	—	—	1
Operating income	78	—	38	5	35
Interest expense	(16)	—	(18)	1	1
Other expense, net	5	—	2	—	3
Reorganization items, net	(1)	—	(1)	—	—
Equity in net earnings of subsidiaries	—	(24)	24	—	—
Earnings from continuing operations before income taxes	66	(24)	45	6	39
Income tax expense	(13)	—	—	—	(13)
Earnings from continuing operations	53	(24)	45	6	26
(Loss) earnings from discontinued operations, net of tax	(2)	—	5	—	(7)
Net earnings	51	(24)	50	6	19
Less: Net earnings attributed to non-controlling interests	(1)	—	—	—	(1)
Net earnings attributable to Chemtura	$50	$(24)	$50	$6	$18

Condensed Consolidating Statement of Operations

Six months ended June 30, 2012

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,359	$(859)	$768	$400	$1,050
Cost of goods sold	997	(859)	606	344	906
Selling, general and administrative	151	—	59	25	67
Depreciation and amortization	59	—	14	25	20
Research and development	23	—	9	5	9
Facility closures, severance and related costs	7	—	4	1	2
Change in estimates related to expected allowable claims	2	—	2	—	—
Equity loss	2	—	—	—	2
Operating income	118	—	74	—	44
Interest expense	(30)	—	(35)	2	3
Other income (expense), net	2	—	(1)	—	3
Reorganization items, net	(3)	—	(3)	—	—
Equity in net earnings of subsidiaries	—	(29)	29	—	—
Earnings from continuing operations before income taxes	87	(29)	64	2	50
Income tax expense	(12)	—	—	—	(12)
Earnings from continuing operations	75	(29)	64	2	38
(Loss) earnings from discontinued operations, net of tax	(2)	—	8	—	(10)
Net earnings	73	(29)	72	2	28
Less: Net earnings attributed to non-controlling interests	(1)	—	—	—	(1)
Net earnings attributable to Chemtura	$72	$(29)	$72	$2	$27

Condensed Consolidating Statement of Comprehensive Income (Loss)

Quarter ended June 30, 2012

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$51	$(24)	$50	$6	$19
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(44)	—	28	(4)	(68)
Unrecognized pension and other post-retirement benefit costs	(3)	—	(5)	—	2
Comprehensive income (loss)	4	(24)	73	2	(47)
Comprehensive income attributable to non-controlling interests	(1)	—	—	—	(1)
Comprehensive income (loss) attributable to Chemtura	$3	$(24)	$73	$2	$(48)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Six months ended June 30, 2012

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$73	$(29)	$72	$2	$28
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(22)	—	15	(2)	(35)
Unrecognized pension and other post-retirement benefit costs	(1)	—	(3)	—	2
Comprehensive income (loss)	50	(29)	84	—	(5)
Comprehensive income attributable to non-controlling interests	(1)	—	—	—	(1)
Comprehensive income (loss) attributable to Chemtura	$49	$(29)	$84	$—	$(6)

Condensed Consolidating Balance Sheet

As of December 31, 2012

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$1,612	$—	$505	$213	$894
Intercompany receivables	—	(9,412)	3,531	3,065	2,816
Investment in subsidiaries	—	(8,831)	1,738	1,633	5,460
Property, plant and equipment	719	—	127	277	315
Goodwill	177	—	92	3	82
Other assets	522	—	131	171	220
Total assets	$3,030	$(18,243)	$6,124	$5,362	$9,787
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$511	$—	$210	$69	$232
Intercompany payables	—	(9,412)	3,676	3,305	2,431
Long-term debt	871	—	870	—	1
Other long-term liabilities	580	—	300	56	224
Total liabilities	1,962	(9,412)	5,056	3,430	2,888
Stockholders’ equity	1,068	(8,831)	1,068	1,932	6,899
Total liabilities and stockholders’ equity	$3,030	$(18,243)	$6,124	$5,362	$9,787

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2012

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$73	$(29)	$72	$2	$28
Adjustments to reconcile net earnings to net cash (used in) provided by operations:
Impairment charges	1	—	—	—	1
Depreciation and amortization	68	—	18	25	25
Stock-based compensation expense	10	—	10	—	—
Reorganization items, net	1	—	1	—	—
Changes in estimates related to expected allowable claims	2	—	2	—	—
Equity income	(1)	—	—	—	(1)
Changes in assets and liabilities, net	(172)	29	(137)	(7)	(57)
Net cash (used in) provided by operations	(18)	—	(34)	20	(4)
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	9	—	—	—	9
Capital expenditures	(58)	—	(13)	(20)	(25)
Net cash used in investing activities	(49)	—	(13)	(20)	(16)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from ABL Facility, net	25	—	25	—	—
Proceeds from A/R Financing Facility, net	3	—	—	—	3
Payments on other short-term borrowings, net	(3)	—	—	—	(3)
Common shares acquired	(10)	—	(10)	—	—
Payment for debt issuance costs	(1)	—	—	—	(1)
Proceeds from exercise of stock options	1	—	1	—	—
Net cash provided by (used in) financing activities	15	—	16	—	(1)
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(3)	—	—	—	(3)
Change in cash and cash equivalents	(55)	—	(31)	—	(24)
Cash and cash equivalents at beginning of period	180	—	35	—	145
Cash and cash equivalents at end of period	$125	$—	$4	$—	$121

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

The primary economic factors that influence the operations and sales of our Industrial Performance Products (“Industrial Performance”) and Industrial Engineered Products (“Industrial Engineered”) segments (collectively referred to as “Industrials”) are industrial, electronic component and polymer production, residential and commercial construction and transportation markets.  In addition, our Chemtura AgroSolutions segment is influenced by worldwide weather, disease and pest infestation conditions.  Our Consumer Products segment is influenced by general economic conditions impacting consumer spending and weather conditions.

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

On April 30, 2013, we completed the sale of our Antioxidant and UV Stabilizer business (the “Antioxidant Sale”), including dedicated manufacturing plants in the U.S., France, and Germany, to affiliates of SK Capital Partners.  As a result of this transaction entered into in 2012, we determined that discontinued operations treatment applied.  The assets and liabilities included in the Antioxidant Sale have been presented as assets and liabilities of discontinued operations and earnings and direct costs associated with the Antioxidant business have been presented as a loss from discontinued operations, net of tax for the current and comparative periods (for further discussion, see Note 2 — Acquisitions and Divestitures in our Notes to Consolidated Financial Statements).

SECOND QUARTER RESULTS

Overview

Consolidated net sales for the second quarter of 2013 were $735 million or $6 million lower than the second quarter of 2012 driven by a $4 million overall decrease in selling prices and the unfavorable effect of foreign currency translation of $2 million.  Improvements in sales volume for our Industrial Performance and Chemtura AgroSolutions segments were offset by reductions in sales volume from our Industrial Engineered and Consumer Products segments.  Our Chemtura AgroSolutions segment reported a $21 million increase in sales volume.  North America led the growth, seeing strong demand for our miticide products, followed by Latin America.  Our Industrial Performance segment reported a $15 million increase in sales volume from our petroleum additives and certain synthetic products which was offset, in part, by continued weakness in urethane product sales for mining and electronic applications.  Consumer Products sales volume declined $12 million representing a slow start to the 2013 pool season in the northern hemisphere due to prolonged cold and wet conditions.  Our Industrial Engineered Products segment continues to experience a reduction in demand for products related to insulated foam and electronic applications, resulting in a $24 million decline in sales volume in the second quarter of 2013 compared with the second quarter of 2012.

Gross profit for the second quarter of 2013 was $187 million, a decrease of $12 million compared with the second quarter of 2012.  Gross profit as a percentage of net sales decreased to 25% for the second quarter of 2013 as compared with 27% for the second quarter of 2012.  Gross profit was impacted by $5 million from lower sales volume and unfavorable product mix changes, $4 million in lower selling prices, $2 million in unfavorable manufacturing costs and variances and a $1 million increase in other costs.

Selling, general and administrative (“SG&A”) expenses of $67 million were $5 million lower than the second quarter of 2012, primarily the result of lower staff count and associated benefits related to our restructuring initiatives in 2012 and 2013.

Depreciation and amortization expense of $31 million was $1 million higher than the second quarter of 2012.

Research and development expense (“R&D”) of $11 million was unchanged from the second quarter of 2012.

Facility closures, severance and related costs were $11 million in the second quarter of 2013 compared with $7 million in the second quarter of 2012.  During the first quarter of 2013, the Board of Directors (the “Board”) approved a restructuring plan providing for, among other things, actions to reduce stranded costs related to ongoing strategic initiatives.  The expense in 2013 primarily related to the cost of severance associated with this program.  The expense in 2012 primarily related to initiatives to improve operating effectiveness of certain global corporate functions.

Other income, net was $12 million in the second quarter of 2013 compared with other income, net of $5 million for the second quarter of 2012.  During the second quarter of 2013, we recognized a gain of $15 million related to the release of cumulative translation adjustments associated with the rationalization of certain European subsidiaries that are no longer required.  This gain was offset by net foreign currency losses in 2013 compared with net foreign currency gains in 2012.  In 2013, we entered into two foreign currency hedge instruments which enabled us to offset some of the foreign currency exposure of the Euro during the second quarter of 2013.

The income tax expense in the second quarter of 2013 was $15 million compared with expense of $13 million in the second quarter of 2012.  The tax expense reported in the second quarter of 2013 arose from fluctuations in profitability in international jurisdictions.  The tax expense reported for the second quarter of 2012 reflected fluctuations in jurisdictional profitability as well as the tax benefit of the second quarter of 2012 restructuring charge. We have offset our current quarter U.S. income with net operating loss carryforwards and reduced the associated valuation allowance.  We also offset our second quarter of 2012, U.S. taxable income with net operating loss carryforwards and reduced the associated valuation allowance.

Net earnings from continuing operations attributable to Chemtura for the second quarter of 2013 were $47 million, or $0.47 per diluted share, as compared with net earnings from continuing operations attributable to Chemtura of $53 million, or $0.53 per diluted share, for the second quarter of 2012.

Earnings from discontinued operations, net of tax attributable to Chemtura for the second quarter of 2013, was $6 million, or $0.06 per diluted share, as compared with a loss of $3 million, or $0.03 per diluted share, for the second quarter of 2012.  Discontinued operations represents the Antioxidant business.

Loss on sale of discontinued operations, net of tax attributable to Chemtura for the second quarter of 2013, was $146 million, or $1.46 per diluted share.

The following is a discussion of the results of our segments for the second quarter ended June 30, 2013.

Industrial Performance Products

Our Industrial Performance Products segment reported an increase in operating income for the second quarter of 2013, compared with the same quarter of 2012.  Sales volume increased due to improved demand for our petroleum additives and certain synthetic lubricant products.  Sales volume of our urethane products continued to be effected by weak demand in mining and electronic applications across all regions.  Selling price increases, primarily in our petroleum additive products, offset raw material cost changes while manufacturing costs overall remained comparable to the second quarter of 2012.

Net sales totaled $254 million in the second quarter of 2013, an increase of $19 million compared with the same period last year.  The increase reflected $15 million in higher sales volume and $4 million in higher selling prices.

Operating income of $31 million in the second quarter of 2013, was an increase of $3 million compared with last year.  Operating income benefited from the higher selling prices and $3 million in higher sales volume and product mix changes, offset by higher raw material costs of $3 million and other costs of $1 million.

Industrial Engineered Products

Our Industrial Engineered Products segment reported lower operating income for the second quarter of 2013, primarily the result of lower sales volumes and lower selling prices associated with brominated flame retardants used to support insulation foam and electronic applications compared to the second quarter of 2012.  Some of this weakness was offset by stronger demand from oilfield and other industrial applications coupled with an increase in the sales volume of organometallics products such as those based on tin and those used in polyolefin polymerization catalysts.  While selling prices during the quarter for bromine based products in Asia, insulation foam products in Europe and certain organometallic products were lower than in the second quarter of 2012, pricing in the quarter stabilized at the levels seen towards the end of the first quarter of 2013.  We experienced some increase in raw material costs which we were unable to recover due to demand conditions.  Our manufacturing cost base was stable despite shutdowns at one of our major organometallics plants to facilitate capacity expansion.

Net sales decreased by $35 million to $201 million for the second quarter of 2013 reflecting a $24 million decrease in sales volumes, $10 million in lower selling prices and $1 million from unfavorable foreign currency translation.

Operating income of $13 million in the second quarter of 2013 was $25 million lower than the second quarter of 2012.  The decrease in operating income reflected the lower selling prices, an $11 million decrease in sales volume and unfavorable product mix and $3 million in unfavorable manufacturing costs and variances.

Consumer Products

Our Consumer Products segment increased operating income to $21 million in the second quarter of 2013 compared with $20 million in the second quarter of 2012, despite lower sales in 2013.  Sales volume was impacted by a slow start to this year’s pool season and unseasonable cold and wet weather in North America and Europe as the quarter progressed.  Margins benefited from lower raw material and manufacturing costs and some reduction in SG&A and R&D (collectively “SGA&R”) costs.

Net sales decreased by $13 million to $145 million for the second quarter of 2013 compared to the same quarter in 2012 due to a $12 million decrease in sales volume and $1 million in lower selling prices.

Operating income reflected $3 million in lower manufacturing costs, a $2 million reduction in raw material costs and a $2 million decrease in other costs, offset by a $5 million impact from lower sales volume and unfavorable product mix and the slightly lower selling prices.

Chemtura AgroSolutions

Our Chemtura AgroSolutions segment generated higher net sales and operating income for the second quarter of 2013 compared with the same quarter in 2012.  Despite a slow start to the quarter due to the prolonged winter in the Northern hemisphere, the segment delivered a record quarter.  North America led the growth, seeing strong demand for our miticide products, followed by Latin America.  China also saw strong growth while Europe was at comparable levels to the second quarter of 2012 due to unseasonably wet conditions.  Operating income reflected the benefit of an increase in selling prices and higher sales volumes offset by higher manufacturing costs and slightly higher SGA&R costs.

Net sales increased by $23 million to $135 million for the second quarter of 2013 from $112 million in the same quarter of 2012.  The increase reflected $21 million in higher sales volume and $3 million in higher selling prices partly offset by $1 million in unfavorable foreign currency translation.

Operating income increased $9 million to $32 million in the second quarter of 2013 compared with $23 million in the second quarter of 2012, reflecting $8 million from favorable sales volume and product mix changes, the higher selling prices and a $2 million decrease in other costs, offset in part by $2 million in higher SGA&R costs and $2 million in higher manufacturing costs.

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

Corporate expense was $20 million in the second quarter of 2013, which included $6 million of amortization expense related to intangible assets.  In comparison, corporate expense was $24 million in the second quarter of 2012, which included $5 million of amortization expense related to intangible assets.  Included in corporate expense in 2013 is a $2 million gain related to an adjustment for a legacy pension plan offset by the cost associated with evaluating several strategic initiatives.

Certain functional and other expenses that are managed company-wide are allocated to our segments.  The portion of such costs allocated to the Antioxidant business do not transfer directly under the Antioxidant Sale and are anticipated to be eliminated in 2013.  As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under earnings (loss) from discontinued operations, net of tax.  These costs approximate $2 million and $4 million for the second quarters of 2013 and 2012, respectively.

YEAR TO DATE RESULTS

Overview

Consolidated net sales were $1,341 million for the six months ended June 30, 2013 or $18 million lower than 2012 driven by a $12 million reduction in volume, $2 million overall decrease in selling prices and the unfavorable effect of foreign currency translation of $4 million.  Our Industrial Performance Products segment reported a $28 million increase in sales volume from our petroleum additives and certain synthetic products which was offset, in part, by continued weakness in urethane product sales particularly driven by weakness in mining and electronic applications in all regions.  Chemtura AgroSolutions segment reported a $22 million increase in sales volume driven by strong sales in North and Latin Americas offset by lower volumes in Europe due to unseasonable weather conditions.  Sales volumes in our Consumer Products segment declined $17 million as the result of a slow start to the 2013 northern hemisphere season due to prolonged cold and wet conditions which extended into our second quarter.  Our Industrial Engineered Products segment experienced weak demand for insulated foam and electronic application products resulting in a $45 million decline in sales volume.

Gross profit for the six months ended June 30, 2013 was $313 million, a decrease of $49 million compared with the six months ended June 30, 2012.  Gross profit as a percentage of net sales, decreased to 23% for the six months ended June 30, 2013 compared with 27% for the same period of 2012.  Gross profit was impacted by a $21 million increase in an environmental reserve in 2013 for the costs to remediate a legacy non-operating site in France, $16 million from lower sales volume and unfavorable product mix, $6 million in unfavorable manufacturing costs and variances, $3 million from the unfavorable effect of foreign currency translation, $2 million in lower selling prices and a $1 million increase in other costs.

SG&A expense of $137 million was $14 million lower than the six months ended June 30, 2012, primarily the result of lower staff count and associated benefits related to our restructuring initiatives in 2012 and 2013.  Included in the six months ended June 30, 2013 is a gain of $2 million related to an adjustment for a legacy pension plan.

Depreciation and amortization expense of $62 million was $3 million higher than the six months ended June 30, 2012.

R&D expense of $20 million was $3 million lower than the six months ended June 30, 2012.

Facility closures, severance and related costs of $25 million in the six months ended June 30, 2013 compared with $7 million for the six months ended June 30, 2012.  The expense relates to our cost saving initiatives announced in 2013 and 2012.

Changes in estimates related to expected allowable claims were $2 million for the six months ended June 30, 2012, as we reduced the number of claims remaining in our Disputed Claim Reserve.

Interest expense of $31 million during the six months ended June 30, 2013 was $1 million higher than the six months ended June 30, 2012.

Other income, net was $15 million for the six months ended June 30, 2013 compared with $2 million for the six months ended June 30, 2012.  During 2013, we recognized a gain of $15 million related to the release of cumulative translation adjustments associated with the rationalization of certain European subsidiaries that are no longer required.

Reorganization items, net of $1 million in the six months ended June 30, 2013 was $2 million lower than the six months ended June 30, 2012.  The expense in both periods primarily comprised professional fees directly associated with the Chapter 11 reorganization.

The income tax expense in the six months ended June 30, 2013 was $23 million compared with expense of $12 million in the six months ended June 30, 2012.  The tax expense reported for the six month period ended June 30, 2013 reflected fluctuations in jurisdictional profitability.  The tax expense reported for the six months ended June 30, 2012 reflected fluctuations in jurisdictional profitability as well as the tax benefit of the second quarter restructuring charge.  We have offset our current year-to-date U.S. income with net operating loss carryforwards and reduced the associated valuation allowance.

Net earnings attributable to Chemtura for the six months ended June 30, 2013 were $26 million, or $0.26 per diluted share, as compared with $75 million, or $0.76 per diluted share, for the six months ended June 30, 2012.

Earnings from discontinued operations, net of tax attributable to Chemtura for the six months ended June 30, 2013, was $4 million, or $0.04 per diluted share, as compared with a loss of $3 million, or $0.03 per diluted share, for the six months ended June 30, 2012.  Discontinued operations represents the Antioxidant business.

Loss on sale of discontinued operations, net of tax attributable to Chemtura for the six months ended June 30, 2013, was $146 million, or $1.47 per diluted share.

The following is a discussion of the results of our segments for the six months ended June 30, 2013.

Industrial Performance Products

Our Industrial Performance Products segment reported higher net sales and operating income in the six months ended June 30, 2013 compared with the same six months of 2012.  We are showing some recovery in sales of petroleum additive products across all regions as well as the benefit of a modest increase in selling prices.  These gains were partially offset by weakness in mining and electronic applications for our urethane products which is effecting all of our regions.  Operating income benefited from the higher selling prices over the increase in raw material costs and some favorability in manufacturing costs offset by slightly higher SGA&R costs.

Net sales totaled $495 million in the six months ended June 30, 2013, an increase of $37 million compared with last year.  The increase reflected higher sales volume totaling $28 million and higher selling prices of $9 million.

Operating income totaled $60 million in the six months ended June 30, 2013, an increase of $6 million compared with last year.  Operating income benefited from the higher selling prices and $3 million in higher sales volume net of unfavorable product mix, offset by higher raw material costs of $4 million and an increase in SG&A costs of $2 million.

Industrial Engineered Products

Our Industrial Engineered Products segment reported lower net sales and operating income in 2013 over the same six month period ended June 30, 2012.  We experienced a weakness in demand in 2013 for insulation foam and electronic application products compared with very strong market growth particularly in insulation foam applications during the first half of 2012.  This weakness was only partially offset by some marginal improvement in tin based product demand from 2012.  Due to the weaker market in 2013, we have felt competitive pricing pressures which caused our sales and margins to decrease further.  The segment’s operating income was further impacted by unfavorable manufacturing costs and variances resulting from the impact of bringing on-line new production capacity in 2013.

Net sales decreased by $62 million to $400 million for the six months ended June 30, 2013 reflecting a $45 million decrease in sales volumes, $16 million in lower selling prices and $1 million from unfavorable foreign currency translation.

Operating income of $33 million in the six months ended June 30, 2013 decreased $49 million compared with last year.  The decrease reflected the lower selling prices, $17 million from lower sales volume and unfavorable product mix, $7 million in unfavorable manufacturing costs and variances, $3 million in higher raw material costs, $2 million from unfavorable foreign currency translation and a $4 million increase in other costs.

Consumer Products

Our Consumer Products segment reported lower net sales for the six months ended June 30, 2013 compared with the six months ended June 30, 2012 but through cost control reported higher operating income for the same comparative periods. This segment experienced volume declines in the Northern Hemisphere as a result of a prolonged winter and cold, wet spring which has extended into the summer months.  This has caused some weakness in our large retailer and dealer distribution channels in some U.S. states and European countries.  Lower manufacturing and distribution costs and variances coupled with lower SGA&R and favorable sales prices over raw material costs provided favorable effects on our margins and operating income.

Net sales decreased by $19 million to $223 million in the six months ended June 30, 2013 reflecting a $17 million decrease in sales volume and $2 million in lower selling prices.

Operating income increased $4 million to $19 million in the six months ended June 30, 2013 compared with $15 million in the six months ended June 30, 2012 which reflected $5 million in lower manufacturing costs, a $5 million reduction in raw material costs, $3 million from lower SGA&R costs and a $2 million decrease in other costs, offset by a $9 million impact from lower sales volume and unfavorable product mix and the slightly lower selling prices.

Chemtura AgroSolutions

Our Chemtura AgroSolutions segment reported higher net sales and operating income for the six months ended June 30, 2013 compared with the same period in 2012.  Net sales increased over the prior year period as a result of improved sales volume in both North and Latin America.  We experienced some decline in our European markets due to unusually cold weather conditions and flooding in some regions.  Operating income reflected the benefit of the increased sales volume and selling prices coupled with continued focus on SGA&R, offset in part by higher manufacturing and distribution cost.

Net sales increased by $26 million to $223 million for the six months ended June 30, 2013 from $197 million in the same period of 2012.  The increase reflected $22 million in higher sales volume and $7 million in higher selling prices partly offset by $3 million of unfavorable foreign currency translation.

Operating income increased $12 million to $45 million in the six months ended June 30, 2013 compared with $33 million in the six months ended June 30, 2012, reflecting $7 million from favorable sales volume and product mix changes, the higher selling prices and $3 million in lower SGA&R costs, offset in part by $4 million in higher manufacturing costs and a $1 million increase in other costs.

General Corporate

Corporate expense was $66 million in the six months ended June 30, 2013, which included $13 million of amortization expense related to intangible assets.  In comparison, corporate expense was $57 million in the six months ended June 30, 2012, which included $13 million of amortization expense related to intangible assets.  The increase in 2013 was primarily due to a $21 million increase in an environmental reserve for the costs to remediate a legacy non-operating site in France.  Following a detailed engineering study, we received estimates of the costs of what will be a multi-year program to remediate the site to the standards required by the regulatory authorities.  Additionally, in the second quarter of 2013, we reported a gain of $2 million related to an adjustment for a legacy pension plan and lower costs associated with employee incentive programs and benefits.

Certain functional and other expenses that are managed company-wide are allocated to our segments.  The portion of such costs allocated to the Antioxidant business do not transfer directly under the Antioxidant Sale and are anticipated to be eliminated in 2013.  As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under earnings (loss) from discontinued operations, net of tax.  These costs approximate $6 million and $8 million for the six months ended June 30, 2013 and 2012, respectively.

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

On November 3, 2010, the Bankruptcy Court entered an order confirming the Debtors’ plan of reorganization (the “Plan”).  On November 10, 2010 (the “Effective Date”), the Debtors substantially consummated their reorganization through a series of transactions contemplated by the Plan and the Plan became effective. As of June 30, 2013, the Bankruptcy Court has entered orders granting final decrees closing all of the Debtors’ Chapter 11 cases except the Chapter 11 case of Chemtura Corporation.

For further discussion of the Chapter 11 cases, see Note 16 - Emergence from Chapter 11 in our Notes to Consolidated Financial Statements.

Tender Offer & New Bond Offering

On June 10, 2013, we launched a cash tender offer and consent solicitation with respect to any and all of our outstanding $455 million aggregate principal amount of 7.875% Senior Notes due 2018 (the “Senior Notes”) pursuant to our Offer to Purchase and Consent Solicitation Statement (the “Offer to Purchase”).  The requisite consent solicitation is required to adopt proposed amendments to the indenture governing the Senior Notes (the “Indenture”) that would eliminate substantially all of the restrictive covenants, certain events of default and related provisions contained in the Indenture.  Subject to the terms and conditions set forth in the Offer to Purchase, holders who validly tendered their notes on or prior to June 21, 2013 (the “Consent Date”) were to receive the total consideration of $1,117.50 per $1,000 principal amount of Senior Notes accepted for purchase, which included a consent payment of $30 per $1,000 principal amount of Notes. As of July 5, 2013, holders of $348 million or approximately 76.56% of the Senior Notes, had tendered their Senior Notes in the Offer and Solicitation and consented to the proposed amendments to the Indenture.

On July 8, 2013, we amended the terms of the offer to extend the expiration date to July 19, 2013 to meet the terms of the Financing Condition (as defined in the Offer to Purchase).  Holders who validly tender their Senior Notes after the Consent Date but on or prior to July 19, 2013, would receive the tender offer consideration of $1,087.50 per $1,000 principal amount of Senior Notes accepted for purchase but were not entitled to the consent payment.  As of July 19, 2013, additional holders of $6 million or approximately 1.33% of Senior Notes, had tendered their Senior Notes in the Offer and Solicitation and consented to the proposed amendments to the Indenture.

On July 18, 2013, we undertook a public offering of $450 million of 5.75% Senior Notes due 2021 (“2021 Senior Notes”), for the purposes of funding the purchase under the terms of the Offer to Purchase all of the Senior Notes tendered, expenses related to the offering and a repayment of our senior secured term loan facility due 2016 (the “Term Loan”).  On July 23, 2013 the 2021 Senior Notes offering closed and the majority of the proceeds were used to complete the purchase of the Senior Notes tendered in response to the Offer to Purchase.  With the purchase of the Senior Notes complete, the amendments to the Indenture that eliminate substantially all of the restrictive covenants, certain events of default and related provisions became effective.

In light of these transactions, we have classified the $354 million principle of tendered Senior Notes as short-term borrowing in our Consolidated Balance Sheet as of June 30, 2013.  In our third quarter of 2013 financial statements, we expect to record a loss on the early extinguishment of debt approximately $42 million being the difference between the principal amount of the Senior Notes tendered and the sum of the tender offer consideration and consent payments.  In addition, the loss will record the balance of the sum of unamortized capitalized financing costs and original issuance discount with respect to the Senior Notes purchased under the tender.

Additionally, on July 23, 2013, we used the balance of the proceeds from the offering of the 2021 Senior Notes after completing the purchase of the Senior Notes tendered and paying transaction costs, being approximately $45 million and approximately $5 million of cash on hand to prepay $50 million of principal of our Term Loan.  On July 31, 2013, we will prepay an additional $50 million of principal with cash on hand.  As such, we have classified these pre-payments as short-term borrowings in our Consolidated Balance Sheet as of June 30, 2013.

Financing Facilities

On August 27, 2010, we completed a private placement offering under Rule 144A for the Senior Notes at an issue price of 99.269% in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933.  We also entered into the Term Loan with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Term Loan permits us to increase the size of the facility by up to $125 million.  On October 31, 2012, we exercised the accordion feature of our Term Loan and borrowed the additional principle of $125 million for the purpose of funding potential investment opportunities and for general corporate purposes.  On November 10, 2010, we entered into a five-year senior secured revolving credit facility available through 2015 (the “ABL Facility”) for an amount up to $275 million, subject to availability under a borrowing base (with a $125 million letter of credit sub-facility).  The ABL Facility permits us to increase the size of the facility by up to $125 million subject to obtaining lender commitments to provide such increase.  At June 30, 2013, we had no borrowings under the ABL Facility and $15 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility.  At June 30, 2013, we had approximately $260 million of undrawn availability under the ABL Facility.

These facilities contain covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures.  The Term Loan requires that we meet certain quarterly financial maintenance covenants including a maximum Secured Leverage Ratio (as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0.  The ABL Facility contains a springing financial covenant requiring a minimum trailing 12-month fixed charge coverage ratio of 1.1 to 1.0 at all times during any period from the date when the amount available for borrowings under the ABL Facility falls below the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments until such date such available amount has been equal to or greater than the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments for 45 consecutive days.  As of June 30, 2013, we were in compliance with the covenant requirements of these financing facilities.

On March 29, 2013, we entered into a promissory note in the principal sum of $7 million with a term of six years bearing interest at a rate of 5.29% per annum to finance the cost of certain information technology software licenses.  The principal of note is to be repaid in equal monthly installments over its term.

In December 2012, we entered into a CNY 250 million (approximately $40 million) 5 year secured credit facility available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch (“ABC Bank”).  The China Bank Facility will be used for funding construction of our manufacturing facility in Nantong, China.  The China Bank Facility is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd.  At June 30, 2013, we had borrowings of $13 million under the China Bank Facility.  Repayments of principal will be made in semi-annual installments from December 2014 through December 2017.

For further discussion of the financing facilities, see Note 7 — Debt in our Notes to Consolidated Financial Statements.

Share Repurchase Program

On May 9, 2013, the Board authorized an increase in our share repurchase program by $41 million to $141 million of which $100 million remains as of June 30, 2013 and extended the program through March 31, 2014.  The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  There were no purchases during the six months ended June 30, 2013.  As of June 30, 2013, we had total re-purchases of 3.4 million shares for a cost of $41 million under this program.

From July 1, 2013 to July 26, 2013, we re-purchased 0.9 million shares for a cost of $20 million.

Antioxidant Divestiture

On April 30, 2013, we completed the sale of our Antioxidant business to SK Blue Holdings, Ltd, (“SK”) and Addivant USA Holdings Corp. (“Addivant”) for consideration of $97 million, $9 million in preferred stock issued by Addivant and a $1 million seller note issued by an affiliate of Addivant and the assumption by SK and Addivant of pension, environmental and other liabilities totaling approximately $91 million.  The cash consideration and seller note are subject to further adjustment depending on the finalization of pension assets and liabilities transferred to Addivant and a working capital adjustment.  In connection with the sale, we entered into several ancillary agreements, including supply agreements, a distribution agreement, and a transition service agreement.

We recognized a pre-tax loss of $159 million ($146 million after-tax), which included cash proceeds of $97 million less $10 million of retained working capital, $10 million for preferred stock and a seller note, $115 million net assets sold, $9 million of other costs and expenses, $13 million loss related to continuing supply agreements, $120 million of non-cash charges related to the pension obligations transferred, $6 million release of cumulative translation adjustment and $7 million release of non-controlling interest in our Asia Stabilizers Co. Ltd. joint venture.

Included as part of the consideration, we received 9.2 million shares of Series A Preferred Stock of Addivant with a face value of $9 million.  These shares accrue dividends at escalating rates beginning at 7% in the first year and up to 11% in the third year and beyond which are payable upon declaration.  Additionally, we received a note from Addivant Switzerland GmbH for approximately $1 million which bears interest at 5.5% annually and is repayable over a 4 year period.

For further discussion of the Antioxidant sale, see Note 2 — Acquisitions and Divestitures in our Notes to Consolidated Financial Statements.

Solaris Acquisition

On September 26, 2012, we announced that we entered into a Business Transfer Agreement (“BTA”) with Solaris ChemTech Industries Limited (“Solaris ChemTech”), an Indian Company, and Avantha Holdings Limited, an Indian Company and the parent company of Solaris ChemTech (collectively, “Solaris”).  As provided in the BTA, we have agreed to purchase from Solaris certain assets used in the manufacture and distribution of bromine and bromine chemicals for cash consideration of $142 million and the assumption of certain liabilities.  The purchase price is subject to a post-closing net working capital adjustment.  The transaction is subject to, among other things, receiving approval for the transfer of rights to the brine resources from which bromine is extracted and is expected to close upon receipt of those approvals, the date of which is not yet known.

Restructuring Initiatives

On February 22, 2013, our Board of Directors (the “Board”) approved a restructuring plan providing for, among other things, actions to reduce stranded costs related to ongoing strategic initiatives.  This plan is expected to preserve pre-divestiture operating margins following our portfolio changes.  The total cost of the restructuring plan is estimated to be between $35 million and $45 million, primarily for severance and related costs, accelerated depreciation of property, plant and equipment, and asset retirement obligations.  Non-cash charges are estimated to be between $9 million and $11 million with a net cash cost of between $26 million and $34 million.  We recorded a pre-tax charge of $14 million in the first quarter of 2013 which included $11 million for severance and related costs and $3 million related to professional fees.  We recorded a pre-tax charge of $11 million in the second quarter of 2013, which included $5 million for severance and related costs and $6 million related to professional fees. We expect all but approximately $4 million to $8 million to be incurred throughout 2013.  The remainder of the costs being related to accelerated depreciation and decommissioning costs that are expected to be expensed as incurred over a number of years.

On April 30, 2012, our Board approved a restructuring plan providing for, among other things, the closure of our Antioxidant business manufacturing facility in Pedrengo, Italy.  The Board also approved actions to improve the operating effectiveness of certain global corporate functions.  This plan is intended to achieve significant gains in efficiency and costs.  The total cost of the restructuring plan was estimated to be approximately $40 million of which approximately $6 million will consist of non-cash charges.  During 2012, we recorded pre-tax charges of $33 million which included $4 million for accelerated depreciation of property, plant and equipment included in depreciation and amortization, $2 million for accelerated asset retirement obligations included in cost of goods sold, $12 million for severance and professional fees related to corporate initiatives, $5 million for severance and other obligations related to the Pedrengo closure and $10 million reflecting the write-off of a receivable for which collection is not longer probable as a result of these restructuring actions.  We recorded an additional pre-tax charge of $1 million in the quarter ended June 30, 2013, primarily for accelerated depreciation and relocation costs related to the Pedrengo closure.  All charges related to the Pedrengo closure have been included in loss from discontinued operations, net of tax, due to the pending sale of our Antioxidants business.  The Pedrengo plant ceased operations March 31, 2013 and asset retirement work has begun.  We will retain this property after the sale of the Antioxidants business is complete and anticipate selling it after all retirement and remediation work is completed.

Cash Flows from Operating Activities

Net cash used in operating activities was $77 million for the six months ended June 30, 2013 compared to net cash used in operating activities of $18 million in the same period last year.  Changes in key working capital accounts are summarized below:

Favorable (unfavorable)	Six months ended	Six months ended
(In millions)	June 30, 2013	June 30, 2012
Accounts receivable	$(147)	$(136)
Inventories	(60)	(36)
Accounts payable	74	55
Pension and post-retirement health care liabilities	(28)	(53)

During the six months ended June 30, 2013, accounts receivable increased by $147 million over December 31, 2012 primarily driven by our Consumer Products and Chemtura AgroSolutions segments as a result of typical seasonal increase in demand as suppliers initially begin stocking for the upcoming pool and growing seasons in North America and Europe and then record higher sales levels in Chemtura AgroSolutions.  Additionally, our Industrial Performance segment showed some increase in accounts receivable driven entirely by the favorable volume growth this segment experienced in the past several months.  Inventory increased by $60 million over December 31, 2012 primarily driven by seasonal inventory build in our Consumer Products segment.  Industrial Performance Products reported some increase in inventory to support increased demand while our Industrial Engineered segment built inventory due to the reduction in demand and product mix we saw over the first half of the year.  Accounts payable increased by $74 million in the six months ended June 30, 2013 primarily relating to our Consumer Products, Chemtura AgroSolutions and Industrial Performance segments as a result of the seasonal demand required inventory build.  Pension and post-retirement health care liabilities decreased $28 million primarily due to the lower funding of benefit obligations.  Pension and post-retirement contributions amounted to $22 million for the six months ended June 30, 2013 which included $7 million for domestic plans and $15 million for international plans.

Cash flows from operating activities for the six months ended June 30, 2013, were adjusted by the impact of certain non-cash and other charges.  Non-cash charges included the loss on the sale of the Antioxidant business, release of cumulative currency translation adjustments related to the liquidation of certain wholly owned entities, depreciation and amortization expense and stock-based compensation expense.  Working capital was also adjusted to reflect the inclusion of the assets and liabilities related to the purchase of the remaining 50% of Daystar Materials, LLC (“Daystar”) (see Note 2 - Acquisitions and Divestitures in our Notes to Consolidated Financial Statements).

During the six months ended June 30, 2012, accounts receivable increased by $136 million over December 31, 2011 primarily driven by seasonal demand increases in the second quarter for our Consumer Products and Chemtura AgroSolutions products, coupled with some increase in net sales in our Industrial Engineered segment. Inventory increased by $36 million over December 31, 2011 primarily as a result of seasonal inventory build for Consumer Products and Chemtura AgroSolutions segments along with some inventory build in our Industrial Performance segment due to weaker than anticipated demand. Accounts payable increased by $55 million in the six months ended June 30, 2012 primarily a result of higher raw material purchases, as well as the timing of vendor payments. Pension and post-retirement health care liabilities decreased $53 million primarily due to the funding of benefit obligations. Pension and post-retirement contributions amounted to $59 million for the six months ended June 30, 2012 which included $30 million for domestic plans and $29 million for international plans.

Cash flows from operating activities in 2012 were adjusted by the impact of certain non-cash and other charges, which primarily included depreciation and amortization expense of $68 million and stock-based compensation expense of $10 million.

Cash Flows from Investing and Financing Activities

Investing Activities

Net cash provided by investing activities was $1 million for the six months ended June 30, 2013.  Investing activities included proceeds from our Antioxidant business divestment net of transaction costs and cash transferred of $81 million and $10 million from the collection on a receivable from the sale of our 50% interest in Tetrabrom Technologies Ltd in 2011.  Investing activities also included capital expenditures of $87 million for U.S. and international facilities, environmental and other compliance requirements along with $3 million for the acquisition of the remaining interest in our Daystar joint venture.

Net cash used in investing activities was $49 million for the six months ended June 30, 2012.  Investing activities were related to $58 million in capital expenditures for U.S. and international facilities, environmental and other compliance requirements, partially offset by $9 million in proceeds received from the sale of our 50% interest in Tetrabrom Technologies Ltd.

Financing Activities

Net cash provided by financing activities was $22 million for the six months ended June 30, 2013, which primarily included $13 million in borrowings for capital improvements related to our new facility in Nantong, China and $7 million related to a promissory note for information technology software licenses.

Net cash provided by financing activities was $15 million for the six months ended June 30, 2012, which primarily included proceeds from the ABL Facility of $25 million, partially offset by shares acquired under our share repurchase program of $10 million.

Settlements of Disputed Claims

As of June 30, 2013, there were no remaining undisbursed amounts in the Disputed Claims Reserve.

In the six months ended June 30, 2012, we distributed approximately $5 million of restricted cash associated with our Chapter 11 cases.  These settlements were comprised of a $3 million supplemental distribution to holders of previously issued Chemtura stock (“Holders of Interests”) and $2 million for general unsecured claims.  Additionally, we issued approximately $23 million of common stock which included a $20 million supplemental distribution to Holders of Interests and $3 million for general unsecured claims.

Future Liquidity

In 2013, we expect to finance our continuing operations and capital spending requirements with cash flows provided by operating activities, available cash and cash equivalents, the sale of our 2021 Senior Notes, ABL Facility and China Bank Facility, the Antioxidant Sale and other sources.  Cash and cash equivalents as of June 30, 2013 were $306 million.

Contractual Obligations and Other Cash Requirements

During the six months ended June 30, 2013, we made aggregate contributions of $17 million to our U.S. and international pension plans and $5 million to our post-retirement benefit plans.  We expect to make approximately $37 million of contributions to these plans during the remainder of 2013.

On May 9, 2011, one of our UK subsidiaries entered into definitive agreements with the trustees of the Great Lakes U.K. Limited Pension Plan (“the UK Pension Plan”) over the terms of a “recovery plan” which provided for a series of additional cash contributions to be made to reduce the underfunding over time.  The agreements provided, among other things, for our UK subsidiary to make cash contributions of £60 million (approximately $96 million) in just over a three year period, with the initial contribution of £30 million ($49 million) made in the second quarter of 2011, the second contribution of £15 million ($24 million) made in the second quarter of 2012, and the third contribution of  £8 million ($11 million) made in the second quarter of 2013.  The final contribution of £8 million ($12 million) is expected to be made in the second quarter of 2014.  The agreements also provided for the granting of both a security interest and a guarantee to support certain of the liabilities under the UK Pension Plan.

There was also an evaluation being undertaken as to whether additional benefit obligations exist in connection with the equalization of certain benefits under the UK Pension Plan that occurred in the early 1990s. Based on the results of the evaluation in 2011, $8 million of expense was recorded in the fourth quarter of 2011, which was subject to adjustment as further information is gathered as part of the evaluation.  Additional information has been gathered and evaluated during the second quarter of 2013 and resulted in a reduction of the estimated liability from that originally estimated. Accordingly we recorded $2 million of income to SG&A in the second quarter of 2013.  When we reach agreement with the trustees of the UK Pension Plan as to what additional benefit obligations exist, our UK subsidiary is required to make additional cash contributions to the UK Pension Plan.

We had net liabilities related to unrecognized tax benefits of $40 million at June 30, 2013.  We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $3 million within the next 12 months.

Guarantees

In addition to $15 million in outstanding letters of credit at June 30, 2013, we have guarantees that have been provided to various financial institutions.  At June 30, 2013, we had $12 million of outstanding guarantees primarily related to vendor deposits.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

Strategic Initiatives

We continually review each of our businesses, individually and as part of our portfolio to determine whether to continue in, consolidate, reorganize, exit or expand our businesses, operations and product lines.  We have established strategic and financial criteria against which we assess whether to invest in the expansion of a business, operation or products line as well as to determine which portfolio businesses may, at an appropriate time, be monetized. As part of these assessments, we also review our manufacturing and facility footprints to determine if we should consolidate or close facilities to optimize customer supply and reduce our unit product costs.  Our review process also involves expanding businesses, investing in innovation and regional growth, expanding existing product lines and bringing new products to market or changing the way we do business.

During the first quarter of 2013, we completed an assessment of an initiative to monetize the assets of one of our businesses.  As of March 31, 2013, we considered it more-likely-than-not that the initiative would become effective during 2013.  In performing the impairment analysis, we probability weighted the possible outcomes of the initiative as of March 31, 2013.  Based on this analysis, the expected undiscounted cash flows were sufficient to recover the carrying values of assets of the business component to which the initiative relates.  As a result, we concluded that no impairment existed at March 31, 2013. There were no material changes in our assumptions related to this initiative during the quarter ended June 30, 2013. However, changes in the underlying details or probability of occurrence of the initiative could materially impact the results of our analysis in future quarters.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect the amounts and disclosures reported in our Consolidated Financial Statements and accompanying notes.  Our estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in our 2012 Annual Report on Form 10-K describe the critical accounting estimates and accounting policies used in the preparation of our Consolidated Financial Statements.  Actual results could differ from management’s estimates and assumptions.  There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2013.

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

Our non-industrial segments, Chemtura AgroSolutions and Consumer Products segments delivered year-over-year improvement in the first half of 2013.  While both segments saw their seasonal peak performance in the second quarter of 2013, they continue to target year-on-year improvement in the second half of 2013.

Our Industrial Performance segment delivered growth in net sales and operating income in the first half of 2013 and anticipates repeating this performance in the second half of the year.  The petroleum additives product line will continue to lead improvement offsetting the impact of lower demand for urethanes products from mining and electronic applications as well as continuing weakness in Europe.

Our Industrial Engineered segment continues to face tougher demand conditions.  After the decline in demand for flame retardants used in insulation foams in the first quarter of 2013, and the related softening in price, demand and pricing stabilized at these lower levels in the second quarter.  Demand for flame retardants has shown modest sequential improvement over the last three quarters, but remained lower in the second quarter of 2013 than in the second quarter of 2012.  Our customer’s visibility of demand trends in the second half of 2013 limits their ability to project what degree of improvement will occur compared to the first half of 2013.  We anticipate continued strength in demand for clear brine fluids used in oil and gas production applications and for the intermediates we produce for pharmaceutical and agrochemical applications and continued development of mercury control applications.

In this lackluster industrial demand environment we continue to look for improvements that we can drive and are focused on what additional actions we can take to reduce cost and improve efficiency.  We have now completed our actions to eliminate the stranded functional costs due to the divestiture of our Antioxidant business.  We continue to focus on driving margins higher by continuing to invest in innovation, bringing products with improved performance to existing customers and capturing new applications and customers.  Finally, we continue to actively explore portfolio transformation opportunities.

For Chemtura as a whole, our ability to deliver year-on-year improvement in the second half of 2013 will be driven by the rate and timing of improvement by our Industrial Engineered segment.  Our Industrial Performance, Consumer Products and Chemtura AgroSolutions segments remain on a path to deliver year-on-year improvement in 2013.

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

The fair market value of long-term debt is subject to interest rate risk.  Our total debt amounted to $894 million at June 30, 2013.  The fair market value of such debt as of June 30, 2013 was $938 million, which has been determined primarily based on quoted market prices.

Our financial instruments, subject to foreign currency exchange risk, consist of one foreign currency forward contracts with a total notional amount of $12 million, due in April of  2014.  This contract limits our risk to changes in the Euro and represent a net asset position of less than $1 million at June 30, 2013.  We conducted sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in the Euro from its value as of June 30, 2013, with all other variables held constant.  A 10% increase in the Euro against the U.S. Dollar would result in an increase of $1 million in the fair value of these contracts.  The sensitivity in fair value of these contracts represents changes in fair values estimated based on market conditions as of June 30, 2013, without reflecting the underlying monetary exposures the portfolio is hedging.  The effect of exchange movements on those anticipated transactions would be expected to mitigate the impacts implied by our sensitivity analysis.

There have been no other significant changes in market risk during the quarter ended June 30, 2013.

ITEM 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures

As of June 30, 2013, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

ITEM 1.  Legal Proceedings

See Note 17 — Legal Proceedings and Contingencies in our Notes to Consolidated Financial Statements for a description of our legal proceedings.

ITEM 1A.  Risk Factors

Our risk factors are described in our 2012 Annual Report on Form 10-K as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.  Investors are encouraged to review those risk factors in detail before making any investment in our securities.  There have been no significant changes in our risk factors during the quarter ended June 30, 2013.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities During the Second Quarter of 2013

On May 9, 2013, the Board authorized an increase in our share repurchase program by $41 million to $141 million of which $100 million remains as of June 30, 2013 and extended the program through March 31, 2014.  The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  As of June 30, 2013, we had repurchased 3.4 million shares at a cost of $41 million under this program.  There were no securities purchased in the quarter ended June 30, 2013.

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

CHEMTURA CORPORATION

(Registrant)

Date:	July 30, 2013	/s/ Laurence M. Orton

Name: Laurence M. Orton
Title: Vice President and Corporate Controller (Principal Accounting Officer)