Form 10-Q
period 2013-09-30
Chemtura CORP
filed 2013-11-04
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

The number of shares of common stock outstanding as of the latest practicable date is as follows

Class	Number of shares outstanding at September 30, 2013
Common Stock - $.01 par value	96,467,574

CHEMTURA CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2013

PART I.                 FINANCIAL INFORMATION

ITEM 1.                Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Quarters and nine months ended September 30, 2013 and 2012

(In millions, except per share data)

	Quarters ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	$569	$546	$1,687	$1,663

Cost of goods sold	448	398	1,310	1,209
Selling, general and administrative	58	60	169	182
Depreciation and amortization	24	26	76	75
Research and development	9	10	27	31
Facility closures, severance and related costs	3	2	28	8
Changes in estimates related to expected allowable claims	—	(1)	—	1
Equity loss	—	1	3	3
Operating income	27	50	74	154
Interest expense	(14)	(17)	(45)	(47)
Loss on early extinguishment of debt	(50)	—	(50)	—
Other (expense) income, net	(4)	(5)	11	(3)
Reorganization items, net	—	(1)	(1)	(4)
(Loss) earnings from continuing operations before income taxes	(41)	27	(11)	100
Income tax expense	(3)	(5)	(24)	(16)
(Loss) earnings from continuing operations	(44)	22	(35)	84
Earnings (loss) from discontinued operations, net of tax	7	(15)	28	(4)
Loss on sale of discontinued operations, net of tax	(3)	—	(149)	—
Net (loss) earnings	(40)	7	(156)	80
Less: Net loss attributed to non-controlling interests	—	2	—	1
Net (loss) earnings attributable to Chemtura	$(40)	$9	$(156)	$81

Basic per share information - attributable to Chemtura
(Loss) earnings from continuing operations	$(0.45)	$0.22	$(0.36)	$0.85
Earnings (loss) from discontinued operations, net of tax	0.07	(0.13)	0.29	(0.03)
Loss on sale of discontinued operations, net of tax	(0.03)	—	(1.52)	—
Net (loss) earnings attributable to Chemtura	$(0.41)	$0.09	$(1.59)	$0.82
Diluted per share information - attributable to Chemtura
(Loss) earnings from continuing operations	$(0.45)	$0.22	$(0.36)	$0.85
Earnings (loss) from discontinued operations, net of tax	0.07	(0.13)	0.29	(0.03)
Loss on sale of discontinued operations, net of tax	(0.03)	—	(1.52)	—
Net (loss) earnings attributable to Chemtura	$(0.41)	$0.09	$(1.59)	$0.82

Weighted average shares outstanding - Basic	97.5	97.9	98.1	98.4
Weighted average shares outstanding - Diluted	97.5	98.2	98.1	98.8

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

Quarters and nine months ended September 30, 2013 and 2012

(In millions)

	Quarters ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net (loss) earnings	$(40)	$7	$(156)	$80
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	25	37	(16)	15
Unrecognized pension and other post-retirement benefit costs	5	7	142	6
Comprehensive (loss) income	(10)	51	(30)	101
Comprehensive loss attributable to non-controlling interests	—	2	—	1
Comprehensive (loss) income attributable to Chemtura	$(10)	$53	$(30)	$102

See accompanying notes to Consolidated Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2013 (Unaudited) and December 31, 2012

(In millions, except par value data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$311	$363
Accounts receivable, net	386	345
Inventories, net	428	398
Other current assets	137	123
Current assets of discontinued operations	390	383
Total current assets	1,652	1,612
NON-CURRENT ASSETS
Property, plant and equipment, net	716	655
Goodwill	177	177
Intangible assets, net	138	146
Other assets	161	169
Non-current assets of discontinued operations	—	271
Total assets	$2,844	$3,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$2	$5
Accounts payable	172	152
Accrued expenses	189	178
Income taxes payable	7	8
Current liabilities of discontinued operations	124	168
Total current liabilities	494	511
NON-CURRENT LIABILITIES
Long-term debt	892	871
Pension and post-retirement health care liabilities	323	386
Other liabilities	138	109
Non-current liabilities of discontinued operations	—	85
Total liabilities	1,847	1,962
STOCKHOLDERS’ EQUITY
Common stock - $0.01 par value Authorized - 500.0 shares Issued - 100.5 shares at September 30, 2013 and 100.4 shares at December 31, 2012	1	1
Additional paid-in capital	4,373	4,366
Accumulated deficit	(3,004)	(2,848)
Accumulated other comprehensive loss	(302)	(428)
Treasury stock- at cost - 4.0 shares at September 30, 2013 and 2.4 shares at December 31, 2012	(72)	(30)
Total Chemtura stockholders’ equity	996	1,061
Non-controlling interest - continuing operations	1	—
Non-controlling interest - discontinued operations	—	7
Total Non-controlling interest	1	7
Total stockholders’ equity	997	1,068
Total liabilities and stockholders’ equity	$2,844	$3,030

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30, 2013 and 2012

(In millions)

	Nine months ended September 30,
	2013	2012
Increase (decrease) in cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(156)	$80
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Loss on sale of discontinued operations	149	—
Impairment charges	—	36
Release of cumulative translation adjustment from liquidation of entities	(15)	—
Loss on early extinguishment of debt	50	—
Depreciation and amortization	93	104
Stock-based compensation expense	11	14
Reorganization items, net	—	1
Changes in estimates related to expected allowable claims	—	1
Equity loss (income)	1	(2)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(29)	(33)
Inventories	(29)	(23)
Accounts payable	24	36
Pension and post-retirement health care liabilities	(43)	(71)
Other	3	(32)
Net cash provided by operating activities	59	111
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from divestments, net	91	9
Payments for acquisitions	(3)	—
Capital expenditures	(124)	(94)
Net cash used in investing activities	(36)	(85)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 2021 Senior Notes	450	—
Payments on 2018 Senior Notes, includes premium on tendering of notes	(395)	—
Payments on Term Loan	(102)	—
Proceeds from A/R Financing Facility, net	—	2
Proceeds from other long-term borrowings	27	—
Payments on other long-term borrowings	(3)	—
Payments on other short-term borrowings, net	(1)	(3)
Common shares acquired	(50)	(20)
Payment for debt issuance costs	(8)	(1)
Proceeds from exercise of stock options	6	2
Net cash used in financing activities	(76)	(20)
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(1)	1
Change in cash and cash equivalents	(54)	7
Cash and cash equivalents at beginning of period	365	180
Cash and cash equivalents at end of period	$311	$187
Cash and cash equivalents at end of period - Continuing operations	$311	$186
Cash and cash equivalents at end of period - Discontinued operations	$—	$1

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)            NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Chemtura Corporation together with our consolidated subsidiaries, is dedicated to delivering innovative, application-focused specialty chemicals.  Our corporate headquarters is located at 1818 Market Street, Suite 3700, Philadelphia, PA 19103.  Our principal executive offices are located at 1818 Market Street, Suite 3700, Philadelphia, PA 19103 and at 199 Benson Road, Middlebury, CT 06749.  We operate in a wide variety of end-use industries including agriculture, automotive, construction, electronics, lubricants, packaging, plastics for durable and non-durable goods, and transportation.

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

The information in the foregoing Consolidated Financial Statements for the quarters and nine months ended September 30, 2013 and 2012 is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to our Consolidated Financial Statements.

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

We operated as a debtor-in-possession (“DIP”) under the protection of the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) from March 18, 2009 (the “Petition Date”) through November 10, 2010 (the “Effective Date”).  From the Petition Date through the Effective Date, our Consolidated Financial Statements were prepared in accordance with Accounting Standards Codification (“ASC”) Section 852-10-45, Reorganizations — Other Presentation Matters (“ASC 852-10-45”) which requires that financial statements, for periods during the pendency of our voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11”) filings, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain income, expenses, realized gains and losses and expenses for losses that are realized or incurred in the Chapter 11 cases are recorded in Reorganization items, net in our Consolidated Statements of Operations.  As of September 30, 2013, the Bankruptcy Court has entered orders granting final decrees closing all of the Debtors’ Chapter 11 cases except the Chapter 11 case of Chemtura Corporation.

The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the period ended December 31, 2012 (the “2012 Annual Report on Form 10-K”).  The consolidated results of operations for the quarter and nine months ended September 30, 2013 are not necessarily indicative of the results expected for the full year.

Accounting Policies and Other Items

Cash and cash equivalents include bank term deposits with original maturities of three months or less.

Included in accounts receivable are allowances for doubtful accounts of $12 million and $11 million as of September 30, 2013 and December 31, 2012.

During the nine months ended September 30, 2013 and 2012, we made cash interest payments of approximately $52 million.  During the nine months ended September 30, 2013 and 2012, we made cash payments for income taxes (net of refunds) of $15 million and $29 million, respectively.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, providing guidance on the presentation of unrecognized tax benefits in the financial statements as either a reduction to a deferred tax asset or either a liability to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date. We do not expect the adoption of the amendments in this ASU will have a significant impact on our financial statements.

2)            ACQUISITIONS AND DIVESTITURES

Acquisitions

Solaris Acquisition

On September 26, 2012, we announced that we entered into a Business Transfer Agreement (“BTA”) with Solaris ChemTech Industries Limited (“Solaris ChemTech”), an Indian Company, and Avantha Holdings Limited, an Indian Company and the parent company of Solaris ChemTech (collectively, “Solaris”).  As provided in the BTA, we have agreed to purchase from Solaris certain assets used in the manufacture and distribution of bromine and bromine chemicals for cash consideration of $142 million and the assumption of certain liabilities.  The purchase price is subject to a post-closing net working capital adjustment.  The transaction is subject to, among other things, receiving governmental approval for the transfer of rights to the brine resources from which bromine is extracted.  The transaction is expected to close upon receipt of those approvals, the date of which is not yet known.  The parties are presently discussing alternative transaction structures.

DayStar Acquisition

On May 15, 2013, we purchased the remaining 50% interest in DayStar Materials L.L.C. (“DayStar”) from our partner UP Chemical Co., Ltd. and DayStar became a consolidated entity.  The purchase price was $3 million in cash which approximated the fair value of the remaining share of the assets and liabilities, primarily inventory and fixed assets, as of the purchase date. In addition, we reimbursed UP Chemical Co. Ltd. for a $3 million loan they had made to DayStar.

Divestitures

Consumer Divestiture

In September 2013 our Board of Directors (“ the Board”) approved a plan to sell our Consumer Products segment subject to the completion of definitive transaction documents and in October 2013, we entered into a stock purchase agreement to sell our Consumer Products business, including dedicated manufacturing plants in the U.S. and South Africa, to KIK Custom Products Inc. (“KIK”) for $315 million in cash at closing subject to certain customary pre- and post-closing adjustments, primarily for working capital and assumed pension liabilities.  Working capital consists of current assets and current liabilities, excluding cash, net current income and deferred taxes, and certain other current assets and liabilities.  The transaction is subject to customary closing conditions and regulatory approvals and is targeted to close on December 31, 2013.

As a result of the Board approval, the assets and liabilities of the Consumer Products segment have been presented as assets and liabilities held for sale.  Additionally, we determined that discontinued operations treatment applied and earnings and direct costs associated with Consumer Products segment have been presented as earnings (loss) from discontinued operations, net of tax in our Consolidated Statements of Operations for the current and comparative periods.  All applicable disclosures included in the accompanying footnotes have been updated to reflect the Consumer Products segment as a discontinued operation.

Additionally, earnings and direct costs associated with the Consumer Products business have been presented as earnings (loss) from discontinued operations, net of tax for the current and comparative periods.  All applicable disclosures included in the accompanying footnotes have been updated to reflect the Consumer Products business as a discontinued operation.

The following is a summary of the assets and liabilities of discontinued operations related to the Consumer Products business as of September 30, 2013 and December 31, 2012.

(In millions)	September 30, 2013	December 31, 2012
Accounts receivable, net	$41	$60
Inventories	69	70
Other current assets	20	19
Property, plant and equipment	61	64
Intangible assets, net	194	202
Other assets	5	5
Assets	390	420

Accounts payable	$20	$23
Accrued expenses	19	16
Income taxes payable	3	4
Pension and post-retirement health care liabilities	7	7
Other liabilities	75	78
Liabilities	124	128
Net Assets	$266	$292

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

At closing, the cash consideration was subject to the retention of certain assets, the finalization of pension assets and liabilities and the change in certain working capital components through the closing date.  The asset purchase agreement provides a customary mechanism for finalizing any adjustments to the working capital base.  We anticipate finalizing the working capital adjustment in the fourth quarter of 2013.  During the third quarter of 2013, the net pension liability transferred to Addivant was finalized and the seller note was extinguished by these adjustments.  Additionally, we paid $2 million in cash considerations as part of the adjustment.

Included as part of the consideration, we received 9.2 million shares of Series A Preferred Stock of Addivant with a face value of $9 million.  These shares accrue dividends at escalating rates beginning at 7% in the first year and up to 11% in the third year and beyond which are payable upon declaration.

We recognized a pre-tax loss of $162 million ($149 million after-tax), which included $121 million of non-cash charges related to the release of accumulated other comprehensive loss (“AOCL”) associated with the pension obligations transferred, the release of cumulative translation adjustments and the release of our non-controlling interest in a Korean joint venture.  In connection with the sale, we entered into several ancillary agreements, including supply agreements, a distribution agreement, and a transition service agreement.

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

The following table reconciles the adjusted cash proceeds to the pre-tax loss on the sale:

(In millions)	September 30, 2013
Cash consideration	$97
Retained working capital and other adjustments	(10)
Post-closing adjustments	(2)
Cash proceeds	85
Preferred stock	9
Less direct items:
Net assets sold or settled	111
Transaction costs and other (1)	4
Post closing obligations and other, net	7
Fair value of supply agreements	13
Less non-cash items:
Release of AOCL - pension	122
Release of AOCL - cumulative translation adjustment	6
Release of non-controlling interest	(7)
Pre-tax loss on sale of discontinued operations	$(162)

(1) Transaction costs include legal fees and other direct costs incurred to sell the business since April 1, 2013.

Discontinued Operations - Consumer Products (“Consumer”) and Antioxidant (“AOUV”) Divestitures

Earnings (loss) from discontinued operations for the quarters and nine months ended September 30, 2013 and 2012 consist of the following:

	Quarters ended September 30,				Nine months ended September 30,
	2013	2012			2013			2012
(In millions)	Consumer	Consumer	AOUV	Total	Consumer	AOUV	Total	Consumer	AOUV	Total
Net sales	$101	$102	$95	$197	$324	$123	$447	$344	$289	$633
Pre-tax earnings (loss) from discontinued operations	$8	$11	$(29)	$(18)	$27	$4	$31	$25	$(37)	$(12)
Income tax benefit	(1)	(1)	4	3	(3)	—	(3)	(2)	10	8
Earnings (loss) from discontinued operations, net of taxes	7	10	(25)	(15)	24	4	28	23	(27)	(4)
Net earnings attributable to non-controlling interests	—	—	2	2	—	—	—	—	1	1
Earnings (loss) from discontinued operations	$7	$10	$(23)	$(13)	$24	$4	$28	$23	$(26)	$(3)

A portion of certain functional and other expenses that are managed company-wide that have been allocated to the Antioxidant and Consumer Products businesses have not or will not transfer directly under the respective sale agreements.  As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under earnings (loss) from discontinued operations, net of tax.  These costs are as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Antioxidants	—	3	6	11
Consumer Products	5	4	10	9
Amortization expense (a)	(3)	(4)	(8)	(11)
Net increase in Corporate Segment	2	3	8	9

(a) Our Corporate segment included amortization expense which related directly to the Antioxidant business and the Consumer Products segment which is now included in earnings (loss) from discontinued operations, net of tax.

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

3)           RESTRUCTURING AND ASSET IMPAIRMENT ACTIVITIES

Restructuring

On February 22, 2013, our Board of Directors (the “Board”) approved a restructuring plan providing for, among other things, actions to reduce stranded costs related to ongoing strategic initiatives.  This plan is expected to preserve pre-divestiture operating margins following our portfolio changes.  On October 9, 2013, the Board approved additional restructuring actions to consolidate our business’ organizational structure in an effort to streamline the organization and gain efficiencies and additional cost savings.  In October 2013, we commenced employee communications and the consultation process regarding the potential closure of our Droitwich, UK facility and consolidation of those operations into our Perth Amboy, NJ facility, in order to improve our competitiveness in the current economic environment.  The total cost of these restructuring plans are estimated to be between $45 million and $55 million, primarily for severance and related costs, accelerated depreciation of property, plant and equipment, and asset retirement obligations.  Non-cash charges are estimated to be between $5 million and $7 million with a net cash cost of between $40 million and $48 million.  We recorded a pre-tax charge of $14 million in the first quarter of 2013 which included $11 million for severance and related costs and $3 million related to professional fees.  We recorded a pre-tax charge of $11 million in the second quarter of 2013 which included $5 million for severance and related costs and $6 million related to professional fees.  We recorded a pre-tax charge of $3 million in the third quarter of 2013 related to professional fees.  The remainder relates primarily to severance, accelerated depreciation and decommissioning costs and expect all but approximately $4 million to $8 million to be incurred throughout 2013.

On April 30, 2012, our Board approved a restructuring plan providing for, among other things, the closure of our Antioxidant business manufacturing facility in Pedrengo, Italy.  The Board also approved actions to improve the operating effectiveness of certain global corporate functions.  This plan is intended to achieve significant gains in efficiency and costs.  The total cost of the restructuring plan was estimated to be approximately $40 million of which approximately $6 million will consist of non-cash charges.  During 2012, we recorded pre-tax charges of $33 million which included $4 million for accelerated depreciation of property, plant and equipment included in depreciation and amortization, $2 million for accelerated asset retirement obligations included in cost of goods sold, $12 million for severance and professional fees related to corporate initiatives, $5 million for severance and other obligations related to the Pedrengo closure and $10 million reflecting the write-off of a receivable for which collection is no longer probable as a result of these restructuring actions.  We recorded an additional pre-tax charge of $1 million in the nine months ended September 30, 2013, primarily for accelerated depreciation and relocation costs related to the Pedrengo closure.  All charges related to the Pedrengo closure have been included in loss from discontinued operations, net of tax, as this plant formed part of our Antioxidants business.  The Pedrengo plant ceased operations on March 31, 2013 and asset retirement work has begun.  We have retained this property under the terms of the sale of the Antioxidants business and anticipate selling it after all facility retirement and remediation work is completed.

A summary of the changes in the liabilities established for restructuring programs is as follows:

(In millions)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at December 31, 2012	$8	$—	$8
2013 charge	16	12	28
Cash payments	(10)	(10)	(20)
Balance at September 30, 2013	$14	$2	$16

At September 30, 2013, $15 million of these reserves were included in accrued expenses and $1 million were included in accounts payable in our Consolidated Balance Sheet.  At December 31, 2012, the balance of these reserves were included in accrued expenses in our Consolidated Balance Sheet.

Asset Impairment Review

During the first two quarters of 2013, we completed an assessment of the possible sale of the Consumer Products segment.  As of March 31, 2013 and June 30, 2013, we considered it more-likely-than-not that the initiative would become effective during 2013.  In performing the impairment analysis, we probability weighted the possible outcomes of the initiative as of March 31, 2013 and June 30, 2013.  Based on this analysis, the expected undiscounted cash flows were sufficient to recover the carrying values of assets of the Consumer Products segment.  As a result, we concluded that no impairment existed at March 31, 2013 or June 30, 2013.

In September 2013, when we met the criteria to record assets held for sale, we again performed an impairment analysis.  We probability weighted the fair value less cost to sell under different fair value models, as a proxy for an agreed upon purchase price, and found the fair value less cost to sell was sufficient to recover the carrying value of the net assets to be sold as of September 30, 2013.  As a result, we concluded that no impairment existed at September 30, 2013.  However, changes in the underlying details or fair value of the Consumer Products segment could impact the results of our analysis in future quarters.

4)            INVENTORIES

	September 30,	December 31,
(In millions)	2013	2012
Finished goods	$290	$280
Work in process	35	27
Raw materials and supplies	103	91
	$428	$398

Included in the above net inventory balances are inventory obsolescence reserves of approximately $22 million and $14 million at September 30, 2013 and December 31, 2012, respectively.

5)            PROPERTY, PLANT AND EQUIPMENT

	September 30,	December 31,
(In millions)	2013	2012
Land and improvements	$73	$67
Buildings and improvements	215	190
Machinery and equipment	1,250	1,152
Information systems equipment	188	183
Furniture, fixtures and other	29	28
Construction in progress	88	108
	1,843	1,728
Less: accumulated depreciation	1,127	1,073
	$716	$655

Depreciation expense from continuing operations was $19 million and $21 million for the quarters ended September 30, 2013 and 2012, respectively, and $61 million and $60 million for the nine months ended September 30, 2013 and 2012, respectively.

6)            GOODWILL AND INTANGIBLE ASSETS

Our goodwill balance was $177 million at September 30, 2013 and December 31, 2012.  The goodwill is allocated to the Industrial Performance segment.  The goodwill balance at September 30, 2013 and December 31, 2012 reflected accumulated impairments of $90 million.

We have elected to perform our annual goodwill impairment procedures for all of our reporting units in accordance with ASC Subtopic 350-20, Intangibles — Goodwill and Other - Goodwill (“ASC 350-20”) as of July 31, or sooner, if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  We estimate the fair value of our reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods (Level 3 inputs as described in Note 14— Financial Instruments and Fair Value Measurements).  The assessment is required to be performed in two steps: step one to test for a potential impairment of goodwill and, if potential impairments are identified, step two to measure the impairment loss through a full fair valuing of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.  We concluded that no goodwill impairment existed in any of our reporting units based on the annual review as of July 31, 2013.

We continually monitor and evaluate business and competitive conditions that affect our operations and reflects the impact of these factors in our financial projections.  If permanent or sustained changes in business or competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

Our intangible assets (excluding goodwill) are comprised of the following:

	September 30, 2013			December 31, 2012
(In millions)	Gross Cost	Accumulated Amortization	Net Intangibles	Gross Cost	Accumulated Amortization	Net Intangibles
Patents	$89	$(51)	$38	$85	$(48)	$37
Trademarks	68	(34)	34	68	(31)	37
Customer relationships	42	(17)	25	41	(15)	26
Production rights	46	(36)	10	46	(32)	14
Other	75	(44)	31	74	(42)	32
Total	$320	$(182)	$138	$314	$(168)	$146

The increase in gross intangible assets since December 31, 2012 is primarily due to additions of $6 million and foreign currency translation of $2 million offset by retirements of $2 million.

Amortization expense from continuing operations related to intangible assets amounted to $5 million for the quarters ended September 30, 2013 and 2012, and $15 million for the nine months ended September 30, 2013 and 2012.

7)            DEBT

Our debt is comprised of the following:

	September 30,	December 31,
(In millions)	2013	2012
5.75% Senior Notes due 2021	$450	$—
7.875% Senior Notes due 2018	100	452
Term Loan due 2016	316	418
Other borrowings	28	6
Total Debt	894	876
Less: Other short-term borrowings	(2)	(3)
Less: Current portion of Term Loan	—	(2)
Total Long-term debt	$892	$871

Tender Offer & New Bond Offering

On June 10, 2013, we launched a cash tender offer and consent solicitation with respect to any and all of our outstanding $455 million aggregate principal amount of 7.875% Senior Notes due 2018 (the “2018 Senior Notes”) pursuant to our Offer to Purchase and Consent Solicitation Statement (the “Offer to Purchase”).  The requisite consent solicitation was required to adopt proposed amendments to the indenture governing the 2018 Senior Notes (the “2018 Indenture”) that would eliminate substantially all of the restrictive covenants, certain events of default and related provisions contained in the 2018 Indenture.  Subject to the terms and conditions set forth in the Offer to Purchase, holders who validly tendered their notes on or prior to June 21, 2013 (the “Consent Date”) received total consideration of $1,117.50 per $1,000 principal amount of the 2018 Senior Notes accepted for purchase, which included a consent payment of $30 per $1,000 principal amount of the notes.  As of July 5, 2013, holders of $348 million or approximately 76.56% of the 2018 Senior Notes, had tendered their 2018 Senior Notes and consented to the proposed amendments to the 2018 Indenture.

On July 8, 2013, we amended the terms of the Offer to Purchase to extend the expiration date to July 19, 2013 to meet the terms of the Financing Condition (as defined in the Offer to Purchase).  Holders who validly tendered their 2018 Senior Notes after the Consent Date but on or prior to July 19, 2013, received the tender offer consideration of $1,087.50 per $1,000 principal amount of the 2018 Senior Notes accepted for purchase but were not entitled to the consent payment.  As of July 19, 2013, additional holders of $6 million or approximately 1.33% of the 2018 Senior Notes, had tendered their 2018 Senior Notes and Solicitation and consented to the proposed amendments to the 2018 Indenture.

On July 18, 2013, we undertook a registered public offering of $450 million of 5.75% Senior Notes due 2021 (“2021 Senior Notes”), for the purposes of funding the purchase under the terms of the Offer to Purchase all of the 2018 Senior Notes tendered, expenses related to the offering and a prepayment of our senior secured term loan facility due 2016 (the “Term Loan”).  On July 23, 2013, the 2021 Senior Notes offering closed and the majority of the proceeds were used to complete the purchase of the 2018 Senior Notes tendered in response to the Offer to Purchase.  With the purchase of the 2018 Senior Notes complete, the amendments to the 2018 Indenture that eliminated substantially all of the restrictive covenants, certain events of default and related provisions became effective.

In our third quarter of 2013, we recorded a loss on the early extinguishment of debt of $50 million.  The loss included $42 million for the difference between the principal amount of the 2018 Senior Notes tendered and the sum of the tender offer consideration and consent payments.  The loss also included $8 million for the write-off of unamortized capitalized financing costs and original issuance discount with respect to the 2018 Senior Notes purchased under the tender.

On July 23, 2013, we used the balance of the proceeds from the offering of the 2021 Senior Notes, after completing the purchase of the 2018 Senior Notes tendered and paying transaction costs of approximately $45 million, and approximately $5 million of cash on hand to prepay $50 million of principal of our Term Loan.  On July 31, 2013, we prepaid an additional $50 million of Term Loan principal with cash on hand.

At any time prior to July 15, 2016, we are permitted to redeem some or all of the 2021 Senior Notes at a redemption price equal to 100% of the principal amount thereof plus a make-whole premium (as defined in the indenture governing the 2021 Senior Notes (the “2021 Indenture”)) and accrued and unpaid interest up to, but excluding, the redemption date.  At any time after July 15, 2016, we are permitted to redeem some or all of the 2021 Senior Notes at any time, with the redemption prices being, prior to July 15, 2017, 104.313% of the principal amount; on or after July 15, 2017 and prior to July 15, 2018, 102.875% of the principal amount; on or after July 15, 2018 and prior to July 15, 2019, 101.438% of the principal amount; and thereafter 100% plus any accrued and unpaid interest to the redemption date.  In addition, prior to July 15, 2016, we may redeem up to 35% of the 2021 Senior Notes from the proceeds of certain equity offerings at a redemption price of 105.75% plus accrued but unpaid interest to the redemption date.  If we experience certain kinds of changes in control, as defined in the 2021 Indenture, we may be required to offer to repurchase all of the 2021 Senior Notes.  The redemption price (subject to limitations as described in the 2021 Indenture) is equal to 101% of the aggregate principal amount plus accrued and unpaid interest.

Our 2021 Senior Notes contain covenants that limit our ability to enter into certain transactions, such as incurring secured debt and subsidiary debt and entering into sale and lease-back transactions.  As of September 30, 2013, we were in compliance with the covenant requirements of the 2021 Senior Notes.

Our 2021 Senior Notes are subject to certain events of default, including, among others, breach of other agreements in the Indenture; any guarantee of a significant subsidiary ceasing to be in full force and effect; a default by us or our restricted subsidiaries under any bonds, debentures, notes or other evidences of indebtedness of a certain amount, resulting in its acceleration; and certain events of bankruptcy or insolvency.

Financing Facilities

On August 27, 2010, we completed a private placement offering under Securities and Exchange Commission (“SEC”) Rule 144A for the 2018 Senior Notes at an issue price of 99.269% in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933.  In July 2013, we redeemed $354 million of the $455 million outstanding balance with proceeds from the 2021 Senior Notes offering.

On August 27, 2010, we also entered into the Term Loan with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Term Loan permits us to increase the size of the facility by up to $125 million.  On October 31, 2012, we exercised the accordion feature of our Term Loan and borrowed the additional $125 million for the purpose of funding potential investment opportunities and for general corporate purposes.  Accordingly, we recognized a $1 million charge for the year ended December 31, 2012 for loss on early extinguishment of debt resulting from the write-off of deferred financing costs and miscellaneous fees.  An additional $1 million in arranger fees were written-off to interest expense for the year end December 31, 2012.  During 2013, we repaid $102 million of the Term Loan with proceeds from the 2021 Senior Notes offering and cash on hand.

In October 2013, we entered into an amendment of our Term Loan.  The amendment to the Term Loan (the “Amendment”), among other things, (i) reduces the interest rate and LIBOR floor on the term loans outstanding under the Term Loan agreement (the “term loans”), (ii) provides for a 1% prepayment premium if the term loans are refinanced with certain specified refinancing debt within 6 months, (iii) introduces scheduled quarterly amortization of the term loans in the amount of 1% annually, and (iv) permit additional flexibility under certain of our operating covenants (including but not limited to additional flexibility for debt, investments, restricted payments and dispositions) in the Term Loan agreement.  The Amendment became effective on October 30, 2013.

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

At September 30, 2013 and December 31, 2012, we had no borrowings under the ABL Facility and $14 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility.   At September 30, 2013 and December 31, 2012, we had approximately $191 million and $199 million, respectively of undrawn availability under the ABL Facility.

These facilities contain covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures.  The Term Loan requires that we meet certain quarterly financial maintenance covenants including a maximum Secured Leverage Ratio (as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0.  The ABL Facility contains a springing financial covenant requiring a minimum trailing 12-month fixed charge coverage ratio (as defined in the agreement) of 1.1 to 1.0 at all times during any period from the date when the amount available for borrowings under the ABL Facility falls below the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments until such date such available amount has been equal to or greater than the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments for 45 consecutive days.  As of September 30, 2013, we were in compliance with the covenant requirements of these financing facilities.

On March 29, 2013, we entered into a promissory note in the principal sum of $7 million with a term of six years bearing interest at a rate of 5.29% per annum to finance the cost of certain information technology software licenses.  The principal of note is to be repaid in equal monthly installments over its term.

In December 2012, we entered into a CNY 250 million (approximately $40 million) 5 year secured credit facility available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch (“ABC Bank”).  The China Bank Facility will be used for funding construction of our manufacturing facility in Nantong, China.  The China Bank Facility is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd.  The loans under the China Bank Facility bear interest at a rate determined from time to time by ABC Bank base on the prevailing People Bank of China Lending Rate.  At September 30, 2013, we had borrowings of $17 million under the China Bank Facility.  Repayments of principal will be made in semi-annual installments from December 2014 through December 2017.

Accounts Receivable Financing Facility

On October 26, 2011, certain of our European subsidiaries (the “Sellers”) entered into a trade receivables financing facility (the “A/R Financing Facility”) with GE FactoFrance SAS as purchaser (the “Purchaser”).  Pursuant to the A/R Financing Facility, and subject to certain conditions stated therein, the Purchaser has agreed to purchase from the Sellers, on a revolving basis, certain trade receivables up to a maximum amount outstanding at any time of €68 million (approximately $92 million).  The monthly financing fee on the drawn portion of the A/R Financing Facility is the applicable Base Rate plus 1.50%.  In addition, the A/R Financing Facility is subject to a minimum commission on the annual volume of transferred receivables.  We had no outstanding advances under the A/R Financing Facility for the period ending December 31, 2012.  We utilized this facility during 2012, however, in December 2012 we agreed with the Purchaser to suspend the facility in light of internal plans to change which of our European entities invoice sales to customers.

8)            INCOME TAXES

We reported an income tax expense of $3 million and $5 million for the quarters ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013 and 2012, we reported income tax expense of $24 million and $16 million, respectively.  The tax expense reported for the quarter and nine months ended September 30, 2013 relates to taxable income of certain of our international subsidiaries.  The tax expense reported for the quarter and nine months ended September 30, 2012 relates to taxable income of certain of our international subsidiaries reduced by the tax benefit of elements of the third quarter of 2012 restructuring charge.

In the quarter and nine months ended September 30, 2013, we established a valuation allowance against the tax benefits associated with our year-to-date U.S. losses. We will continue to adjust our tax provision through the establishment or reduction of non-cash valuation allowances until we determine that it is more-likely than not that the net deferred tax assets associated with our U.S. operations will be utilized.

We have net liabilities related to unrecognized tax benefits of $44 million and $41 million at September 30, 2013 and December 31, 2012, respectively. The increase is primarily due to currency fluctuation.

We recognize interest and penalties related to unrecognized tax benefits as income tax expense.  Accrued interest and penalties are included within the related liability captions in our Consolidated Balance Sheet.

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $4 million within the next year.  This reduction may occur due to the expiration of the statute of limitations or conclusion of examinations by tax authorities.  We further expect that the amount of unrecognized tax benefits will continue to change as a result of ongoing operations, the outcomes of audits and the expiration of the statute of limitations.  This change is not expected to have a significant impact on our financial condition.

9)            ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss (“AOCL”), net of tax at September 30, 2013 and December 31, 2012, are as follows:

(in millions)	Foreign Currency Translation Adjustments	Unrecognized Pension and Other Post- Retirement Benefit Costs	Total
As of December 31, 2012	$47	$(475)	$(428)
Other comprehensive (loss) income before reclassifications	(7)	21	14
Amounts reclassified from AOCL	(9)	121	112
Net current period other comprehensive (loss) income	(16)	142	126
As of September 30, 2013	$31	$(333)	$(302)

The following table summarizes the reclassifications from AOCL to the Condensed Consolidated Statement of Operations for the quarter and nine months ended September 30, 2013:

	Quarter Ended	Nine months ended
	September 30, 2013	September 30, 2013	Affected line item in the
(in millions)	Amount Reclassified from AOCL	Amount Reclassified from AOCL	consolidated statement of operations
Foreign currency translation items:
Liquidation of consolidated entities	$—	$15	Other income, net
Sale of discontinued operations (b)	—	(6)	Loss on sale of discontinued operations, net of tax
Net of tax	—	9
Defined benefit pension plan items:
Amortization of prior-service costs (a)	1	3	See Note (a)
Amortization of actuarial losses (a)	(5)	(17)	See Note (a)
Sale of discontinued operations (b)	(2)	(122)	Loss on sale of discontinued operations, net of tax
Total before tax	(6)	(136)
Tax on continuing operations	—	1	Income Tax Expense
Tax on discontinued operations	—	14	Loss on sale of discontinued operations, net of tax
Total tax	—	15
Net of tax	(6)	(121)
Total reclassifications	$(6)	$(112)

(a) These items are included in the computation of net periodic benefit pension cost (see Note 12 - Pension and other Post-Retirement Plans for additional information).

(b) Sale of the Antioxidant Business (see Note 2 - Acquisitions and Divestitures)

10)          EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings per common share is based on the weighted average number of common and common share equivalents outstanding.  The computation of diluted earnings per common share equals the basic earnings per common share for the quarter and nine months ended September 30, 2013, since the common stock equivalents were anti-dilutive as a result of a loss from continuing operations.  Common stock equivalents amounted to 1.2 million shares for the quarter and nine months ended September 30, 2013.

The following is a reconciliation of the shares used in the computation of earnings per share:

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2013	2012	2013	2012
Weighted average shares outstanding - Basic	97.5	97.9	98.1	98.4
Dilutive effect of common share equivalents	—	0.3	—	0.4
Weighted average shares outstanding - Diluted	97.5	98.2	98.1	98.8

On May 9, 2013, the Board authorized an increase in our share repurchase program by $41 million to $141 million of which $50 million remains as of September 30, 2013 and extended the program through March 31, 2014.  The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  We repurchased 2.2 million shares at a cost of $50 million during the quarter and nine months ended September 30, 2013.  As of September 30, 2013, we repurchased 5.6 million shares at a cost of $91 million under this program, which was originally approved in October 2011.

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

Stock-based compensation expense was $3 million and $4 million for the quarters ended September 30, 2013 and 2012, respectively, and $11 million and $14 million for the nine months ended September 30, 2013 and 2012, respectively.  Stock-based compensation expense was primarily reported in SG&A.

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

We use the Black-Scholes option-pricing model to determine the fair value of NQOs.  We have elected to recognize compensation cost for awards of NQOs equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average per share fair value of stock options granted during the nine months ended September 30, 2013 and 2012 was $9.92 and $8.14, respectively.

Total remaining unrecognized compensation expense associated with unvested NQOs at September 30, 2013 was $5 million, which will be recognized over the weighted average period of approximately 2 years.

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

Total remaining unrecognized compensation expense associated with unvested time-based RSUs and performance shares at September 30, 2013 was $13 million, which will be recognized over the weighted average period of approximately 2 years.

Employee Stock Purchase Plan

In May 2012, our shareholders approved the Chemtura Corporation 2012 Employee Stock Purchase Plan (the “ESPP”).  This plan permits eligible employees to annually elect to have up to 10% of their compensation withheld and applied to the purchase of shares of Chemtura’s common stock.  Purchases are made at the end of quarterly offering periods and are based on the lower of the fair market value of the shares on the first and last trading days during the offering period.  The first offering period was for the calendar quarter ended September 30, 2012.  A total of one million shares are authorized to be issued under the ESPP, including up to 0.1 million shares per offering period and 0.3 million shares per plan year.  As of September 30, 2013, approximately 0.9 million shares are available for future issuance under this plan.

12)          PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of our defined benefit plans net periodic benefit (credit) cost for the quarters and nine months ended September 30, 2013 and 2012 are as follows:

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Quarters ended September 30,		Quarters ended September 30,		Quarters ended September 30,
(In millions)	2013	2012	2013	2012	2013	2012
Service cost	$—	$1	$1	$—	$—	$—
Interest cost	7	10	5	5	1	2
Expected return on plan assets	(10)	(14)	(6)	(5)	—	—
Amortization of prior service cost	—	—	—	—	(1)	(1)
Amortization of actuarial losses	3	4	1	1	1	—
Net periodic benefit cost	$—	$1	$1	$1	$1	$1

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Nine months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,
(In millions)	2013	2012	2013	2012	2013	2012
Service cost	$—	$1	$3	$2	$—	$—
Interest cost	24	32	15	15	3	4
Expected return on plan assets	(35)	(41)	(18)	(16)	—	—
Amortization of prior service cost	—	—	—	—	(3)	(4)
Amortization of actuarial losses	11	11	3	2	3	2
Net periodic benefit cost	$—	$3	$3	$3	$3	$2

In addition to the net periodic benefit (credit) cost summarized above, in the second quarter of 2013 we recorded a gain related to an adjustment for a legacy pension plan of $2 million to SG&A and $4 million to Loss from discontinued operations on our Consolidated Statement of Operations.

We contributed $10 million to our U.S. qualified pension plans, $2 million to our U.S. non-qualified pension plans and $17 million to our international pension plans for the nine months ended September 30, 2013.  Contributions to post-retirement health care plans for the nine months ended September 30, 2013 were $8 million.

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

In September 2013, we entered into a €25 million notional put option and €25 million notional value forward contract to reduce the risk of currency exposure related to the Euro in one of our consolidated subsidiaries.  These contracts matured in October 2013.  We use fair value accounting methods for these contracts and have recorded unrealized losses of $1 million reflecting the changes in fair market value of these contracts in other income, net in our Consolidated Statement of Operations for the quarter and nine months ended September 30, 2013.  The resulting net liability of the changes in fair market value of the remaining contracts of $1 million has been accounted for in other current liabilities in our Consolidated Balance Sheet.

During the first half of 2013, we entered into a zero cost collar contract and two additional forward contracts to reduce the risk of currency exposure related to the Euro in one of our consolidated subsidiaries.  These contracts matured at various times during the second quarter of 2013.  We use fair value accounting methods for these contracts and have recorded losses of less than $1 million and gains of $3 million reflecting the changes in fair market value of these contracts in other income, net in our Consolidated Statement of Operations for the quarter ended June 30, 2013 and nine months ended September 30, 2013.

In April 2012, we purchased two forward contracts with a notional amount totaling $25 million to reduce the risk of currency exposure related to the remaining two annual installments of proceeds from the sale of our 50% interest in Tetrabrom Technologies Ltd. in 2011.  We use fair value accounting methods for these contracts.  During the quarter ended June 30, 2013, one of these contracts settled and we recorded a realized gain of less than $1 million in other income, net.  We have recorded an unrealized gain of less than $1 million reflecting the changes in the fair market value on the remaining contract in other income, net in our Consolidated Statement of Operations for the quarter and nine months ended September 30, 2013.  The resulting net liability of the changes in fair market value of the remaining contract of less than $1 million has been accounted for in other current assets in our Consolidated Balance Sheet.

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

The following table presents the carrying amounts and estimated fair values of material financial instruments used by us in the normal course of business:

	As of September 30, 2013		As of December 31, 2012
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Total debt	$894	$907	$876	$920

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

Level 1 fair value measurements in 2013 and 2012 included securities purchased in connection with the deferral of compensation, our match and investment earnings related to the supplemental savings plan.  These securities are considered our general assets until distributed to the participant and are included in other assets in our Consolidated Balance Sheets.  A corresponding liability is included in other liabilities at September 30, 2013 and December 31, 2012 in our Consolidated Balance Sheets.  Quoted market prices were used to determine fair values of these Level 1 investments which are held in a trust with a third-party brokerage firm.  The fair value of the asset and corresponding liability was $2 million at September 30, 2013 and December 31, 2012.

Level 2 fair value measurements are used to value our financial instruments subject to foreign currency exchange risk (see Note 13 — Derivative Instruments and Hedging Activities.)  For the nine months ended September 30, 2013, there were no transfers into or out of Levels 1 and 2.

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

The following is a summary of the change in the carrying amount of the asset retirement obligations for the quarters and nine months ended September 30, 2013 and 2012 and the net book value of assets related to the asset retirement obligations at September 30, 2013 and 2012:

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2013	2012	2013	2012
Asset retirement obligation balance at beginning of period	$17	$22	$20	$21
Accretion expense (income) — cost of goods sold (a)(b)	3	1	3	3
Payments	(2)	—	(5)	(1)
Asset retirement obligation balance at end of period	$18	$23	$18	$23
Net book value of asset retirement obligation assets at end of period	$—	$1	$—	$1

(a)   The accretion expense for the quarter and nine months ended September 30, 2013 reflects the increase due to additional cleanup costs required at the Upton Road, Canada facility.

(b)   The accretion expense for the nine months ended September 30, 2012 reflects the acceleration of obligations related to the Pedrengo, Italy facility due to the shutdown approved on April 30, 2012.

Depreciation expense for the nine months ended September 30, 2013 and 2012 was less than $1 million.

At September 30, 2013 and December 31, 2012, $3 million and $6 million, respectively, of asset retirement obligations were included in accrued expenses and $15 million and  $14 million, respectively, were included in other liabilities in our Consolidated Balance Sheet.

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

On October 2, 2012, the Bankruptcy Court granted the motion of Momentive Performance Materials, Inc. (“Momentive”) for an order granting our prior motion under the Plan to assume our executory contract with Momentive and directing payment of a purportedly agreed cure claim.  After a contested hearing, the Bankruptcy Court granted the motion by order dated October 17, 2012.  The payment of the cure claim resolved all claims of default under the agreement through October 2, 2012.

As of December 31, 2012, there were no remaining undisbursed amounts in the Disputed Claims Reserve.

On January 31, 2013, the Bankruptcy Court granted Chemtura’s motion to enforce the discharge injunction under the Plan against certain tort claimants.  On February 7, 2013, the Bankruptcy Court entered a written order consistent with its ruling.  On February 20, 2013, the claimants appealed the Bankruptcy Court’s February 7, 2013 order, and the appeal is pending in the District Court for the Southern District of New York.

As of September 30, 2013, the Bankruptcy Court has entered orders granting final decrees closing all of the Debtors’ Chapter 11 cases except the Chapter 11 case of Chemtura Corporation.

Reorganization items, net was $1 million for the nine months ended September 30, 2013, primarily for professional fees.  Reorganization items, net was $1 million and $4 million for the quarter and nine months ended September 30, 2012, respectively, which included $3 million for professional fees and $1 million for claim settlements.  Claim settlements represent the difference between the settlement amount of certain pre-petition obligations (which for obligations settled in common stock are based on the fair value of our stock at the issuance date) and the corresponding carrying value of the recorded liabilities.

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

On September 17, 2012, our subsidiary Great Lakes Chemical Corporation received an enforcement notice from the United States Department of Justice acting on behalf of the Environmental Protection Agency (“EPA”) which has alleged violations of a National Pollution Discharge Elimination System Permit issued under the Clean Water Act in conjunction with its facility in El Dorado, Arkansas.  The EPA sought injunctive relief and civil penalties.   We negotiated a consent decree with the EPA, including a penalty of less than $1 million, to resolve the alleged violations, which was paid on September 6, 2013 in full satisfaction of the decree.

The total amount accrued for environmental liabilities as of September 30, 2013 and December 31, 2012 was $95 million and $84 million, respectively.  At September 30, 2013 and December 31, 2012, $18 million and $15 million, respectively, of these environmental liabilities were reflected as accrued expenses and $77 million and $69 million, respectively, were reflected as other liabilities.  We estimate that the reasonably possible ongoing environmental liabilities could range up to $109 million at September 30, 2013.  Our accruals for environmental liabilities include estimates for determinable clean-up costs.  We recorded  pre-tax charges of $26 million for the nine months ended September 30, 2013 which included a $21 million charge related to a legacy non-operating site in France, and made payments of $9 million during the nine months ended September 30, 2013 for clean-up costs, which reduced our environmental liabilities.  At certain sites, we have contractual agreements with certain other parties to share remediation costs.  As of September 30, 2013, no receivables are outstanding related to these agreements.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.  We intend to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  However, the final cost of clean-up at these sites could exceed our present estimates, and could have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations, or cash flows.  Our estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites.

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

Guarantees

In addition to the letters of credit of $14 million outstanding at September 30, 2013 and December 31, 2012, respectively, we have guarantees that have been provided to various financial institutions.  At September 30, 2013 and December 31, 2012, we had $12 million of outstanding guarantees.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking and credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

We have applied the disclosure provisions of ASC Topic 460, Guarantees (“ASC 460”), to our agreements that contain guarantee or indemnification clauses.  We are a party to several agreements pursuant to which we may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which we previously had an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and/or provide project capital.  Such obligations mature through May 2016.  In the event that any of the joint venture companies were to default on these loan obligations, we would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At September 30, 2013 and December 31, 2012, the maximum potential future principal and interest payments due under these guarantees were $3 million.  In accordance with ASC 460, we have accrued less than $1 million in reserves, which represents the probability weighted fair value of these guarantees at September 30, 2013 and December 31, 2012.  The reserve has been included in other liabilities on our Consolidated Balance Sheet at September 30, 2013 and December 31, 2012 with an offset to other assets.

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

Corporate and Other Charges

Corporate includes costs and expenses that are of a general corporate nature or managed on a corporate basis.  These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization.  Functional costs are allocated between the business segments and general corporate expense.  Certain functional and other expenses that are managed company-wide that were allocated to the Antioxidant and Consumer Product businesses do not transfer directly under the sale agreements.  As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under loss from discontinued operations, net of tax.  These costs approximate $5 million and $7 million for the quarters ended September 30, 2013 and 2012, and $16 million and $20 million for the nine months ended September 30, 2013 and 2012, respectively. Additionally, our Corporate segment included $3 million and $4 million for the quarters ended September 30, 2013 and 2012, respectively and $8 million and $11 million for the nine months ended September 30, 2013 and 2012, respectively of amortization expense related directly to our Antioxidants business and Consumer Products segment which has been included in loss on discontinued operations, net of tax in our Consolidated Statement of Operations. Facility closures, severance and related costs are primarily for severance costs related to our cost savings initiatives.  Change in estimates related to expected allowable claims relates to adjustments to resolve disputed claims.

Discontinued Operations

Antioxidant Business

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

Consumer Products

In September 2013, our Board approved the sale of our Consumer Products segment subject to the completion of definitive transaction documents and in October 2013, we entered into a stock purchase agreement to sell our Consumer Products business, including dedicated manufacturing plants in the U.S. and South Africa, to KIK Custom Products Inc. (“KIK”) for $315 million in cash at closing subject to certain customary pre- and post-closing adjustments, primarily for working capital and assumed pension liabilities.

As a result of the Board approval, the assets and liabilities of the Consumer Products segment have been presented as assets and liabilities held for sale.  Additionally, we determined that discontinued operations treatment applied and earnings and direct costs associated with Consumer Products segment have been presented as earnings (loss) from discontinued operations, net of tax in our Consolidated Statements of Operations for the current and comparative periods.

The Antioxidant business and Consumer Products segment have therefore, been excluded from the following segment information.

A summary of business data for our reportable segments for the quarters and nine months ended September 30, 2013 and 2012 are as follows:

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2013	2012	2013	2012
Net Sales
Petroleum additives	$168	$144	$519	$454
Urethanes	74	75	218	223
Industrial Performance Products	242	219	737	677
Bromine based & related products	166	169	485	549
Organometallics	42	44	123	126
Industrial Engineered Products	208	213	608	675
Chemtura AgroSolutions	119	114	342	311
Total net sales	$569	$546	$1,687	$1,663

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2013	2012	2013	2012
Operating Income
Industrial Performance Products	$24	$28	$84	$82
Industrial Engineered Products	1	30	34	112
Chemtura AgroSolutions	24	21	69	54
	49	79	187	248
General corporate expense, including amortization	(19)	(28)	(85)	(85)
Facility closures, severance and related costs	(3)	(2)	(28)	(8)
Changes in estimates related to expected allowable claims	—	1	—	(1)
Total operating income	$27	$50	$74	$154

19)          GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

Our obligations under the 2018 Senior Notes and 2021 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each current and future domestic restricted subsidiary, other than excluded subsidiaries that guarantee any indebtedness of Chemtura or our restricted subsidiaries.  Our subsidiaries that do not guarantee the 2018 Senior Notes and 2021 Senior Notes are referred to as the “Non-Guarantor Subsidiaries.”  The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, statements of comprehensive (loss) income, balance sheets and statements of cash flow for: (i) Chemtura Corporation (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Chemtura historical reported financial information); (ii) the Parent Company, alone (accounting for our Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) the Guarantor Subsidiaries alone; and (iv) the Non-Guarantor Subsidiaries alone.

Condensed Consolidating Statement of Operations

Quarter ended September 30, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$569	$(509)	$362	$129	$587
Cost of goods sold	448	(509)	330	113	514
Selling, general and administrative	58	—	27	4	27
Depreciation and amortization	24	—	7	9	8
Research and development	9	—	4	1	4
Facility closures, severance and related costs	3	—	3	—	—
Operating income (loss)	27	—	(9)	2	34
Interest expense	(14)	—	(16)	—	2
Loss on early extinguishment of debt	(50)	—	(50)	—	—
Other (expense) income, net	(4)	—	(6)	(1)	3
Equity in net earnings of subsidiaries	—	(45)	45	—	—
(Loss) earnings from continuing operations before income taxes	(41)	(45)	(36)	1	39
Income tax (expense) benefit	(3)	—	1	—	(4)
(Loss) earnings from continuing operations	(44)	(45)	(35)	1	35
Earnings (loss) from discontinued operations, net of tax	7	—	(1)	6	2
(Loss) gain on sale of discontinued operations, net of tax	(3)	—	(4)	—	1
Net (loss) earnings attributable to Chemtura	$(40)	$(45)	$(40)	$7	$38

Condensed Consolidating Statement of Operations

Nine months ended September 30, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,687	$(1,357)	$1,118	$353	$1,573
Cost of goods sold	1,310	(1,357)	970	300	1,397
Selling, general and administrative	169	—	81	12	76
Depreciation and amortization	76	—	21	32	23
Research and development	27	—	11	5	11
Facility closures, severance and related costs	28	—	15	—	13
Equity loss	3	—	—	—	3
Operating income	74	—	20	4	50
Interest expense	(45)	—	(50)	—	5
Loss on early extinguishment of debt	(50)	—	(50)	—	—
Other income (expense), net	11	—	(11)	(1)	23
Reorganization items, net	(1)	—	(1)	—	—
Equity in net earnings of subsidiaries	—	(46)	46	—	—
(Loss) earnings from continuing operations before income taxes	(11)	(46)	(46)	3	78
Income tax expense	(24)	—	—	—	(24)
(Loss) earnings from continuing operations	(35)	(46)	(46)	3	54
Earnings from discontinued operations, net of tax	28	—	2	22	4
Loss on sale of discontinued operations, net of tax	(149)	—	(112)	—	(37)
Net (loss) earnings attributable to Chemtura	$(156)	$(46)	$(156)	$25	$21

Condensed Consolidating Statement of Comprehensive Loss

Quarter ended September 30, 2013

(in millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net (loss) earnings	$(40)	$(45)	$(40)	$7	$38
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	25	—	(20)	3	42
Unrecognized pension and other post-retirement benefit costs	5	—	4	—	1
Comprehensive income (loss) attributable to Chemtura	$(10)	$(45)	$(56)	$10	$81

Condensed Consolidating Statement of Comprehensive Loss

Nine months ended September 30, 2013

(in millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net (loss) earnings	$(156)	$(46)	$(156)	$25	$21
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(16)	—	(10)	2	(8)
Unrecognized pension and other post-retirement benefit costs	142	—	141	—	1
Comprehensive (loss) income attributable to Chemtura	$(30)	$(46)	$(25)	$27	$14

Condensed Consolidating Balance Sheet

As of September 30, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$1,652	$—	$351	$373	$928
Intercompany receivables	—	(10,021)	3,948	3,656	2,417
Investment in subsidiaries	—	(8,432)	1,756	1,633	5,043
Property, plant and equipment	716	—	124	224	368
Goodwill	177	—	92	3	82
Other assets	299	—	136	41	122
Total assets	$2,844	$(18,453)	$6,407	$5,930	$8,960
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$494	$—	$128	$113	$253
Intercompany payables	—	(10,021)	4,175	3,847	1,999
Long-term debt	892	—	874	—	18
Other long-term liabilities	461	—	233	11	217
Total liabilities	1,847	(10,021)	5,410	3,971	2,487
Stockholders’ equity	997	(8,432)	997	1,959	6,473
Total liabilities and stockholders’ equity	$2,844	$(18,453)	$6,407	$5,930	$8,960

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(156)	$(46)	$(156)	$25	$21
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operations:
Loss on sale of discontinued operations	149	—	112	—	37
Impairment charges	—	—	—	—	—
Release of cumulative translation adjustment from liquidation of entities	(15)	—	—	—	(15)
Loss on early extinguishment of debt	50	—	50	—	—
Depreciation and amortization	93	—	21	38	34
Stock-based compensation expense	11	—	11	—	—
Equity loss	1	—	—	—	1
Changes in assets and liabilities, net	(74)	46	(36)	(23)	(61)
Net cash (used in) provided by operations	59	—	2	40	17
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from divestments, net	91	—	(4)	—	95
Payments for acquisitions, net of cash acquired	(3)	—	—	—	(3)
Capital expenditures	(124)	—	(14)	(35)	(75)
Net cash provided by (used in) investing activities	(36)	—	(18)	(35)	17
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 2021 Senior Notes	450	—	450	—	—
Payments on 2018 Senior Notes, includes premium on tendering of notes	(395)	—	(395)	—	—
Payments on Term Loan	(102)	—	(102)	—	—
Proceeds from other long-term borrowings	27	—	7	—	20
Payments on other long-term borrowings	(3)	—	—	—	(3)
Payments on other short-term borrowings, net	(1)	—	—	—	(1)
Common shares acquired	(50)	—	(50)	—	—
Payment for debt issuance costs	(8)	—	(8)	—	—
Proceeds from the exercise of stock options	6	—	6	—	—
Net cash used in financing activities	(76)	—	(92)	—	16
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(1)	—	—	—	(1)
Change in cash and cash equivalents	(54)	—	(108)	5	49
Cash and cash equivalents at beginning of period	365	—	193	—	172
Cash and cash equivalents at end of period	$311	$—	$85	$5	$221

Condensed Consolidating Statement of Operations

Quarter ended September 30, 2012

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$546	$(405)	$364	$121	$466
Cost of goods sold	398	(405)	300	91	412
Selling, general and administrative	60	—	31	6	23
Depreciation and amortization	26	—	7	11	8
Research and development	10	—	5	1	4
Facility closures, severance and related costs	2	—	1	—	1
Change in estimates related to expected allowable claims	(1)	—	(1)	—	—
Equity loss	1	—	—	—	1
Operating income	50	—	21	12	17
Interest expense	(17)	—	(16)	—	(1)
Other (expense) income, net	(5)	—	(9)	1	3
Reorganization items, net	(1)	—	(1)	—	—
Equity in net earnings of subsidiaries	—	(21)	21	—	—
Earnings from continuing operations before income taxes	27	(21)	16	13	19
Income tax expense	(5)	—	—	—	(5)
Earnings from continuing operations	22	(21)	16	13	14
Loss from discontinued operations, net of tax	(15)	—	(7)	9	(17)
Net earnings (loss)	7	(21)	9	22	(3)
Less: Net loss attributed to non-controlling interests	2	—	—	—	2
Net earnings (loss) attributable to Chemtura	$9	$(21)	$9	$22	$(1)

Condensed Consolidating Statement of Operations

Nine months ended September 30, 2012

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,663	$(1,239)	$1,132	$337	$1,433
Cost of goods sold	1,209	(1,239)	905	286	1,257
Selling, general and administrative	182	—	88	13	81
Depreciation and amortization	75	—	19	33	23
Research and development	31	—	14	4	13
Facility closures, severance and related costs	8	—	5	—	3
Change in estimates related to expected allowable claims	1	—	1	—	—
Equity loss	3	—	—	—	3
Operating income	154	—	100	1	53
Interest expense	(47)	—	(51)	2	2
Other (expense) income, net	(3)	—	(10)	1	6
Reorganization items, net	(4)	—	(4)	—	—
Equity in net earnings of subsidiaries	—	(50)	50	—	—
Earnings from continuing operations before income taxes	100	(50)	85	4	61
Income tax expense	(16)	—	—	—	(16)
Earnings from continuing operations	84	(50)	85	4	45
(Loss) earnings from discontinued operations, net of tax	(4)	—	(4)	20	(20)
Net earnings	80	(50)	81	24	25
Less: Net loss attributed to non-controlling interests	1	—	—	—	1
Net earnings attributable to Chemtura	$81	$(50)	$81	$24	$26

Condensed Consolidating Statement of Comprehensive Income (Loss)

Quarter ended September 30, 2012

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings (loss)	$7	$(21)	$9	$22	$(3)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	37	—	(18)	2	53
Unrecognized pension and other post-retirement benefit costs	7	—	6	—	1
Comprehensive income (loss)	51	(21)	(3)	24	51
Comprehensive loss attributable to non-controlling interests	2	—	—	—	2
Comprehensive income (loss) attributable to Chemtura	$53	$(21)	$(3)	$24	$53

Condensed Consolidating Statement of Comprehensive Income (Loss)

Nine months ended September 30, 2012

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$80	$(50)	$81	$24	$25
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	15	—	(3)	—	18
Unrecognized pension and other post-retirement benefit costs	6	—	3	—	3
Comprehensive income	101	(50)	81	24	46
Comprehensive loss attributable to non-controlling interests	1	—	—	—	1
Comprehensive income attributable to Chemtura	$102	$(50)	$81	$24	$47

Condensed Consolidating Balance Sheet

As of December 31, 2012

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$1,612	$—	$505	$213	$894
Intercompany receivables	—	(9,412)	3,531	3,065	2,816
Investment in subsidiaries	—	(8,831)	1,738	1,633	5,460
Property, plant and equipment	655	—	127	215	313
Goodwill	177	—	92	3	82
Other assets	586	—	131	233	222
Total assets	$3,030	$(18,243)	$6,124	$5,362	$9,787
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$511	$—	$210	$69	$232
Intercompany payables	—	(9,412)	3,676	3,305	2,431
Long-term debt	871	—	870	—	1
Other long-term liabilities	580	—	300	56	224
Total liabilities	1,962	(9,412)	5,056	3,430	2,888
Stockholders’ equity	1,068	(8,831)	1,068	1,932	6,899
Total liabilities and stockholders’ equity	$3,030	$(18,243)	$6,124	$5,362	$9,787

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2012

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$80	$(50)	$81	$24	$25
Adjustments to reconcile net earnings to net cash provided by operations:
Impairment charges	36	—	10	—	26
Depreciation and amortization	104	—	27	38	39
Stock-based compensation expense	14	—	14	—	—
Reorganization items, net	1	—	1	—	—
Changes in estimates related to expected allowable claims	1	—	1	—	—
Equity income	(2)	—	—	—	(2)
Changes in assets and liabilities, net	(123)	50	(94)	(32)	(47)
Net cash provided by operations	111	—	40	30	41
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	9	—	—	—	9
Capital expenditures	(94)	—	(16)	(30)	(48)
Net cash used in investing activities	(85)	—	(16)	(30)	(39)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from A/R Financing Facility, net	2	—	—	—	2
Payments on other short-term borrowings, net	(3)	—	—	—	(3)
Common shares acquired	(20)	—	(20)	—	—
Payment for debt issuance costs	(1)	—	—	—	(1)
Proceeds from exercise of stock options	2	—	2	—	—
Net cash used in financing activities	(20)	—	(18)	—	(2)
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	1	—	—	—	1
Change in cash and cash equivalents	7	—	6	—	1
Cash and cash equivalents at beginning of period	180	—	35	—	145
Cash and cash equivalents at end of period	$187	$—	$41	$—	$146

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

OUR BUSINESS

We are a large publicly traded specialty chemical company in the United States.  We are dedicated to delivering innovative, application-focused specialty chemical solutions.  We operate in a wide variety of end-use industries, including agriculture, automotive, building and construction, electronics, lubricants, packaging, industrial water chemicals and transportation.  The majority of our chemical products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products.  Our agrochemical products are sold to dealers, distributors and major retailers.  We are a leader in many of our key product lines and transact business in more than 100 countries.

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

In September 2013 our Board of Directors (“ the Board”) approved the sale of our Consumer Products segment subject to the completion of definitive transaction documents and in October 2013, we entered into a stock purchase agreement to sell our Consumer Products business, including dedicated manufacturing plants in the U.S. and South Africa, to KIK Custom Products Inc. (“KIK”) for $315 million in cash at closing subject to certain customary pre- and post-closing adjustments, primarily for working capital and assumed pension liabilities.

As a result of the Board approval, the assets and liabilities of the Consumer Products segment have been presented as assets and liabilities held for sale.  Additionally, we determined that discontinued operations treatment applied and earnings and direct cost associated with Consumer Products segment have been presented as (loss) earnings from discontinued operations, net of tax in our Consolidated Statements of Operations for the current and comparative periods.

Additionally, in October 2013 our Board approved the exploration of a sale of our agrochemicals business, Chemtura AgroSolutions.  The agreement to sell the Consumer Products business, combined with the decision to explore a sale of  Chemtura AgroSolutions, is aimed at delivering substantial near-term value to shareholders and further focusing on opportunities to create additional value as a pure-play leader in the global development, marketing, manufacture and sale of industrial specialty chemicals.  There is no definitive timetable for the sale process and there can be no assurance that the process will result in a sale of the Chemtura AgroSolutions business.  Therefore, as of September 30, 2013, we did not meet the criteria to report the assets and liabilities associated with this segment as assets held for sale and therefore, the earnings and direct costs of this segment have been included as part of our continuing operations.

In April 2013, we completed the sale of our Antioxidant and UV Stabilizer business (the “Antioxidant Sale”), including dedicated manufacturing plants in the U.S., France, and Germany, to affiliates of SK Capital Partners.   As a result of entering into this transaction beginning in 2012, we determined that discontinued operations treatment applied.  The assets and liabilities included in the Antioxidant Sale have been presented as assets and liabilities of discontinued operations and earnings and direct costs associated with the Antioxidant business have been presented as a loss from discontinued operations, net of tax for the current and comparative periods (for further discussion, see Note 2 — Acquisitions and Divestitures in our Notes to Consolidated Financial Statements).

THIRD QUARTER RESULTS

Overview

Consolidated net sales for the third quarter of 2013 were $569 million or $23 million higher than the third quarter of 2012 driven by higher volume of $32 million, offset by a $7 million overall decrease in selling prices and the unfavorable effect of foreign currency translation of $2 million.  Improvements in sales volume for our Industrial Performance and Chemtura AgroSolutions segments were offset by reductions in sales volume from our Industrial Engineered segment.  Our Industrial Performance segment led the sales volume growth with an increase in petroleum additives and certain synthetic products offset somewhat by a decline in urethane products used in mining and electrical applications.  Our Chemtura AgroSolutions segment reported improved sales volume and sales prices primarily driven by increased demand for insecticides and seed treatment products in Latin America.  Our Industrial Engineered segment experienced some improvement in volume from the third quarter of 2012, but weak demand from key end markets for insulated foam and electronic applications, continued to exert pressure on selling prices.

Gross profit for the third quarter of 2013 was $121 million, a decrease of $27 million compared with the third quarter of 2012.  Gross profit as a percentage of net sales decreased to 21% for the third quarter of 2013 as compared with 27% for the third quarter of 2012.  Gross profit was impacted by $7 million in lower selling prices, $6 million in unfavorable manufacturing costs and variances, a $6 million charge associated with the increase in our excess inventory reserve due to a prolonged reduction in electronics demand for our brominated flame retardant products, $2 million of start-up costs associated with our Nantong, China and Ankerweg, Netherlands facilities, an increase of $2 million for an environmental reserve at our El Dorado, Arkansas facility and a $4 million increase in other costs.

Selling, general and administrative (“SG&A”) expenses of $58 million were $2 million lower than the third quarter of 2012, primarily the result of lower staff count and associated employee incentive plan accruals related to our restructuring initiatives in 2012 and 2013, and the sale of a non-operating site, partially offset by accelerated recognition of asset retirement obligations of $2 million, costs associated with the exploration of the sale of our Chemtura AgroSolutions segment and an increase in workers compensation expense.

Depreciation and amortization expense of $24 million was $2 million lower than the third quarter of 2012.

Research and development expense (“R&D”) of $9 million was slightly lower than the third quarter of 2012.

Facility closures, severance and related costs were $3 million in the third quarter of 2013 compared with $2 million in the third quarter of 2012.  During the first quarter of 2013, the Board approved a restructuring plan providing for, among other things, actions to reduce stranded costs related to ongoing strategic initiatives.  The expense in 2013 primarily related to the cost of severance associated with this program.  The expense in 2012 primarily related to initiatives to improve operating effectiveness of certain global corporate functions.

Interest expense was $14 million during the third quarter of 2013 which was $3 million lower than 2012, primarily due to higher capitalized interest expense in 2013 and fees associated with the securitization program which was suspended in the fourth quarter of 2012.

Loss on the early extinguishment of debt of $50 million in the third quarter of 2013, included $42 million for the difference between the principal amount of the 2018 Senior Notes tendered and the sum of the tender offer consideration and consent payments and $8 million for the write-off of unamortized capitalized financing costs and original issuance discount with respect to the 2018 Senior Notes purchased under the tender offer.

Other expense, net of $4 million in the third quarter of 2013 was slightly lower than the third quarter of 2012.

The income tax expense in the third quarter of 2013 was $3 million compared with expense of $5 million in the third quarter of 2012.  The tax expense reported in the third quarter of 2013 relates to taxable income of certain of our international subsidiaries.  The tax expense reported for the third quarter of 2012 relates to taxable income of certain of our international subsidiaries reduced by the tax benefit of elements of the third quarter of 2012 restructuring charge.  In the quarter ended September 30, 2013, we established a valuation allowance against the tax benefits associated with our U.S. losses.  We offset our third quarter of 2012, U.S. taxable income with net operating loss carryforwards and reduced the associated valuation allowance.

Net loss from continuing operations attributable to Chemtura for the third quarter of 2013 were $44 million, or $0.45 per diluted share, as compared with net earnings from continuing operations attributable to Chemtura of $22 million, or $0.22 per diluted share, for the third quarter of 2012.

Earnings from discontinued operations, net of tax attributable to Chemtura for the third quarter of 2013, was $7 million, or $0.07 per diluted share, as compared with a loss of $13 million, or $0.13 per diluted share, for the third quarter of 2012.  Discontinued operations represents the Antioxidant business and Consumer Products segment.

Loss on sale of discontinued operations, net of tax attributable to Chemtura for the third quarter of 2013, was $3 million, or $0.03 per diluted share, which represents the Antioxidant business.

The following is a discussion of the results of our segments for the third quarter ended September 30, 2013.

Industrial Performance Products

Our Industrial Performance Products segment reported a decrease in operating income for the third quarter of 2013, compared with the same quarter of 2012.  Sales volume increased due to improved demand for our petroleum additives and certain synthetic lubricant products which offset declines in sales volume of our urethane products as a result of weak demand in mining and electronic applications across all regions.  We did not realize the full benefit of the increased sales volume given the higher mix of lower margin products.  Selling price increases, primarily in our urethanes products, offset increases in raw material costs and higher costs associated with the start-up of our Nantong, China and Ankerweg, Netherlands facilities.

Net sales totaled $242 million in the third quarter of 2013, an increase of $23 million compared with the same period last year.  The increase reflected $21 million in higher sales volume, a $1 million year-over-year increase in selling prices and $1 million from favorable foreign currency translation.

Operating income of $24 million in the third quarter of 2013, was a decrease of $4 million compared with last year.  Operating income reflected $2 million in unfavorable manufacturing costs, primarily related to the Nantong and Ankerweg facility start-ups and $2 million for the accelerated recognition of asset retirement obligations.

Industrial Engineered Products

Our Industrial Engineered Products segment reported lower operating income for the third quarter of 2013, primarily the result of lower year-on-year sales prices and volumes for the brominated flame retardants used in styrene based insulation foam applications.  Demand for flame retardants used in electronic applications was modestly higher.  Some of this weakness was offset by stronger demand for clear brine fluids used in off-shore gas production and other industrial applications coupled with an increase in the sales volume of organometallic tin-based products which carry lower profit margins.  Operating income also reflected unfavorable manufacturing costs and increases to our excess inventory reserves due to the prolonged lower brominated flame retardant demand in electronic applications.

Net sales decreased by $5 million to $208 million for the third quarter of 2013 reflecting $14 million in lower selling prices, offset by an $8 million increase in sales volumes and $1 million from favorable foreign currency translation.

Operating income of $1 million in the third quarter of 2013 was $29 million lower than the third quarter of 2012.  The decrease in operating income reflected the lower selling prices, $6 million in unfavorable manufacturing costs and variances, a $6 million charge for the increase in our excess inventory reserves due to lower demand, a $5 million increase in other costs, offset by a $2 million increase due to higher sales volume and product mix changes.

Chemtura AgroSolutions

Our Chemtura AgroSolutions segment generated higher net sales and operating income for the third quarter of 2013 compared with the same quarter in 2012.  Strong demand and sales prices for insecticides and seed treatment products in Latin America represents the primary driver of the increase in net sales compared to the same quarter in 2012.  Lower sales volume in North American was offset by increased sales volume in Europe.  Operating income reflected the benefit of the increase in selling prices and lower raw material and manufacturing costs.

Net sales increased by $5 million to $119 million for the third quarter of 2013 from $114 million in the same quarter of 2012.  The increase reflected $6 million in higher selling prices and $3 million in higher sales volume partly offset by $4 million of unfavorable foreign currency translation.

Operating income increased $3 million to $24 million in the third quarter of 2013 compared with $21 million in the third quarter of 2012, reflecting the higher selling prices, $2 million in lower manufacturing costs and $2 million in lower raw material costs, offset in part by $2 million in unfavorable foreign currency translation, $1 million from product mix changes, and a $4 million increase in other costs.

Corporate

Included in corporate are costs of a general nature or managed on a corporate basis.  These costs, net of allocations to the business segments, primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization.  Functional costs are allocated between the business segments and general corporate expense.

Corporate expense was $19 million in the third quarter of 2013, which included amortization expense related to intangible assets and depreciation expense of $4 million.  In comparison, corporate expense was $28 million in the third quarter of 2012, which included amortization expense related to intangible assets and depreciation expense of $5 million.  The decrease was primarily due to lower expense for employee incentive plan accruals and the sale of a non-operating site offset by our initiative to explore the sale of Chemtura AgroSolutions, increased workers compensation expense and an increase in our environmental reserves at our El Dorado, Arkansas facility.

Certain functional and other expenses that are managed company-wide are allocated to our segments.  The portion of such costs allocated to the Antioxidant and Consumer Products businesses have not or will not transfer directly under the respective sale agreements.  As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under earnings (loss) from discontinued operations, net of tax.  Costs related to the Antioxidant business were eliminated during the first half of 2013 such that there was no expense in the third quarter of 2013 and were $3 million for the third quarter of 2012.  Costs related to the Consumer Products segment were $5 million and $4 million for the third quarters of 2013 and 2012, respectively.  Additionally, our Corporate segment had included $3 million and $4 million, for the third quarter of 2013 and 2012 respectively, of amortization expense related directly to our Antioxidant business and Consumer Products segment which has now been included in earnings (loss) on discontinued operations, net of tax in our Consolidated Statement of Operations.

YEAR TO DATE RESULTS

Overview

Consolidated net sales were $1,687 million for the nine months ended September 30, 2013 or $24 million higher than 2012 driven by a $40 million increase in volume, offset by an $8 million overall decrease in selling prices and the unfavorable effect of foreign currency translation of $8 million.  Our Industrial Performance segment reported a $50 million increase in sales volume from our petroleum additives and certain synthetic products across all regions partly offset by continued weakness in urethane product sales particularly driven by weakness in mining and electronic applications in all regions.  Chemtura AgroSolutions segment reported a $26 million increase in sales volume driven by strong sales in North and Latin Americas and strong selling prices driven by higher demand.  Our Industrial Engineered segment continued to experience weak demand for insulated foam and electronic application products resulting in a $36 million decline in sales volume and a $30 million decrease in overall selling prices resulting from market pricing pressures given the lower demand.

Gross profit for the nine months ended September 30, 2013 was $377 million, a decrease of $77 million compared with the nine months ended September 30, 2012.  Gross profit as a percentage of net sales, decreased to 22% for the nine months ended September 30, 2013 compared with 27% for the same period of 2012.  Gross profit was impacted by $16 million in unfavorable manufacturing costs and variances, a $21 million increase in an environmental reserve in 2013 for the costs to remediate a legacy non-operating site in France, $8 million in lower selling prices, $7 million from unfavorable product mix, $6 million increase in our excess inventory reserves due to lower electronics demand for brominated products, $5 million from the unfavorable effect of foreign currency translation, $5 million in higher raw material and distribution costs, a $2 million increase in an environmental reserve at our El Dorado, Arkansas facility, $2 million of start-up costs associated with our new facilities in Nantong, China and Ankerweg, Netherlands and a $5 million increase in other costs.

SG&A expense of $169 million was $13 million lower than the nine months ended September 30, 2012, primarily the result of lower staff count and associated employee incentive plan accruals and other costs related to our restructuring initiatives in 2012 and 2013.  Included in the nine months ended September 30, 2013 is $2 million associated with the accelerated recognition of asset retirement obligations, $1 million in costs related to the exploration of the sale of our Chemtura AgroSolutions segment and an increase in workers compensation expense, offset by a gain of $2 million related to an adjustment for a legacy pension plan, $2 million related to the sale of a non-operating site and the benefit of lower pension expense related to the transfer of pension obligations to Addivant in April 2013.

Depreciation and amortization expense of $76 million was $1 million higher than the nine months ended September 30, 2012, primarily related to accelerated depreciation of property, plant and equipment.

R&D expense of $27 million was $4 million lower than the nine months ended September 30, 2012.

Facility closures, severance and related costs of $28 million in the nine months ended September 30, 2013 compared with $8 million for the nine months ended September 30, 2012.  The expense relates to our cost saving initiatives announced in 2013 and 2012.

Changes in estimates related to expected allowable claims were $1 million for the nine months ended September 30, 2012, as we reduced the number of claims remaining in our Disputed Claim Reserve.

Interest expense of $45 million during the nine months ended September 30, 2013 was $2 million lower than the nine months ended September 30, 2012, primarily due to higher capitalized interest expense in 2013 and fees associated with the securitization program in 2012, offset by higher borrowings under the senior secured term loan facility due 2016 (the “Term Loan”).

Loss on the early extinguishment of debt of $50 million for the nine months ended September 30, 2013 included $42 million for the difference between the principal amount of the 2018 Senior Notes tendered and the sum of the tender offer consideration and consent payments and $8 million for the write-off of unamortized capitalized financing costs and original issuance discount with respect to the 2018 Senior Notes purchased under the tender offer.

Other income, net was $11 million for the nine months ended September 30, 2013 compared with other expense, net of $3 million for the nine months ended September 30, 2012.  During 2013, we recognized a gain of $15 million related to the release of cumulative translation adjustments associated with the rationalization of certain European subsidiaries that are no longer required.

Reorganization items, net of $1 million in the nine months ended September 30, 2013 was $3 million lower than the nine months ended September 30, 2012.  The expense in both periods primarily comprised professional fees directly associated with the Chapter 11 reorganization.

The income tax expense in the nine months ended September 30, 2013 was $24 million compared with expense of $16 million in the nine months ended September 30, 2012.  The tax expense reported in the nine months ended September 30, 2013 relates to taxable income of certain of our international subsidiaries.  The tax expense reported for the nine months ended September 30, 2012  relates to taxable income of certain of our international subsidiaries reduced by the tax benefit of elements of the third quarter of 2012 restructuring charge.  In the nine months ended September 30, 2013, we established a valuation allowance against the tax benefits associated with our year-to-date U.S. losses.

Loss from continuing operations attributable to Chemtura for the nine months ended September 30, 2013 were $35 million, or $0.36 per diluted share, as compared with earnings from continuing operations attributable to Chemtura of $84 million, or $0.85 per diluted share, for the nine months ended September 30, 2012.

Earnings from discontinued operations, net of tax attributable to Chemtura for the nine months ended September 30, 2013, was $28 million, or $0.29 per diluted share, as compared with a loss of $3 million, or $0.03 per diluted share, for the nine months ended September 30, 2012.  Discontinued operations represents the Antioxidant business and Consumer Products segment.

Loss on sale of discontinued operations, net of tax attributable to Chemtura for the nine months ended September 30, 2013, was $149 million, or $1.52 per diluted share which represents the Antioxidant business.

The following is a discussion of the results of our segments for the nine months ended September 30, 2013.

Industrial Performance Products

Our Industrial Performance segment reported higher net sales and operating income in the nine months ended September 30, 2013 compared with the same nine months of 2012.  We are showing some recovery in sales of petroleum additive products across all regions as well as the benefit of a modest increase in selling prices.  These gains were partially offset by weakness in mining and electronic applications which is affecting our urethane products globally.  Operating income benefited from the higher selling prices over the increase in raw material costs but we did not see the full impact of the volume improvements due to a greater percentage of lower margin products being sold coupled with start-up costs of our Nantong, China and Ankerweg, Netherlands facilities.

Net sales totaled $737 million in the nine months ended September 30, 2013, an increase of $60 million compared with last year.  The increase reflected higher sales volume totaling $50 million, higher selling prices of $9 million and favorable foreign currency translation of $1 million.

Operating income totaled $84 million in the nine months ended September 30, 2013, an increase of $2 million compared with the same period last year.  Operating income benefited from the higher selling prices and $4 million in higher sales volume net of unfavorable product mix, offset by higher raw material costs of $3 million, accelerated recognition of asset retirement obligations of $2 million, unfavorable manufacturing costs, variances and start-up costs of $2 million, an increase in SG&A and R&D (collectively, “SGA&R”) costs of $2 million and an increase in other costs of $2 million.

Industrial Engineered Products

Our Industrial Engineered segment reported lower net sales and operating income in 2013 compared with the same nine month period ended September 30, 2012.  We continue to experience weakness in demand throughout 2013 for insulation foam and electronic application products compared with very strong market growth particularly in insulation foam applications during the first nine months of 2012.  This weakness was only partially offset by some marginal improvement in oilfield applications and tin- based product demand from 2012.  Due to the weaker market in 2013, we have felt competitive pricing pressures which caused our sales and margins to decrease further.  The segment’s operating income was further impacted by unfavorable manufacturing costs and variances and the increase in an excess inventory reserve due to the prolonged demand in sales volume of brominated products for electronics applications.

Net sales decreased by $67 million to $608 million for the nine months ended September 30, 2013 reflecting a $36 million decrease in sales volumes, $30 million in lower selling prices and $1 million from unfavorable foreign currency translation.

Operating income of $34 million in the nine months ended September 30, 2013 decreased $78 million compared with last year.  The decrease reflected the lower selling prices, $13 million in unfavorable manufacturing costs and variances, $17 million from lower sales volume and unfavorable product mix, $6 million increase in the excess inventory reserve, $3 million in higher raw material costs, $3 million from unfavorable foreign currency translation and a $6 million increase in other costs.

Chemtura AgroSolutions

Our Chemtura AgroSolutions segment reported higher net sales and operating income for the nine months ended September 30, 2013 compared with the same period in 2012.  Net sales increased over the prior year period as a result of improved sales volume in both North and Latin America for pest control and seed treatment products.  Operating income reflected the benefit of the increased sales volume and selling prices coupled with continued focus on the reduction of SGA&R.

Net sales increased by $31 million to $342 million for the nine months ended September 30, 2013 from $311 million in the same period of 2012.  The increase reflected $26 million in higher sales volume and $13 million in higher selling prices partly offset by $8 million of unfavorable foreign currency translation.

Operating income increased $15 million to $69 million in the nine months ended September 30, 2013 compared with $54 million in the nine months ended September 30, 2012, reflecting the higher selling prices, $6 million from favorable sales volume and product mix changes, $3 million in lower raw material costs and $3 million in lower SGA&R costs, offset in part by $3 million from unfavorable foreign currency translation and a $7 million increase in other costs.

Corporate

Corporate expense was $85 million for both the nine months ended September 30, 2013 and 2012, which included amortization expense related to intangible assets and depreciation expense of $14 million and $15 million, respectively.  We recorded a $21 million increase in an environmental reserve in 2013 for the costs to remediate a legacy non-operating site in France.  Following a detailed engineering study, we received estimates of the costs of what will be a multi-year program to remediate the site to the standards required by the regulatory authorities.  Additionally, we reported a gain of $2 million related to an adjustment for a legacy pension plan and $2 million for the sale of a non-operating site.  These items were offset by lower costs associated with employee incentive plan accruals, lower pension expense due to the transfer of pension obligations to Addivant and the benefit of our costs savings initiatives.

Certain functional and other expenses that are managed company-wide are allocated to our segments.  The portion of such costs allocated to the Antioxidant and Consumer Products businesses have not or will not transfer directly under the respective sale agreements.  As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under earnings (loss) from discontinued operations, net of tax.  Costs related to the Antioxidant business were $6 million and $11 million for the nine months ended September 30, 2013 and 2012, respectively.  Costs related to the Consumer Products segment were $10 million and $9 million for the nine months ended September 30, 2013 and 2012, respectively.  Additionally, our Corporate segment included $8 million and $11 million for the nine months ended September 30, 2013 and 2012 respectively, of amortization expense related directly to our Antioxidant business and Consumer Products segment which has been included in loss on discontinued operations, net of tax in our Consolidated Statement of Operations.

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

On November 3, 2010, the Bankruptcy Court entered an order confirming the Debtors’ plan of reorganization (the “Plan”).  On November 10, 2010 (the “Effective Date”), the Debtors substantially consummated their reorganization through a series of transactions contemplated by the Plan and the Plan became effective. As of September 30, 2013, the Bankruptcy Court has entered orders granting final decrees closing all of the Debtors’ Chapter 11 cases except the Chapter 11 case of Chemtura Corporation.

For further discussion of the Chapter 11 cases, see Note 16 - Emergence from Chapter 11 in our Notes to Consolidated Financial Statements.

Tender Offer & New Bond Offering

On June 10, 2013, we launched a cash tender offer and consent solicitation with respect to any and all of our outstanding $455 million aggregate principal amount of 7.875% Senior Notes due 2018 (the “2018 Senior Notes”) pursuant to our Offer to Purchase and Consent Solicitation Statement (the “Offer to Purchase”).  The requisite consent solicitation was required to adopt proposed amendments to the indenture governing the 2018 Senior Notes (the “2018 Indenture”) that would eliminate substantially all of the restrictive covenants, certain events of default and related provisions contained in the 2018 Indenture.  Subject to the terms and conditions set forth in the Offer to Purchase, holders who validly tendered their notes on or prior to June 21, 2013 (the “Consent Date”) received total consideration of $1,117.50 per $1,000 principal amount of the 2018 Senior Notes accepted for purchase, which included a consent payment of $30 per $1,000 principal amount of the notes.  As of July 5, 2013, holders of $348 million or approximately 76.56% of the 2018 Senior Notes, had tendered their 2018 Senior Notes and consented to the proposed amendments to the 2018 Indenture.

On July 8, 2013, we amended the terms of the Offer to Purchase to extend the expiration date to July 19, 2013 to meet the terms of the Financing Condition (as defined in the Offer to Purchase).  Holders who validly tendered their 2018 Senior Notes after the Consent Date but on or prior to July 19, 2013, received the tender offer consideration of $1,087.50 per $1,000 principal amount of the 2018 Senior Notes accepted for purchase but were not entitled to the consent payment.  As of July 19, 2013, additional holders of $6 million or approximately 1.33% of the 2018 Senior Notes, had tendered their 2018 Senior Notes and consented to the proposed amendments to the 2018 Indenture.

On July 18, 2013, we undertook a registered public offering of $450 million of 5.75% Senior Notes due 2021 (“2021 Senior Notes”), for the purposes of funding the purchase under the terms of the Offer to Purchase all of the 2018 Senior Notes tendered, expenses related to the offering and a prepayment of our senior secured term loan facility due 2016 (the “Term Loan”).  On July 23, 2013, the 2021 Senior Notes offering closed and the majority of the proceeds were used to complete the purchase of the 2018 Senior Notes tendered in response to the Offer to Purchase.  With the purchase of the 2018 Senior Notes complete, the amendments to the 2018 Indenture that eliminated substantially all of the restrictive covenants, certain events of default and related provisions became effective.

In our third quarter of 2013, we recorded a loss on the early extinguishment of debt of $50 million.  The loss included $42 million for the difference between the principal amount of the 2018 Senior Notes tendered and the sum of the tender offer consideration and consent payments.  The loss also included $8 million for the write-off of unamortized capitalized financing costs and original issuance discount with respect to the 2018 Senior Notes purchased under the tender.

On July 23, 2013, we used the balance of the proceeds from the offering of the 2021 Senior Notes, after completing the purchase of the 2018 Senior Notes tendered and paying transaction costs of approximately $45 million, and approximately $5 million of cash on hand to prepay $50 million of principal of our Term Loan.  On July 31, 2013, we prepaid an additional $50 million of Term Loan principal with cash on hand.

Our 2021 Senior Notes contain covenants that limit our ability to enter into certain transactions, such as incurring secured debt and subsidiary debt and entering into sale and lease-back transactions.  As of September 30, 2013, we were in compliance with the covenant requirements of the 2021 Senior Notes.

Financing Facilities

On August 27, 2010, we completed a private placement offering under Securities and Exchange Commission (“SEC”) Rule 144A for the 2018 Senior Notes at an issue price of 99.269% in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933.  In July 2013, we redeemed $354 million of the $455 million outstanding balance with proceeds from the 2021 Senior Notes offering.

On August 27, 2010, we also entered into the Term Loan with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Term Loan permits us to increase the size of the facility by up to $125 million.  On October 31, 2012, we exercised the accordion feature of our Term Loan and borrowed the additional $125 million for the purpose of funding potential investment opportunities and for general corporate purposes.  During 2013, we repaid $102 million of the Term Loan with proceeds from the 2021 Senior Notes offering and cash on hand.

In October 2013, we entered into an amendment of our Term Loan.  The amendment to the Term Loan (the “Amendment”), among other things, (i) reduces the interest rate and LIBOR floor on the term loans outstanding under the Term Loan agreement (the “term loans”), (ii) provides for a 1% prepayment premium if the term loans are refinanced with certain specified refinancing debt within 6 months, (iii) introduces scheduled quarterly amortization of the term loans in the amount of 1% annually, and (iv) permit additional flexibility under certain of our operating covenants (including but not limited to additional flexibility for debt, investments, restricted payments and dispositions) in the Term Loan agreement.  The Amendment became effective on October 30, 2013.  The amendment will further reduce annual interest expense by approximately $6 million.

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

At September 30, 2013, we had no borrowings under the ABL Facility and $14 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility.  At September 30, 2013, we had approximately $191 million of undrawn availability under the ABL Facility.

These facilities contain covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures.  The Term Loan requires that we meet certain quarterly financial maintenance covenants including a maximum Secured Leverage Ratio (as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0.  The ABL Facility contains a springing financial covenant requiring a minimum trailing 12-month fixed charge coverage ratio of 1.1 to 1.0 at all times during any period from the date when the amount available for borrowings under the ABL Facility falls below the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments until such date such available amount has been equal to or greater than the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments for 45 consecutive days.  As of September 30, 2013, we were in compliance with the covenant requirements of these financing facilities.

On March 29, 2013, we entered into a promissory note in the principal sum of $7 million with a term of six years bearing interest at a rate of 5.29% per annum to finance the cost of certain information technology software licenses.  The principal of note is to be repaid in equal monthly installments over its term.

In December 2012, we entered into a CNY 250 million (approximately $40 million) 5 year secured credit facility available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch (“ABC Bank”).  The China Bank Facility will be used for funding construction of our manufacturing facility in Nantong, China.  The China Bank Facility is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd.  At

September 30, 2013, we had borrowings of $17 million under the China Bank Facility.  Repayments of principal will be made in semi-annual installments from December 2014 through December 2017.

For further discussion of the financing facilities, see Note 7 — Debt in our Notes to Consolidated Financial Statements.

Share Repurchase Program

On May 9, 2013, the Board authorized an increase in our share repurchase program by $41 million to $141 million of which $50 million remains as of September 30, 2013 and extended the program through March 31, 2014.  The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  We repurchased 2.2 million shares for a cost of $50 million during the nine months ended September 30, 2013.  As of September 30, 2013, we had total re-purchases of 5.6 million shares for a cost of $91 million under this program, which was originally approved in October 2011.

Consumer Products Divestiture

In September 2013, our Board approved a plan to sell our Consumer Products segment subject to the completion of definitive transaction documents and in October 2013 we entered into a stock purchase agreement to sell our Consumer Products business, including dedicated manufacturing plants in the U.S. and South Africa, to KIK Custom Products Inc. (“KIK”) for $315 million in cash at closing subject to certain customary pre- and post-closing adjustments, primarily for working capital and assumed pension liabilities. Working capital consists of current assets and current liabilities, excluding cash, net current income and deferred taxes, and certain other current assets and liabilities. The transaction is subject to customary closing conditions and regulatory approvals and is targeted to close on December 31, 2013.

As a result of the Board approval, the assets and liabilities of the Consumer Products segment have been presented as assets and liabilities held for sale.  Additionally, we determined that discontinued operations treatment applied and earnings and direct costs associated with Consumer Products segment have been presented as earnings (loss) from discontinued operations, net of tax in our Consolidated Statements of Operations for the current and comparative periods.  All applicable disclosures included in the accompanying footnotes have been updated to reflect the Consumer Products segment as a discontinued operation.

During the first two quarters of 2013, we completed an assessment of the possible sale of the Consumer Products segment.  As of March 31, 2013 and June 30, 2013, we considered it more-likely-than-not that the initiative would become effective during 2013.  In performing the impairment analysis, we probability weighted the possible outcomes of the initiative as of March 31, 2013 and June 30, 2013.  Based on this analysis, the expected undiscounted cash flows were sufficient to recover the carrying values of assets of the Consumer Products segment.  As a result, we concluded that no impairment existed at March 31, 2013 or June 30, 2013.

In September, when we met the criteria to record assets held for sale, we again performed an impairment analysis.  We probability weighted the fair value less cost to sell under different fair value models, as a proxy for an agreed upon purchase price, and found the fair value less cost to sell was sufficient to recover the carrying value of the net assets to be sold as of September 30, 2013.  As a result, we concluded that no impairment existed at September 30, 2013.  However, changes in the underlying details or fair value of the Consumer Products segment could materially impact the results of our analysis in future quarters.

For further discussion of the Consumer Products divestiture, see Note 2 - Acquisitions and Divestitures in our Notes to Consolidated Financial Statements.

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

At closing, the cash consideration was subject to the retention of certain assets, the finalization of pension assets and liabilities and the change in certain working capital components through the closing date.  The asset purchase agreement provides a customary mechanism for finalizing any adjustments to the working capital base.  We anticipate finalizing the working capital adjustment in the fourth quarter of 2013.  During the third quarter of 2013, the net pension liability transferred to Addivant was finalized and the seller note was extinguished by these adjustments.  Additionally, we paid $2 million in cash considerations as part of the adjustment.

Included as part of the consideration, we received 9.2 million shares of Series A Preferred Stock of Addivant with a face value of $9 million.  These shares accrue dividends at escalating rates beginning at 7% in the first year and up to 11% in the third year and beyond which are payable upon declaration.

We recognized a pre-tax loss of $162 million ($149 million after-tax), which included cash proceeds of $97 million less $10 million of retained working capital, $2 million post-closing adjustment, $9 million for preferred stock, $111 million net assets sold, $11 million of other costs and expenses, $13 million loss related to continuing supply agreements, $122 million of non-cash charges related to the pension obligations transferred, $6 million release of cumulative translation adjustment and $7 million release of non-controlling interest in our Asia Stabilizers Co. Ltd. joint venture.  In connection with the sale, we entered into several ancillary agreements, including supply agreements, a distribution agreement, and a transition service agreement.

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

For further discussion of the Antioxidant sale, see Note 2 — Acquisitions and Divestitures in our Notes to Consolidated Financial Statements.

Solaris Acquisition

On September 26, 2012, we announced that we entered into a Business Transfer Agreement (“BTA”) with Solaris ChemTech Industries Limited (“Solaris ChemTech”), an Indian Company, and Avantha Holdings Limited, an Indian Company and the parent company of Solaris ChemTech (collectively, “Solaris”).  As provided in the BTA, we have agreed to purchase from Solaris certain assets used in the manufacture and distribution of bromine and bromine chemicals for cash consideration of $142 million and the assumption of certain liabilities.  The purchase price is subject to a post-closing net working capital adjustment.  The transaction is subject to, among other things, receiving governmental approval for the transfer of rights to the brine resources from which bromine is extracted and is expected to close upon receipt of those approvals, the date of which is not yet known.  The parties are presently discussing alternative transaction structures.

Chemtura AgroSolutions

In October 2013, our Board decided to explore the sale of our agrochemicals business, Chemtura AgroSolutions.  There is no definitive timetable for the sale process and there can be no assurance that the process will result in a sale of the Chemtura AgroSolutions business.

Restructuring Initiatives

On February 22, 2013, our Board of Directors (the “Board”) approved a restructuring plan providing for, among other things, actions to reduce stranded costs related to ongoing strategic initiatives.  This plan is expected to preserve pre-divestiture operating margins following our portfolio changes.  On October 9, 2013, the Board approved additional restructuring actions to consolidate our business’ organizational structure in an effort to streamline the organization and gain efficiencies and additional cost savings.  In October 2013, we commenced employee communications and the consultation regarding the potential closure of our Droitwich, UK facility and consolidation of those operations into our Perth Amboy, NJ facility, in order to improve our competitiveness in the current economic environment.  The total cost of these restructuring plans are estimated to be between $45 million and $55 million, primarily for severance and related costs, accelerated depreciation of property, plant and equipment, and asset retirement obligations.  Non-cash charges are estimated to be between $5 million and $7 million with a net cash cost of between $40 million and $48 million.  We recorded a pre-tax charge of $14 million in the first quarter of 2013 which included $11 million for severance and related costs and $3 million related to professional fees.  We recorded a pre-tax charge of $11 million in the second quarter of 2013 which included $5 million for severance and related costs and $6 million related to professional fees.  We recorded a pre-tax charge of $3 million in the third quarter of 2013 related to professional fees.  The remainder relates primarily to severance, accelerated depreciation and decommissioning costs and expect all but approximately $4 million to $8 million to be incurred throughout 2013.

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $59 million for the nine months ended September 30, 2013 compared to net cash provided by operating activities of $111 million in the same period last year.  Changes in key working capital accounts are summarized below:

Favorable (unfavorable)	Nine months ended	Nine months ended
(In millions)	September 30, 2013	September 30, 2012
Accounts receivable	$(29)	$(33)
Inventories	(29)	(23)
Accounts payable	24	36
Pension and post-retirement health care liabilities	(43)	(71)

During the nine months ended September 30, 2013, accounts receivable increased by $29 million over December 31, 2012 primarily driven by our Chemtura AgroSolutions and Industrial Performance segments. Chemtura AgroSolutions increased as result of typical seasonal increase in demand during the growing seasons in North America and Europe.  Additionally, our Industrial Performance segment showed some increase in accounts receivable driven primarily by the favorable volume growth this segment experienced in the past several months.  Inventory increased by $29 million over December 31, 2012 primarily driven by our Industrial Performance segment which reported an increase in inventory to support increased demand while our Industrial Engineered segment increased due to the acquisition of the remaining 50% of our Daystar joint venture.  Accounts payable increased by $24 million in the nine months ended September 30, 2013 primarily relating to our Industrial Performance segment as a result of the inventory increase resulting from higher demand.  Pension and post-retirement health care liabilities decreased $43 million primarily due to the funding of benefit obligations.  Pension and post-retirement contributions amounted to $37 million for the nine months ended September 30, 2013 which included $19 million for domestic plans and $18 million for international plans.

Cash flows from operating activities for the nine months ended September 30, 2013, were adjusted by the impact of certain non-cash and other charges.  Non-cash charges included the loss on the sale of the Antioxidant business, release of cumulative currency translation adjustments related to the liquidation of certain wholly owned entities, depreciation and amortization expense and stock-based compensation expense.  Working capital was also adjusted to reflect the inclusion of the assets and liabilities related to the purchase of the remaining 50% of Daystar Materials, LLC (“Daystar”) (see Note 2 - Acquisitions and Divestitures in our Notes to Consolidated Financial Statements).

During the nine months ended September 30, 2012, accounts receivable increased by $33 million over December 31, 2011 primarily driven by increased net sales for our Chemtura AgroSolutions and Industrial Engineered products.  Inventory increased by $23 million over December 31, 2011 primarily as a result of inventory build in our Industrial Engineered segment due to new products in our Emerald InnovationTM line and lower demand for our tin-based organometallics and traditional polyolefin catalysts as well as seasonal inventory build for our Chemtura AgroSolutions segment.  Accounts payable increased by $36 million in the nine months ended September 30, 2012 primarily a result of higher raw material purchases supporting our Chemtura AgroSolutions inventory and our new Emerald InnovationTM products, as well as the timing of vendor payments.  Pension and post-retirement health care liabilities decreased $71 million primarily due to the funding of benefit obligations. Pension and post-retirement contributions amounted to $82 million for the nine months ended September 30, 2012 which included $51 million for domestic plans and $31 million for international plans.

Cash flows from operating activities in 2012 were adjusted by the impact of certain non-cash and other charges, which primarily included depreciation and amortization expense of $104 million, impairment charges of $36 million and stock-based compensation expense of $14 million.

Cash Flows from Investing and Financing Activities

Investing Activities

Net cash used in investing activities was $36 million for the nine months ended September 30, 2013.  Investing included capital expenditures of $124 million for U.S. and international facilities, environmental and other compliance requirements along with $3 million for the acquisition of the remaining interest in our Daystar joint venture.  Investing activities also included proceeds from our Antioxidant business divestment net of transaction costs and cash transferred of $81 million and $10 million from the collection on a receivable from the sale of our 50% interest in Tetrabrom Technologies Ltd in 2011.

Net cash used in investing activities was $85 million for the nine months ended September 30, 2012.  Investing activities were related to $94 million in capital expenditures for U.S. and international facilities, environmental and other compliance requirements, partially offset by $9 million in proceeds received from the sale of our 50% interest in Tetrabrom Technologies Ltd.

Financing Activities

Net cash used by financing activities was $76 million for the nine months ended September 30, 2013.  Financing activities primarily included the repurchase of $354 million of the 2018 Senior Notes, payment of the related tender premium and consent fees and repayment of $102 million in principal of the Term Loan using the proceeds from the issuance of the $450 million of 2021 Senior Notes and cash on hand.  Cash on hand was also used to repurchase $50 million of our common stock  under our share repurchase program and meet $8 million of debt issuance costs related to the 2021 Senior Notes financing.  Other financing sources in the period were borrowings for capital improvements related to our new facility in Nantong, China of $16 million, a promissory note for information technology software licenses of $7 million and proceeds from the exercise of stock options of $6 million.

Net cash used by financing activities was $20 million for the nine months ended September 30, 2012, which primarily included shares acquired under our share repurchase program of $20 million.

Settlements of Disputed Claims

As of September 30, 2013, there were no remaining undisbursed amounts in the Disputed Claims Reserve.

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

Future Liquidity

In 2013, we expect to finance our continuing operations and capital spending requirements with cash flows provided by operating activities, available cash and cash equivalents, the ABL Facility and China Bank Facility and other sources.  We anticipate that a substantial portion of the proceeds from the sale of Consumer Products and potential sale of the Chemtura AgroSolutions business would be used to return capital to shareholders and continue to make important investments to strengthen and enable the continuing growth of the remaining businesses, as well as pay down debt to maintain pro-forma leverage.  Our long-term stated total leverage target remains approximately 2X Adjusted EBITDA.  For the definition of Adjusted EBITDA see our 2012 Annual Report on Form 10-K; Item7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Cash and cash equivalents as of September 30, 2013 were $311 million.

Contractual Obligations and Other Cash Requirements

During the nine months ended September 30, 2013, we made aggregate contributions of $29 million to our U.S. and international pension plans and $8 million to our post-retirement benefit plans.  We expect to make approximately $13 million of contributions to these plans during the remainder of 2013.

On May 9, 2011, one of our UK subsidiaries entered into definitive agreements with the trustees of the Great Lakes U.K. Limited Pension Plan (“the UK Pension Plan”) over the terms of a “recovery plan” which provided for a series of additional cash contributions to be made to reduce the underfunding over time.  The agreements provided, among other things, for our UK subsidiary to make cash contributions of £60 million (approximately $96 million) in just over a three year period, with the initial contribution of £30 million ($49 million) made in the second quarter of 2011, the second contribution of £15 million ($24 million) made in the second quarter of 2012, and the third contribution of  £8 million ($11 million) made in the second quarter of 2013.  The final contribution of £8 million ($12 million) will be made in the second quarter of 2014.  The agreements also provided for the granting of both a security interest and a guarantee to support certain of the liabilities under the UK Pension Plan.

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

We had net liabilities related to unrecognized tax benefits of $44 million at September 30, 2013.  We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $4 million within the next 12 months.

Guarantees

In addition to $14 million in outstanding letters of credit at September 30, 2013, we have guarantees that have been provided to various financial institutions.  At September 30, 2013, we had $12 million of outstanding guarantees primarily related to vendor deposits.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

Strategic Initiatives

We continually review each of our businesses, individually and as part of our portfolio, to determine whether to continue in, consolidate, reorganize, exit or expand our businesses, operations or product lines.  We have established strategic and financial criteria against which we assess whether to invest in the expansion of a business, operation or product line, as well as to determine which portfolio businesses may, at an appropriate time, be monetized.  As part of these assessments, we also review our manufacturing and facility footprints to determine if we should consolidate or close facilities to optimize customer supply and reduce our unit product costs.  Our review process also involves expanding businesses, investing in innovation and regional growth, expanding existing product lines and bringing new products to market or changing the way we do business.

In 2013, we divested our Antioxidants business and entered into an agreement to sell our Consumer Products segment.  These were the two businesses in our portfolio that, in our judgment, were unlikely to meet the financial and strategic performance criteria we had set for our company.  Their sale will aid us in improving percentage margins, sales growth rates and increase  focus on our chosen markets and regions.  On October 10, 2013, we announced that our Board approved our exploration of a sale of our agrochemicals business, Chemtura AgroSolutions.  The decision to explore a sale of Chemtura AgroSolutions, is aimed at delivering substantial near-term value to shareholders and further focusing on opportunities to create additional value as a “pure-play” leader in the global development, marketing, manufacture and sale of industrial specialty chemicals.  There is no definitive timetable for the sale process and there can be no assurance that the process will result in a sale of the Chemtura AgroSolutions business.

We are conducting an ongoing review of our manufacturing and facility footprint to determine if we should consolidate or close facilities to optimize customer supply and reduce our unit product costs.  In October 2013, we announced our exploration of the closure of our Droitwich, UK facility and the transfer of its production to our Perth Amboy, NJ facility.  It is anticipated that additional plant closures may be announced in the future as part of this footprint review process.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect the amounts and disclosures reported in our Consolidated Financial Statements and accompanying notes.  Our estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and

the Accounting Policies footnote in our 2012 Annual Report on Form 10-K describe the critical accounting estimates and accounting policies used in the preparation of our Consolidated Financial Statements.  Actual results could differ from management’s estimates and assumptions.  There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2013.

2013 OUTLOOK

We remain committed to our objective of creating a focused portfolio of global specialty chemical businesses that provide sustainable competitive advantage and continued growth opportunities through superior innovation, reliability and applied science, making Chemtura indispensable to its stakeholders.  Through our portfolio management actions in 2013, Chemtura will be a smaller company, but these actions will permit us to progressively improve our operating margins and have a portfolio of strongly differentiated product lines based on proprietary chemical technologies that offer superior organic revenue growth and be positioned to exploit secular industry growth trends in all regions of the globe.

In 2013, Chemtura AgroSolutions has continued its pace of new product and registration introductions, and has delivered year-on-year growth in net sales and earnings in each quarter this year.  While the fourth quarter of 2012 was a strong quarter, the segment has the potential to deliver modest improvement in the fourth quarter of 2013.

Our Industrial Performance segment delivered year-on-year sales growth in each quarter this year despite the impact of lower demand for urethanes products from mining and electronic applications.  For the first and second quarters, this also resulted in year-on-year growth in profitability.  With the costs associated with the commissioning and start-up of the HVPAO plant in the Netherlands and the synthetic grease plant in China, the segment just missed matching profitability in the third quarter of 2013.  Although production at the two new facilities will not reach breakeven levels until well into 2014, we still anticipate that the segment will deliver modest year-on-year profitability improvement in the fourth quarter of 2013.

Our Industrial Engineered segment continues to face tougher demand conditions.  After the decline in demand for flame retardants used in insulation foam applications in the first quarter of 2013 and the related softening in price, demand and pricing stabilized at these lower levels in the second quarter of 2013.  Demand for flame retardants used in electronics applications has declined from its peak in 2011 and continued to decline through much of 2012.  In 2013, year-to-date demand has been relatively stable with modest improvement in certain applications.  With reduced electronics demand, selling prices have shown regional weakness.  The impact of lower volume and selling prices in electronics and insulation foam applications has in part been offset by continuing growth in demand for clear brine fluids used in off-shore oil and gas production applications and for the intermediates we produce for pharmaceutical and agrochemical applications and the continued development of mercury control applications.

We anticipate the profitability of the Industrial Engineered Products segment will improve sequentially in the fourth quarter of 2013 but is unlikely to match the profitability generated in the fourth quarter of 2012.  While we do not see evidence that demand from insulation foam or electronic applications for flame retardants will materially improve in the fourth quarter, actions taken to reduce costs and manage manufacturing capacity utilization will improve profitability.  We announced increases in certain selling prices for brominated flame retardants in the latter part of the third quarter which have held in some electronic applications but pricing for insulation foam applications remains depressed.  The net effect of these actions should be a positive turn in the performance trend for this segment.

Corporate expenses in the fourth quarter of 2013 (after excluding any project expenses we incur in connection with our exploration of the sale of Chemtura AgroSolutions) are expected to be lower than in the fourth quarter of 2012.  When combined with the anticipated performance of our operating segments, we have the potential on a consolidated basis to reach operating profitability levels that meet or modestly exceed the fourth quarter of 2012.

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

•                  The receipt of governmental and other approvals associated with the sale of the Consumer Products business and the successful fulfillment or waiver of all other closing conditions for such a transaction without unexpected delays or conditions;

•                  The successful closing of the sale of the Consumer Products business and separation of that business from the rest of our businesses;

•                  Our ability to identify one or more potential purchasers of the Chemtura AgroSolutions business who are willing to pay a price for the business that we are willing to accept, and to reach a definitive agreement on a mutually acceptable transaction with such purchaser;

•                  The receipt of governmental and other approvals associated with the sale of the Chemtura AgroSolutions business and the successful fulfillment or waiver of all other closing conditions for such a transaction without unexpected delays or conditions;

•                  The successful closing of the sale of the Chemtura AgroSolutions business and separation of that business from the rest of our businesses;

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

The fair market value of long-term debt is subject to interest rate risk.  Our total debt amounted to $894 million at September 30, 2013.  The fair market value of such debt as of September 30, 2013 was $907 million, which has been determined primarily based on quoted market prices.

Our financial instruments, subject to foreign currency exchange risk, consist of two foreign currency forward contracts with  notional amounts of €25 million, due in October 2013 and $12 million due in April of 2014.  Additionally, we have one put option with a notional amount of €25 million that is due in October 2013.  These contracts limit our risk to changes in the Euro and represent a net liability position of $1 million at September 30, 2013.  We conducted sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in the Euro from its value as of September 30, 2013, with all other variables held constant.  A 10% increase in the Euro against the U.S. Dollar would result in an increase of $6 million in the fair value of these contracts.  The sensitivity in fair value of these contracts represents changes in fair values estimated based on market conditions as of September 30, 2013, without reflecting the underlying monetary exposures the portfolio is hedging.  The effect of exchange movements on those anticipated transactions would be expected to mitigate the impacts implied by our sensitivity analysis.

There have been no other significant changes in market risk during the quarter ended September 30, 2013.

ITEM 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures

As of September 30, 2013, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                OTHER INFORMATION

ITEM 1.  Legal Proceedings

See Note 17 — Legal Proceedings and Contingencies in our Notes to Consolidated Financial Statements for a description of our legal proceedings.

ITEM 1A.  Risk Factors

Our risk factors are described in our 2012 Annual Report on Form 10-K as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.  Investors are encouraged to review those risk factors in detail before making any investment in our securities.  There have been no significant changes in our risk factors during the quarter ended September 30, 2013.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities During the Third Quarter of 2013

On May 9, 2013, the Board authorized an increase in our share repurchase program by $41 million to $141 million of which $50 million remains as of September 30, 2013 and extended the program through March 31, 2014.  The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  As of September 30, 2013, we had repurchased 5.6 million shares at a cost of $91 million under this program, which was originally approved in October 2011.

The following table provides information about our repurchases of equity securities during the quarter ended September 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions)		(in millions)	(in millions)
July 1, 2013 - July 31, 2013	0.9	$22.06	0.9	$80
August 1, 2013 - August 31, 2013	1.0	$22.69	1.0	$57
September 1, 2013 - September 30, 2013	0.3	$22.32	0.3	$50
Total	2.2		2.2

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

On October 30, 2013, the Company entered into Amendment No. 2 (the “Amendment”) to the Senior Secured Term Facility Credit Agreement (as amended prior to the effectiveness of the Amendment, the “Term Loan Facility Agreement”), with Bank of America, N.A., as administrative agent, the other agents party thereto and the lenders party thereto.  The Amendment provides for, among other modifications to the Term Loan Facility Agreement and related loan documents as set forth therein, (i) converting and/or refinancing the term loans outstanding under the Term Loan Facility Agreement (the “term loans”) to term loans in equal principal amount with a lower interest rate (with interest on the term loans based, at the Company’s option, on a LIBOR rate plus a margin of 2.75% per annum, with a LIBOR floor of 0.75%, or an alternate base rate plus a margin of 1.75% per annum), (ii) a 1% prepayment premium if the term loans are refinanced with certain “Specified Refinancing Debt” (as defined in the Amendment) within 6 months, (iii) scheduled quarterly amortization of the term loans in the amount of 1% annually, (iv) additional flexibility for the Company under certain of its operating covenants (including but not limited to additional flexibility for debt, investments, restricted payments and dispositions) in the Term Loan Facility Agreement, (v) changing the secured leverage ratio financial maintenance covenant to offset the amount of debt by the amount of unrestricted cash and cash equivalents of the Company and its subsidiaries, and (vi) authorizing the administrative agent to enter into an amended intercreditor agreement with respect to liens granted on the Company’s and its domestic subsidiaries’ assets to secure the Company’s revolving credit facility, in the event the revolving credit facility is amended to include a foreign revolving subfacility that is secured by those assets.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 4.1 and is incorporated by reference herein.

ITEM 6.  Exhibits

The following documents are filed as part of this report:

Number	Description

4.1

Amendment No. 2 to the Senior Secured Term Facility Credit Agreement, dated as of October 30, 2013, among Chemtura Corporation, Bank of America, N.A., as Administrative Agent, the other agents party thereto and the Lenders party thereto.

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

CHEMTURA CORPORATION

(Registrant)

Date: November 4, 2013	/s/ Laurence M. Orton

Name: Laurence M. Orton
Title: Vice President and Corporate Controller (Principal Accounting Officer)