Form 10-K
period 2013-12-31
Chemtura CORP
filed 2014-02-24
CIK 1091862

Use these links to rapidly review the document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed as of June 30, 2013, based on the value of the closing price of these shares as quoted on the New York Stock Exchange was $2.0 billion.

         The number of voting shares of Common Stock of the registrant outstanding as of January 31, 2014 was 96.5 million.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 8, 2014 are incorporated by reference into Part III.

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

GENERAL

        We are a leading diversified global developer, manufacturer and marketer of performance-driven engineered specialty chemicals. Most of our products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products. Our agrochemical products are mainly sold through dealers, distributors and major retailers. Our operations are located in North America, Latin America, Europe and Asia. In addition, we have an important joint venture in the United States. We are committed to global sustainability through "greener technology" and developing engineered chemical solutions that meet our customers' evolving needs. For the year ended December 31, 2013, our global net sales were $2.2 billion. As of December 31, 2013, our global total assets were $2.7 billion.

        We are the successor to Crompton & Knowles Corporation ("Crompton & Knowles"), which was incorporated in Massachusetts in 1900 and engaged in the manufacture and sale of specialty chemicals beginning in 1954. Crompton & Knowles traces its roots to Crompton Loom Works incorporated in the 1840s. We expanded our specialty chemical business through acquisitions in the United States and Europe, including the 1996 acquisition of Uniroyal Chemical Company, Inc., the 1999 merger with Witco Corporation and the 2005 acquisition of Great Lakes Chemical Company Corporation ("Great Lakes"). Upon the acquisition of Great Lakes, we were renamed Chemtura. Since the Great Lakes acquisition, we have progressively focused our portfolio, divesting businesses that did not fit with the strategic criteria for our portfolio. Recent divestitures include our antioxidants and UV stabilizers ("Antioxidant") and Consumer Products businesses during 2013.

        Our principal executive offices are located at 1818 Market Street, Suite 3700, Philadelphia, Pennsylvania 19103 and at 199 Benson Road, Middlebury, Connecticut 06749. Our telephone number in Connecticut is (203) 573-2000. Our Internet Web site address is www.chemtura.com. We make available free of charge on or through our Internet Web site (www.chemtura.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish to, the Securities and Exchange Commission.

        Our Corporate Governance Principles, Code of Business Conduct and charters for our Audit, Compensation & Governance and Environmental, Health & Safety Committees are available on our Internet Web site and free of charge to any stockholder who requests them from the Corporate Secretary at Chemtura Corporation, 199 Benson Road, Middlebury, CT 06749. The information contained on our Internet Web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report.

OUR COMPETITIVE STRENGTHS

        We believe our key competitive strengths are:

  •
  Our Key Businesses Have Industry Leading Positions:  Many of our key businesses and products hold leading positions within the various industries they serve. We believe our scale and global reach in product development and marketing provide us with advantages over many of our smaller competitors.

Operating Segment	Business Component	Industry Position / Commentary
Industrial Performance Products	Petroleum Additives	• Global manufacturer and marketer of high-performance lubricant additive components and synthetic lubricant base-stocks and synthetic finished fluids
• A global leader in high-performing calcium sulfonate specialty greases and phosphate and polyol ester based fluids
	Urethanes	• A global leader in the development and production of hot cast elastomer pre-polymers
Industrial Engineered Products	Great Lakes Solutions	• One of the three largest developers and manufacturers of bromine and bromine-based products
	Organometallics	• One of the three largest developers and manufacturers of organometallic compounds that have applications in catalysts, electronics, surface treatment and pharmaceuticals
Chemtura AgroSolutions	Chemtura AgroSolutions	• Leading niche developer and manufacturer of seed treatments, fungicides, miticides, insecticides, growth regulatants and herbicides
Discontinued Operations	Consumer Products*	• One of the two largest global marketers and sellers of recreational water products used in pools and spas
	Antioxidants**	• A global leader in the development and production of additives for polyolefin and other engineered plastics

*
In December 2013, we completed a stock sale of our Consumer Products business, which included dedicated manufacturing plants in the U.S. and South Africa, to KIK Custom Products Inc. ("KIK"). As a result of entering into this transaction, beginning in 2013, we determined that discontinued operations treatment applied. The underlying assets and liabilities of our investments in the legal entities we sold have been presented as assets and liabilities of discontinued operations for the year-ended December 31, 2012 and earnings and direct costs associated with the Consumer Products business have been presented as earnings (loss) from discontinued operations, net of tax for all periods presented in Item 8—Financial Statements and Supplementary Data.

**
In April 2013, we completed an asset sale of our Antioxidant business (the "Antioxidant Sale"), including dedicated manufacturing plants in the U.S., France and Germany, to affiliates of SK Capital Partners. As a result of entering into this transaction, beginning in 2012, we determined that discontinued operations treatment applied. The assets and liabilities included in the sale of the Antioxidant business have been presented as assets and liabilities of discontinued operations for the year-ended December 31, 2012 and earnings and direct costs associated with the Antioxidant business have been presented as earnings (loss) from discontinued operations, net of tax for all periods presented in Item 8—Financial Statements and Supplementary Data.
  •
  Broad Diversified Business:

  •
  Geographic diversity.    Our worldwide manufacturing, sales and marketing network enables us to serve the needs of both local and global customers worldwide. As of December 31, 2013, we operated 24 manufacturing facilities in 12 countries. For the year ended December 31, 2013, 44% of our net sales were generated in the United States and Canada, 28% from Europe and Africa, 19% from Asia/Pacific and 9% from Latin America. We market and sell our products in more than 100 countries, providing the opportunity to develop new markets for our products in higher-growth regions. We have built upon our historical strength in the United States and Europe to expand our business geographically, thereby diversifying our exposure to many different economies.

GEOGRAPHIC INFORMATION

    •
    Product and industry diversity.    We are comprised of a number of distinct businesses, each of which is impacted by varied industry trends. Additionally, our business portfolio serves a variety of industries and applications, thereby providing us with further diversification.

    •
    Diversified customer base.    We have a large and diverse global customer base in a broad array of industries. No single customer comprises more than ten percent of our consolidated 2013 net sales.

  •
  Unique Industry Positions:  We believe our businesses possess significant differentiation within their respective industry segments. Some of our businesses are vertically integrated into key feedstocks or have strong brand recognition, long lead time product registrations or technical and formulatory know-how. We believe these attributes are difficult to replicate and allow us to attract customers looking for consistent performance, reliability and cost-effective results, and are distinct competitive advantages. Examples include:

  •
  Our Industrial Performance Products segment participates in a production joint venture that produces cost competitive alkylated diphenylamine, a building block for our Naugalube® antioxidants used in lubricants, and develops urethane systems, the production of which is enhanced by our technical and formulatory know-how that permits us to engineer our products to meet specific customer needs.

  •
  Our Industrial Engineered Products segment has a strong diversified position in bromine with an extensive brine field operation in South Arkansas and a long-term strategic sourcing agreement that provides access to Dead Sea bromine. Completion of the announced acquisition of Solaris Chemtech in India would provide an additional source of bromine for our Asia Pacific region. Bromine is used as a building block for products such as flame retardants used in automotive, electronics and building and construction, and brominated derivatives used in pharmaceutical, agriculture, and energy-based industry segments. Our high-purity organometallics products are based on more than 50 years of innovation and safe handling and provide state of the art solutions to rapidly developing new applications such as the chemical vapor deposition of metal oxide layers in electronics and photovoltaics, pharmaceutical synthesis reagents and next generation polymerization catalysts.

  •
  Our Chemtura AgroSolutions segment is well-experienced in obtaining the required registrations for its products in each country in which they are sold and for each crop on which they are applied. Once obtained, these registrations provide a right to use the active compound upon which the product is based for the specified crop in that country or region for a number of years.

  •
  Well Positioned to Expand in the Faster Growing Regions:  Our businesses' product portfolios have positioned us to benefit from high-growth regions in the future. We derived 28% of our revenues during 2013 from the faster growing regions including Asia/Pacific and Latin America. We will continue to invest in faster growing regions as their polymer production increases, their manufacturing of electronic products expands, their automotive industries build vehicles that have to meet emission standards such that they can be exported to western markets, and their growers seek to increase their crop yields to support their growing populations and exports of their produce. There are a limited number of suppliers that can supply the products or provide the technical support that customers in these regions require, giving us the opportunity to capture this growth in demand for our products. We are building a multi-purpose manufacturing plant in China which has commenced production of synthetic greases and will commence production of synthetic lubricants in 2014 and high-performance urethane products in 2015. Completion of the announced acquisition of Solaris Chemtech in India would further strengthen our Great Lakes business by establishing production, technical service and research closer to our highest growth customers in China and India.

  •
  Focused, Experienced Management Team:  We are led by Craig A. Rogerson, our Chairman, President and Chief Executive Officer. Mr. Rogerson holds a chemical engineering degree from Michigan State University and has over 34 years of operating and leadership experience in the specialty chemicals industry. Mr. Rogerson is supported by a senior management team that has extensive operational and financial experience in the specialty chemicals industry. Our senior management team is focused on creating a culture of performance and accountability that can leverage the global economic recovery and the long-term trends in the industries we serve to drive profitable revenue growth. For more information on our executive officers, see Item 10, Directors, Executive Officers and Corporate Governance.

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

  •
  Growth Expansion in Faster-Growing Regions through Building Global Scale.  We are building our local presence in the faster-growing regions through sales representation, technical development centers, joint ventures and local manufacturing. We empower our regional teams to serve their growing customer base and will supplement these efforts through bolt-on acquisitions that fulfill our goals for our portfolio. We exploit our global scale by sharing service functions and technologies that no one region or business could replicate on its own while utilizing our regional presence to lower raw material costs.

  •
  Performance-Driven Culture.  We believe we have outstanding people who can deliver superior performance under strong, experienced leaders who instill a culture of accountability. We expect accountability on safety, environmental stewardship, compliance with laws, customer commitments and performance. We are focused on understanding the needs of our customers and meeting such needs by efficiently executing their orders and delivering technology-based solutions that meet their requirements to earn the position as their preferred supplier. We measure our performance against benchmarks and metrics using statistical analysis and drive operational excellence through continuous improvement.

  •
  Portfolio and Cost Management.  We will continue to actively manage our portfolio of global specialty chemical businesses to maximize their value. We are intent on creating a focused portfolio of global specialty chemical businesses with sustainable competitive advantages and growth that serve application markets where we have the technology, scale and customer intimacy required to be successful. The ability to leverage global demographic and technology trends combined with our in-depth knowledge and expertise provides us with the "right to play" in these chosen applications. We will continue to drive value-accreting growth fueled by our focus on innovation and the faster-growing regions. As we increase focus within our portfolio, we will continue to increase the differentiation of our products while pruning or exiting under-performing products and managing costs.

        Our portfolio today extends to the agrochemical market through our Chemtura AgroSolutions products. We have announced that we are currently exploring the sale of our Chemtura AgroSolutions business as we believe that a sale may deliver substantially greater near-term value to our shareholders than retaining this segment in our portfolio. Should this sale occur, we will further focus on the opportunity to be a "pure-play" in the global development, marketing, manufacture and sale of industrial specialty chemicals based on our Industrial Engineered Products and Industrial Performance Products segments. There is no definitive timetable for the sale process and there can be no assurance that the process will result in a sale of the Chemtura AgroSolutions business.

Our Business and Segments

        Information as to the sales, operating income, depreciation and amortization, assets, capital expenditures and earnings on investments carried on the equity method attributable to each of our business segments during each of our last three fiscal years, as well as certain geographic information, is set forth in Note 19—Business Segments in our Notes to Consolidated Financial Statements.

        The table below illustrates each segment's net sales for the year ended December 31, 2013 as well as each segment's major products, end-use markets and brands.

	Industrial Performance Products	Industrial Engineered Products	Chemtura AgroSolutions
2013 Net Sales	$979 million	$803 million	$449 million
Key Products	• Synthetic Lubricants and Greases	• Brominated Performance Products	• Seed Treatment
	• Synthetic Basestocks	• Flame Retardants	• Fungicides
	• Lubricant Additives	• Fumigants	• Miticides
	• Urethanes	• Organometallics	• Insecticides
• Growth Regulators
• Herbicides
Major End-Use Markets	• Adhesives	• Agriculture	• Agriculture
	• Automotive	• Biocides	• Public and Animal Health
	• Aviation	• Building and Construction
	• Building and Construction	• Coatings
	• Coatings	• Consumer Durables
	• Consumer Products	• Electronics
	• Energy	• Furniture
	• General Industrial	• Fine Chemical
	• Lubricants	• Oil and Gas Exploration
	• Marine	• Pharmaceuticals
	• Mining	• Polymerization Catalysts
	• Packaging	• Energy
	• Refrigeration	• Mercury Control
	• Sealants	• Oilfield
• Photovoltaic
• Solar Insulation
• Paint and Coatings Polymerization
• Transportation
Key Brands	Adiprene®	AXION®	Acramite®	Pantera™
	Anderol®	DayStar™	Anchor™	Panarex™
	Durad®	Emerald Innovation™	B-Nine®	ProCure®
	Duracast®	Firemaster®	Casoron®	Rancona® Royal
	Everest®	Fyrebloc®	Comite®	MH-30™
	Fomrez®	GeoBrom®	Dimilin®	Royaltac®
	Hatcol®	Kronitex® Meth-o-Gas®	Elastic®	Signal™
	Hybase®	Ongard®	Enhance®	Starmite™
	Lobase®	Pyrobloc®	Firestorm®	Temprano®
	Naugalube®	Reofos®	Floramite®	Terraguard®
	Reolube®	Smokebloc®	Flupro™	Terramaster®
	Royco®	Thermoguard®	Grain Guard®	Vitavax®
	Synton®	Timonox®	Micromite®	Viticure®
	Trixene®		Moolah™
	Vibrathane®		Off-Shoot T®
	Witcobond®		Omite®

Industrial Performance Products

        The Industrial Performance Products segment develops, manufactures and markets specialty performance chemicals, formulations and polymers. Industrial Performance Products include:

  •
  synthetic base-stocks and petroleum additives that enable engine and machine protection through friction reduction, thermal & oxidative stabilization, detergency, corrosion inhibition, and wear protection in transportation and industrial lubricating fluids and greases;

  •
  specialty synthetic finished lubricants and greases for aviation, marine, refrigeration, power generation, and general industrial applications;

  •
  thermoset and thermoplastic urethane polymers engineered to provide superior performance properties in a broad range of industrial and recreational applications; and

  •
  polyester polyols for cast polyurethane pre-polymers, flexible polyurethane foams and water-based polyurethane dispersions used in various types of coatings such as wood floor finishes, glass fiber coatings and textile treatments.

        These products are supplied to our customers globally through diverse sales channels including selected distribution channel partners.

        The Industrial Performance Products segment had net sales of $979 million for 2013, $891 million for 2012 and $939 million for 2011. This segment represented 44%, 41% and 43% of our total net sales in 2013, 2012 and 2011, respectively. The major product offerings of this segment are described below and in the table above.

  Petroleum Additives

        We are a global manufacturer and marketer of high-performance base-stocks, additive components, finished synthetic lubricants and specialty greases. Our position along multiple parts of the value chain provides us with unique insight into industry needs and requirements, enabling us to design and develop differentiated solutions for our "blue-chip" customer base.

        Our specialty synthetic lubricant base-stocks, including high-viscosity SYNTON® polyalphaolefins, REOLUBE® phosphate esters, and a broad portfolio of HATCOL® esters, are used in automotive, aviation, refrigeration, hydraulic systems, and various industrial applications. These synthetic base-stocks offer performance benefits versus non-synthetic base-stocks, especially when operating under extreme conditions of temperature or load. Benefits of our synthetic base-stocks include improved thermal stability, oxidative stability, and lower volatility, providing extended drain intervals and reduced oil consumption. Additionally, REOLUBE® phosphate esters provide fire-resistant capability that allows the safe operation of equipment under high-risk situations, such as in nuclear power plants.

        Our specialty additive components, such as NAUGALUBE® alkylated diphenylamine antioxidants, play a critical role in meeting rising regulatory mandated automotive standards for engine performance and emissions as well as consumer demand for improved fuel economy and longer service intervals. Our oil-soluble HYBASE® and LOBASE® calcium sulfonate surfactants enable lubricants to keep car, truck, and ship engines clean with minimal wear by providing detergency and corrosion protection properties. Additionally, we market a specially-developed overbased magnesium sulfonate detergent to prevent corrosion in turbines which burn heavy fuels for electrical power generation.

        Our ANDEROL® and ROYCO® branded specialty and synthetic finished lubricants come with extensive original equipment manufacturer approvals for the aerospace & defense and industrial markets. Additionally, ROYCO® lubricants are approved under the specifications of US military agencies and approving bodies including the US Department of Defense and the Society of Automotive Engineers ("SAE"). We manufacture and sell calcium sulfonate specialty greases and phosphate ester-based fluids for extreme temperature applications, thereby increasing machine durability under harsh conditions. In addition to our branded lubricants, we also manufacture private label finished lubricants for key customers.

  Urethanes

        We are a leading global supplier of a broad range of low-free monomer and high-performance conventional cast urethane pre-polymers, thermoplastic polyurethanes, custom curatives, and urethane chemicals serving a variety of industries. We serve our customers in each region with a dedicated technical team, which, together with our product and formulation development capabilities, allow us to differentiate ourselves in these markets by tailoring our products to the specialized needs of each customer application.

        Cast polyurethane products produced from our ADIPRENE®, VIBRATHANE®, DURACAST®, and TRIXENE® urethane pre-polymers offer high durability, abrasion resistance, cut resistance, high temperature resistance and chemical resistance for performance-oriented applications. These characteristics allow us to market our urethane pre-polymers for customer applications where such performance qualities are critical, such as oil field pipeline cleaning pigs, industrial printing rolls, mining machinery, semiconductor polishing pads, solid industrial tires and wheels, sporting goods, and roller coaster wheels.

        Our ULTRALAST® thermoplastic polyurethane ("TPU") polymers can be used in a variety of high performance applications in the oil & gas, mining, construction, and sports equipment industries. ULTRALAST® TPU offers not only superior dynamic properties and longer component life in harsh environments, but also part processing advantages for our customers.

        Our urethane chemicals business consists primarily of two product lines. FOMREZ® polyester polyols serve as raw materials for our pre-polymer line of products and are also utilized in industrial applications such as flexible foam for seating.

WITCOBOND® polyurethane dispersions serve a more diverse customer base and are primarily utilized for glass fiber sizing, wood floor coatings, and ballistics protection applications.

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

        The Industrial Engineered Products segment had net sales of $803 million for 2013, $896 million for 2012 and $869 million for 2011. This segment represented 36%, 41% and 40% of our total net sales in 2013, 2012 and 2011, respectively. The major product offerings of this segment are described below and in the table above.

  Great Lakes Solutions

        Great Lakes Solutions is a global and innovative leader in bromine, bromine intermediates and flame retardant products and solutions. We deliver sustainable value to our customers and shareholders through industry diversification, standard setting greener innovation, fire safety advocacy and business excellence. Our flame retardant products are used in applications such as electronic components, electrical enclosures and building products, including insulation and furniture foam, and automotive, while bromine, bromine intermediates are used in the manufacturing of a wide variety of industrial and consumer products, and in energy producing industries.

        Fire kills thousands of people each year throughout the world, but many are spared because fires are slowed or never start due to the use of flame retardants. Great Lakes Solutions is a leading global producer of safe and cost-efficient flame retardants, which reduce or eliminate the flammability of a wide variety of combustible materials. Our additives help stop fire before it starts by resisting ignition and slowing the rate of combustion and are used in a wide variety of applications, including flexible and rigid foams, fabrics and furniture, auto interiors and under the hood, circuit boards and electrical connectors, computer cabinetry and wiring in building and construction. We work tirelessly to advocate for increased fire safety standards in new and developing economies and, for more than 40 years, we have helped our customers by providing the broadest portfolio of flame retardant products and solutions. We offer a variety of new products that offer exceptional performance along with greener characteristics leading to enhanced long-term sustainability. Our leading products include the Emerald Innovation™ Series, Firemaster® bromine-based flame retardants; Kronitex®, Reofos® phosphorus-based flame retardants; Fyrebloc® flame retardants; Fireshield® LSFR, Ongard®, Oncor®, Pyrobloc®, Smokebloc®, Thermoguard® / Timonox® / Trutint® antimony-based flame retardants/synergists; PetCat® antimony-based catalysts.

        Great Lakes Solutions is one of the world's leading manufacturers of bromine and bromine intermediates which are utilized in many other industries including agrochemicals, pharmaceuticals, fine chemicals, butyl rubber, polymers and biocides. Bromine and bromine based intermediates serve as building blocks for developing and engineering highly complex organic molecules that meet specific performance, environmental and quality requirements. Our expertise in bromine and bromine based chemicals, both in the lab and in full scale production, is built on a foundation of over 60 years of innovation and continuous improvement. Our state of the art, dedicated technology center is staffed by a growing team of highly experienced scientists skilled in a wide array of synthetic methods and chemical manufacturing processes. We also operate multi-purpose, flexible pilot facilities that enable us to readily scale up new products and processes from grams to tonnes before the commitment to full scale production. While primarily focused on providing the highest quality and most reliable bromine and brominated intermediate products, our technology team also provides custom synthesis and process development services to customers seeking a development partner. With access to the world's two main sources of bromine and significant ongoing investment in our bromine ISO tank fleet and maintenance capacity, Great Lakes Solutions is a leading global supplier.

        Great Lakes Solutions' high quality, solids-free clear brine fluids are an important part of oil exploration and development which are used in the preparation of well equipment for production including insertion of liners, screens, packers, and other equipment. Bromide fluids are unique in that they are high density fluids that are suitable for deepwater production and also for high temperature and high pressure oil and gas formations. They allow for well pressure control and help to protect the formation so that oil and gas production is both efficient and economical. Our specialty brine fluids are available in a wide range of densities to meet the unique pressure characteristics of each well and meet the stringent requirements of the oil and gas industry. Bromide fluids are also used for deepwater fracturing operations in order to provide the necessary pressure in the well to successfully fracture the geological formation area that supplies oil and gas to the wellbore so that higher volumes flow to the production piping.

        Rounding out our portfolio, our GeoBrom® line of bromine and bromine derivative products is another example of greener innovation where we deploy our technology expertise to provide a solution to controlling mercury emissions from coal-fired power stations. Great Lakes Solutions has a strong position in the United States for bromine production based on access to quality brine resources in areas of South Arkansas which can be economically developed to manufacture high quality bromine for sale to customers or for use to manufacture products like GeoBrom® mercury control solutions.

        Great Lakes Solutions is truly a global business with expanding footprint and services. Through our strategic geographic and operational initiatives, we have significantly expanded our ISO fleet capabilities. We are backwardly integrated to brine, a primary source of bromine and during 2009 to 2013 we invested approximately $180 million in infrastructure to redeploy our assets to produce new greener innovative brominated flame retardants and increase the efficiency and reliability of our plants and pipelines. Great Lakes Solutions is well-positioned to support not only growth of our traditional industry segments but also to provide security of supply with expansion capability to our mercury control customers. Operational excellence initiatives are being designed to bring an improved, cost-competitive and service-oriented footprint to our customers globally.

  Organometallics

        Organometallics are a special group of metals containing organic chemicals which play a significant role in a variety of industrial applications. Organometallics are essential catalyst components used to initiate the polymerization reactions that transform monomers into polymers and cure certain paints. They are also used as precursors in glass coatings, chemical vapor deposition agents in the production of semiconductors, LEDs and photovoltaic panels, as well as reagents used in the production of pharmaceutical intermediates.

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

        The Chemtura AgroSolutions segment had net sales of $449 million for 2013, $409 million for 2012 and $376 million for 2011. This segment represented 20%, 19% and 17% of our total net sales in 2013, 2012 and 2011, respectively.

Discontinued Operations

  Consumer Products Sale

        In October 2013, we entered into a stock purchase agreement to sell our investment in the dedicated legal entities that constituted our Consumer Products business, including dedicated manufacturing plants in the U.S. and South Africa, to KIK for $315 million in cash at closing. On December 31, 2013, we entered into an amendment to the stock purchase agreement which, among other matters reduced the purchase price by $15 million to reflect the resolution of certain pre-closing matters, and completed the sale of the Consumer Products business for an adjusted purchase price of $300 million. The purchase price was subject to customary post-closing adjustments, primarily for working capital and assumed pension liabilities. The impact of these adjustments was estimated in the cash paid at closing and a final reconciliation will occur in the first half of 2014.

        The Consumer Products business developed, manufactured and sold performance chemicals to consumers for in-home and outdoor use. These chemicals included recreational water treatment products sold under a variety of branded labels through local dealers and large retailers to assist consumers in the maintenance and enhancement of their swimming pools and spas and branded cleaners and degreasers sold primarily through mass merchants and large retailers to consumers for home cleaning.

        Following the closing, we will produce a limited amount of products for the buyer under product supply agreements at our Adrian, MI facility. We will no longer produce or sell to third parties. The supply agreement contains an option for KIK to purchase the Adrian facility, which expires six-months from the date of closing.

        The underlying assets and liabilities of our investment in the legal entities we sold have been presented as assets and liabilities of discontinued operations for the comparative periods and earnings and direct cost associated with Consumer Products business have been presented as earnings (loss) from discontinued operations, net of tax in our Consolidated Statements of Operations for the current and comparative periods in Item 8—Financial Statements and Supplementary Data.

        The Consumer Products business had net sales of $408 million for 2013, $433 million for 2012 and $422 million for 2011.

  Antioxidant Sale

        In April 2013, we completed the sale of our Antioxidant business to SK Blue Holdings, Ltd, ("SK") and Addivant USA Holdings Corp. ("Addivant") for consideration of $97 million, $9 million in preferred stock issued by Addivant, a seller note in the amount of $1 million issued by an affiliate of Addivant and the assumption by SK and Addivant of pension, environmental and other liabilities totaling approximately $91 million.

        At closing, the cash consideration was subject to the retention of certain assets, the finalization of pension assets and liabilities and the change in certain working capital components through the closing date. The impact of these adjustments was estimated in the cash paid at closing. During the third quarter of 2013, the net pension liability transferred to Addivant was finalized and the seller note was extinguished by these adjustments. Additionally, we paid $2 million in cash consideration as part of the adjustment. The final working capital adjustment remains to be agreed between the parties.

        Following the closing, we produced and will continue to produce various products for Addivant under plant sharing and product supply agreements. We will no longer produce any sales to third parties.

        As a result of entering into this transaction, the assets and liabilities included in the Antioxidant Sale have been presented as assets and liabilities of discontinued operations for the comparative periods and earnings and direct costs associated with the

Antioxidant business have been presented as earnings (loss) from discontinued operations, net of tax in our financial statements for the current and comparative periods in Item 8—Financial Statements and Supplementary Data.

        The Antioxidant business had net sales of $123 million for 2013, $387 million for 2012 and $419 million for 2011.

Sources of Raw Materials

        Hydrocarbon-based and inorganic chemicals constitute the majority of the raw materials required to manufacture our products. These materials are generally available from a number of sources. We use significant amounts of chemicals derived from ethylene, propylene, benzene, iso-butane, palm and coconut oil, methanol, phosphorus and urea. In addition, chlorine, caustic, other petrochemicals and tin represent some key materials used in our chemical manufacturing processes. Major requirements for key raw materials are purchased typically pursuant to multi-year contracts. Large increases in the cost of such key raw materials, as well as natural gas, which powers some of our key production facilities, could adversely affect our operating margins if we are not able to pass the higher costs on to our customers through higher selling prices. While temporary shortages of raw materials we use may occur occasionally, key raw materials have generally been available. However, there can be no assurance that unforeseen developments (including markets, political and regulatory conditions) will not affect our raw material supplies, their continuing availability and their cost. For additional information related to these risks, see Item 1A.—Risk Factors.

Seasonal Business

        No material portion of our Industrial Performance Products or Industrial Engineered Products business is significantly seasonal. Our Chemtura AgroSolutions segment is seasonal in nature and corresponds to agricultural cycles within each respective region.

Employees

        We had approximately 3,300 full time employees at December 31, 2013.

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

Research and Development

        All of our businesses conduct research and development activities to increase competitiveness. Our businesses conduct research and development activities to develop new and to optimize existing production technologies, as well as to develop commercially viable new products and applications while also maintaining existing product registrations required by regulatory agencies and customers around the world. Our research and development expenditures totaled $40 million in 2013, $41 million in 2012 and $36 million in 2011.

Intellectual Property and Licenses

        We attach great importance to patents and trademarks in order to protect our investment in research and development, manufacturing and marketing. Our policy is to seek wide protection for significant products and process developments on our major applications. We also seek to register trademarks extensively as a means of protecting the brand names of our products.

        We have approximately 1,300 United States and foreign granted patents and pending patent applications and approximately 2,400 United States and foreign registered and pending trademarks. Patents, trademarks, trade secrets in the nature of know-how, formulations, and manufacturing techniques assist us in maintaining the competitive position of certain of our products. Our intellectual property is of particular importance to a number of specialty chemicals we manufacture and sell. However, we do business in countries where protection may be limited and difficult to enforce. We are licensed to use certain patents and technology owned by other companies, including some foreign companies, to manufacture products complementary to our own products, for which we pay royalties in amounts not considered material, in the aggregate, to our consolidated results. Products to which we have such rights include certain crop protection chemicals.

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

        On November 3, 2010, the Bankruptcy Court entered an order confirming the Debtors' plan of reorganization (the "Plan"). On November 10, 2010 (the "Effective Date"), the Debtors substantially consummated their reorganization through a series of transactions contemplated by the Plan and the Plan became effective. As of December 31, 2013, the Bankruptcy Court has entered orders granting final decree closing all of the Debtors' Chapter 11 cases except the Chapter 11 case of Chemtura Corporation.

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

We incurred $6 million of costs for capital projects and $61 million for operating and maintenance costs related to environmental health and safety programs at our facilities during 2013. In 2014, we expect to incur approximately $6 million of costs for capital projects and $58 million for operating and maintenance costs related to environmental health and safety programs at our facilities. During 2013, we paid $15 million to remediate previously utilized waste disposal sites and current and past facilities. We expect to spend approximately $21 million during 2014 to remediate such waste disposal sites and current and former facilities.

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

        Chemical Regulation—In December 2006, the EU signed the Registration, Evaluation and Authorization of Chemicals ("REACh") legislation. This legislation requires chemical manufacturers and importers in the EU to demonstrate the safety of the chemical substances contained in products. The effective date of the legislation was June 1, 2007 and it required all covered substances to be pre-registered by November 30, 2008. Since December 1, 2008, no product containing covered substances can be manufactured in or imported into the EU unless the substances therein have been pre-registered. The full registration of REACh will be phased in over the next several years. We have registered and continue to register substances as necessary in accordance with applicable registration deadlines. Chemtura completed 231 REACH registrations for 195 substances as of December 31, 2013 and is committed to further registration obligations for the May 2018 deadline. In 2013, we spent $2 million on the 2013 REACH registration deadline while spending $4 million in 2012 in preparation of this deadline. We anticipate REACh related costs of approximately $6 million in 2014, 2015 and 2016. The cost estimates could vary based on data availability and cost. The implementation of the REACh registration process may affect our ability to manufacture and sell certain products in the future.

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

        In December 2006, the European Union signed the REACh legislation. This legislation requires chemical manufacturers and importers in the European Union to demonstrate the safety of the chemical substances contained in their products via a substance registration process. The full REACh registration process is being phased in over the next several years. The registration process requires capital and resource commitments to compile and file comprehensive chemical dossiers regarding the use and attributes of each chemical substance manufactured or imported by Chemtura and requires us to perform chemical safety assessments. Successful registration under REACh is a functional prerequisite to the continued sale of our products in the European Union market. Thus, REACh presents a risk to the continued sale of our products in the European Union should we be unable or unwilling to complete the registration process or if the European Union seeks to ban or materially restrict the production or importation of the chemical substances used in our products.

Adverse weather or economic conditions could materially affect our results of operations.

        Sales volumes for the products in our Chemtura AgroSolutions segment, like all agricultural products, are subject to the sector's dependency on weather, disease and pest infestation conditions. Adverse weather conditions in a particular region could have a material adverse effect on our Chemtura AgroSolutions segment. Additionally, our Chemtura AgroSolutions segment products are typically sold pursuant to contracts with extended payment terms in Latin America and Europe. Customary extended payment periods, which are tied to particular crop growing cycles, render our Chemtura AgroSolutions segment susceptible to losses from receivables during economic downturns, reduced commodity prices or weather conditions that cause harvests to fail and may adversely affect our results of operations and cash flows.

Demand for Chemtura AgroSolutions products is affected by governmental policies.

        Demand for our Chemtura AgroSolutions segment products is influenced by the agricultural policies of governments and regulatory authorities where we conduct business. Moreover, changes in governmental policies or product registration requirements could have an adverse impact on our ability to market and sell our products.

        In all regions of the world there are directives, laws and/or regulations that require the testing and registration of all agrochemical products before they can be sold for application to crops. Each country appoints agencies responsible for the administration of these approval processes. Under these laws or when such laws and regulations are periodically changed the products that have been previously registered may be required to undergo a process of re-registration. The re-registration process frequently demands tests to be repeated to more modern and exacting standards or may even require completely new types of tests to be completed. These tests and processes for both new and existing agrochemical products can take significant time to complete and resources to perform, and may ultimately be unsuccessful in their objective of securing a registration of new products or re-registration of existing products. There is no assurance when an existing product requires re-registration that it will be approved for continuing use or all of its previously approved uses can be sustained. Globally, about half of active ingredients in our products are currently or will soon be subject to such re-registration processes which may result in products having their approval for sale withdrawn in some countries.

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

        Recently, there has been increased scrutiny by regulatory authorities, legislative bodies, environmental interest groups and the media in the United States and other countries of certain brominated flame retardants. In a related development, the State of

California announced revisions to the required tests to assess the flame retardancy of filling materials used in upholstered furniture that became effective on January 1, 2014. In view of the size of the California market and the historical influence of California regulatory initiatives on regulators and consumers elsewhere in the United States, the impact of this revised California standard could potentially reach beyond the state. The threat of additional regulation or concern about the impact of brominated flame retardants on human health or the environment may result in a decline in our net sales of certain brominated flame retardants and adversely affect our results of operations and cash flows.

Federal regulations aimed at increasing security at certain chemical production plants and similar legislation that may be proposed in the future could require us to enhance plant security and to alter or discontinue our production of certain chemical products, thereby increasing our operating costs and causing an adverse effect on our results of operations.

        Regulations are being implemented by the U.S. Department of Homeland Security ("DHS") aimed at decreasing the risk, and effects, of potential terrorist attacks on chemical plants located within the United States. Pursuant to these regulations, these goals would be accomplished in part through the requirement that certain high-priority facilities develop a prevention, preparedness, and response plan after conducting a vulnerability assessment. In addition, companies may be required to evaluate the possibility of using less dangerous chemicals and technologies as part of their vulnerability assessments and prevention plans and implementing feasible safer technologies in order to minimize potential damage to their facilities from a terrorist attack. We have registered certain of our sites with DHS in accordance with these regulations, have conducted vulnerability assessments at applicable sites and are awaiting DHS review and approval of security plans. Until that is done we cannot determine with certainty the costs associated with any security measures that DHS may require. These regulations may be revised further and additional legislation may be proposed in the future on this topic. It is possible that such future legislation could contain terms that are more restrictive than what has recently been passed and which would be more costly to us. We cannot predict the final form of currently pending legislation or other related legislation that may be passed and we can provide no assurance that such legislation will not have an adverse effect on our results of operations in a future reporting period. In addition, we may incur liabilities for subsequent damages in the event that we fail to comply with these regulations.

We operate on an international scale and are exposed to risks in the countries in which we have significant operations or interests. Changes in foreign laws and regulatory requirements, export controls or international tax treaties could adversely affect our results of operations and cash flows.

        We are dependent, in large part, on the economies of the countries in which we manufacture and market our products. Of our 2013 net sales, 44% were to customers in the United States and Canada, 28% to Europe and Africa, 19% to the Asia/Pacific region and 9% to Latin America. As of December 31, 2013, our net property, plant and equipment were located in various regions including 55% in the United States and Canada, 30% in Europe and Africa, 13% in the Asia/Pacific region and 2% in Latin America.

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

Restrictive covenants in our credit facilities may limit our ability to engage in certain transactions.

        Our credit facilities contain various covenants that limit our ability to engage in specified types of transactions. The covenants limit our ability to, among other things, incur additional indebtedness or repay certain indebtedness, create liens, pay dividends on or make other distributions on or repurchase capital stock or make other restricted payments, make investments, and enter into acquisitions, dispositions and joint ventures. Such restrictions in our credit facilities could result in us having to obtain the consent of our lenders in order to take certain actions. We may be unable to obtain such consents from our lenders, or obtaining such consents may be difficult or costly for us. Our ability to expand our business or to address declines in our business may be limited if we are unable to obtain (or hindered from obtaining) such consents.

        A breach of any of these covenants could result in a default under our credit facilities and other debt obligations. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under our credit facilities immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure our indebtedness. Our subsidiaries have pledged a significant portion of their assets as collateral under our credit facilities. If the lenders under credit facilities accelerate the repayment of borrowings, we may not have sufficient assets to repay amounts borrowed under the credit facilities which could have a material adverse effect on our cash flow and on the value of our stock.

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

We may experience unexpected difficulties and incur unexpected costs in the construction of new facilities which may increase our costs, delay the start of production or disrupt our ability to supply our customers.

        The construction of new manufacturing facilities entails a number of risks, including the ability to begin production within the cost and timeframe estimated and to attract a sufficient number of skilled workers to meet the needs of the new facility. Additionally, our assessment of the projected benefits associated with the construction of new manufacturing facilities is subject to a number of estimates and assumptions, which in turn are subject to significant economic, competitive and other uncertainties that are beyond our control. If we experience delays or increased costs, our estimates and assumptions are incorrect, or other unforeseen events occur, our business, ability to supply customers, financial condition and results of operations could be adversely impacted.

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

        We have underfunded obligations under our U.S. tax-qualified defined benefit pension plans totaling approximately $28 million on a projected benefit obligation basis as of December 31, 2013. Declines in the value of the plan investments, the discount rate used to measure liabilities, increases in life expectancy of beneficiaries or unfavorable changes in law or regulations that govern pension plan funding could materially change the timing and amount of required funding. Additionally, we sponsor other foreign and non-qualified U.S. pension plans under which there are substantial unfunded liabilities totaling approximately $111 million on a projected benefit obligation basis as of December 31, 2013. Foreign regulatory authorities may seek to have Chemtura and/or certain of our non-sponsoring subsidiaries take responsibility for some portion of these obligations. Mandatory funding contributions with respect to these obligations and potential unfunded benefit liability claims could have a material adverse effect on our financial condition, results of operations or future cash flows. In addition, our actual costs with respect to our post-retirement welfare benefit plans could exceed our current actuarial projections.

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

        Greenhouse gas emissions have increasingly become the subject of a large amount of international, national, regional, state and local attention. Cap and trade initiatives to limit greenhouse gas emissions have been introduced in the European Union. The Environmental Protection Agency (the "EPA") has promulgated rules limiting greenhouse gas emissions and regulation of greenhouse gas also could occur pursuant to future U.S. treaty obligations, statutory or regulatory changes under the Clean Air Act, new climate change legislation or pursuant to Executive Order.

        While not all are likely to become law, this is a strong indication that additional climate change related mandates will be forthcoming, and it is expected that they may adversely impact our costs by increasing energy costs and raw material prices and establishing costly emissions trading schemes and requiring modification of equipment to limit greenhouse gas emissions.

        A step toward potential federal restriction on greenhouse gas emissions was taken on December 7, 2009 when the EPA issued its Endangerment Finding in response to a decision of the Supreme Court of the United States. The EPA found that the emission of six greenhouse gases, including carbon dioxide (which is emitted from the combustion of fossil fuels), may reasonably be anticipated to endanger public health and welfare. Based on this finding, the EPA defined the mix of these six greenhouse gases to be "air pollution" subject to regulation under the Clean Air Act. Although the EPA has stated a preference that greenhouse gas regulation be based on new federal legislation rather than the existing Clean Air Act, absent legislative action, the EPA has begun to regulate many sources of greenhouse gas emissions.

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

        Our certificate of incorporation authorizes the issuance of 500 million shares of common stock, of which 100.5 million shares were issued and 96.5 million shares outstanding as of December 31, 2013. Our board of directors (the "Board") has the authority to issue additional shares of common stock up to the authorized capital stated in the certificate of incorporation. Our Board may choose to issue some or all of such shares of common stock to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares of common stock will result in a reduction of the book value or market price of the outstanding shares of our common stock. Additionally, we have an incentive plan that allows for the issuance of up to 11 million shares (currently 4.9 million shares remain available for future grants).

Item 1B:    Unresolved Staff Comments

        None.

Item 2:    Properties

        The following table sets forth information regarding our principal operating properties and other significant properties as of December 31, 2013. All of the following properties are owned except where otherwise indicated and reflect our properties from continuing operations, which exclude properties associated with the sale of our Antioxidant and Consumer Products businesses. In general, our operating properties are well maintained, suitably equipped and in good operating condition.

Location	Facility	Reporting Segment
UNITED STATES
Arkansas
El Dorado	Plant	Industrial Engineered Products
California
McFarland	Repackaging Warehouse	Industrial Engineered Products
Connecticut
Middlebury*	Executive Offices	Shared Service Center, Business and Corporate Office
Naugatuck	Research Center	Industrial Performance Products
Georgia
Lawrenceville*	Office, Research Center	Chemtura AgroSolutions
Illinois
Mapleton	Plant	Industrial Engineered Products
Pekin*	Plant	Chemtura AgroSolutions
Indiana
West Lafayette	Office, Research Center	Industrial Engineered Products
Michigan
Adrian(1)	Plant	Industrial Engineered Products
New Jersey
East Hanover	Plant	Industrial Performance Products
Fords	Plant	Industrial Performance Products
Perth Amboy	Plant	Industrial Performance Products
North Carolina
Gastonia	Plant	Industrial Performance Products, Chemtura AgroSolutions
Pennsylvania
Philadelphia*	Executive Offices	Corporate Offices

Location	Facility	Reporting Segment
INTERNATIONAL
Australia
Adelaide	Office	Industrial Performance Products, Chemtura AgroSolutions
Sydney	Office	Industrial Performance Products, Chemtura AgroSolutions
Brazil
Rio Claro	Plant	Industrial Engineered Products, Industrial Performance Products, Chemtura AgroSolutions, Corporate
Sao Paulo*	Office	Shared Service Center, Business and Corporate Office
Canada
Elmira	Plant	Industrial Performance Products, Chemtura AgroSolutions
Guelph	Research Center	Chemtura AgroSolutions
West Hill	Plant	Industrial Performance Products
Germany
Bergkamen*	Plant, Research Center	Industrial Engineered Products
India
Gajraula	Plant	Chemtura AgroSolutions
New Delhi*	Office	Industrial Engineered Products, Industrial Performance Products, Chemtura AgroSolutions
Italy
Latina	Plant	Industrial Performance Products, Chemtura AgroSolutions
Milan(2)	Office	Industrial Performance Products
Mexico
Altamira	Plant	Industrial Engineered Products, Industrial Performance Products
Cuautitlan(3)	Office, Warehouse	Industrial Engineered Products, Industrial Performance Products, Chemtura AgroSolutions
Reynosa	Plant	Industrial Engineered Products
The Netherlands
Amsterdam	Plant	Chemtura AgroSolutions, Industrial Performance Products
Republic of China
Nantong	Plant	Industrial Performance Products
Nanjing	Plant, Research Center	Industrial Performance Products
Shanghai*	Office	Shared Service Center, Business and Corporate Office
South Africa
Boksburg*	Office	Chemtura AgroSolutions
Kylami*	Office	Industrial Performance Products

Location	Facility	Reporting Segment
South Korea
Hyeongok(4)	Plant	Industrial Engineered Products
Switzerland
Frauenfeld*	Office	Business and Corporate Office
Taiwan
Kaohsiung	Plant	Industrial Engineered Products, Industrial Performance Products
United Kingdom
Accrington	Plant	Industrial Performance Products
Droitwich(3)	Plant	Industrial Performance Products
Evesham	Research Center	Chemtura AgroSolutions
Langley*	Office	Chemtura AgroSolutions, Corporate
Trafford Park	Plant, Office	Business, Shared Service Center, Corporate

*
Leased property.

(1)
Facility will be utilized for supply agreements resulting from the sale of our Industrial Water and Consumer Products businesses. In addition, under a supply agreement, KIK has an option to purchase the location within six months after the closing.

(2)
Facility leased by Anderol Italia S.r.l, which is 51% owned by us.

(3)
Chemtura announced in 2013 a plan to close this plant.

(4)
Facility acquired with our purchase of the remaining 50% of DayStar Materials, LLC during 2013.

        Included in the sale of our investment in the Consumer Products legal entities were properties located in Conyers, Georgia; Lake Charles, Louisiana; Westlake, Louisiana; and Atlantis, South Africa. Included in the Antioxidant sale were plant facilities located at Morgantown, West Virginia; Bay Minette, Alabama; Waldkraiburg, Germany; and Catenoy, France.

Item 3:    Legal Proceedings

        Information regarding our legal proceedings can be found in Note 18—Legal Proceedings and Contingencies in our Notes to Consolidated Financial Statements and is incorporated by reference herein.

Item 4:    Mine Safety Disclosure

        Not applicable.

PART II

Item 5:    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        On November 10, 2010, pursuant to our Plan of Reorganization, our previously outstanding common stock (including treasury stock) was cancelled and we authorized and began the issuance of 100 million shares of our common stock, par value $0.01 per share. As of December 31, 2013, 100.5 million were issued and 96.5 million shares were outstanding. Our common stock was approved for listing on the New York Stock Exchange (the "NYSE") on November 8, 2010 and started trading on the exchange under the ticker symbol "CHMT" on November 11, 2010.

        We have no current plans to pay any cash dividends on our common stock and instead may retain earnings, if any, for future operation, expansion and debt repayment. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board may deem relevant. In addition, our debt agreements contain covenants restricting the payment of dividends by us and by each of our subsidiaries that are party to such facilities, which is subject to a number of specific exceptions.

        The following table summarizes the range of market prices for our common stock as reported by the NYSE, by quarter during the past two years:

	2013
	First	Second	Third	Fourth
Market price per common share:
High	$24.51	$24.48	$24.50	$28.17
Low	$19.05	$19.23	$20.26	$22.33

	2012
	First	Second	Third	Fourth
High	$17.79	$17.91	$18.44	$21.69
Low	$11.36	$13.17	$12.55	$14.85

        The number of holders of record of our common stock on December 31, 2013 was approximately 4,900. See Item 1A—Risk Factors for a discussion of risks related to our common stock.

Issuer Purchases of Equity Securities During the Fourth Quarter of 2013

        On May 9, 2013, the Board authorized an increase in our share repurchase program from $100 million to up to $141 million and extended the program to March 31, 2014. On November 12, 2013, the Board authorized a further increase in the share repurchase program by $50 million (up to $191 million in the aggregate when combined with the May 9, 2013 authorization). The Board also authorized an additional $100 million under the share repurchase program upon the closing of the previously announced sale of the Consumer Products business (up to $291 million in the aggregate when combined with the May 9, 2013 and November 12, 2013 authorizations). The Board also extended the authorizations under the share repurchase program through and including November 9, 2014. The shares are expected to be repurchased from time to time through open market purchases. The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board's discretion. The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). During the quarter ended December 31, 2013, we purchased 0.2 million shares for $4 million. As of December 31, 2013, we had purchased 5.8 million shares for $95 million since inception of our share repurchase program.

        The following table provides information about our repurchases of equity securities during the quarter ended December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions)		(in millions)	(in millions)
October 1, 2013 - October 31, 2013	—	$—	—	$50
November 1, 2013 - November 30, 2013	0.2	$23.43	0.2	$96	(a)
December 1, 2013 - December 31, 2013	—	$—	—	$196	(b)

Total	0.2		0.2

(a)
On November 12, 2013, the Board authorized a further increase in the share repurchase program by $50 million (up to $191 million in the aggregate when combined with the May 9, 2013 authorization).

(b)
The Board authorized an additional $100 million under the share repurchase program upon the closing of the previously announced sale of the Consumer Products business (up to $291 million in the aggregate when combined with the May 9, 2013 and November 12, 2013 authorizations).

PERFORMANCE GRAPH

        The following graph compares the cumulative total return on our common stock for the period November 11, 2010 through December 31, 2013 with the returns of the Standard & Poor's 500 Stock Index and the S&P 500 Specialty Chemicals Index, assuming an investment of $100 on November 11, 2010 and the reinvestment of all dividends. Since our old common stock was canceled when we emerged from Chapter 11 and our new common stock began trading on the NYSE on November 11, 2010, stock performance prior to November 11, 2010 does not provide meaningful comparison and has not been provided.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG CHEMTURA CORPORATION,
S&P 500 AND S&P 500 SPECIALTY CHEMICALS

	11/11/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013
CHEMTURA CORPORATION	$100.0	$103.8	$73.6	$138.1	$181.3
S&P500	$100.0	$103.9	$106.1	$122.7	$161.4
S&P 500 SPECIALTY CHEMICALS	$100.0	$105.0	$103.7	$127.9	$167.4

Item 6:    Selected Financial Data

        The following reflects our selected financial data for each of our last five fiscal years and has been reclassified to reflect the effects of the Consumer Products business as a discontinued operation. The information below should be read in conjunction with Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8—Financial Statements and Supplementary Data of this Annual Report. The financial information presented may not be indicative of future performance.

(In millions of dollars, except per share data)	2013	2012	2011	2010	2009
Summary of Operations
Net sales	$2,231	$2,196	$2,184	$1,914	$1,536
Gross profit	510	581	558	460	386
Selling, general and administrative	229	245	269	249	219
Depreciation and amortization	101	100	103	136	121
Research and development	40	41	36	36	29
Facility closures, severance and related costs	42	11	3	1	3
Antitrust costs	—	—	—	—	10
Gain on sale of business(a)	—	—	(27)	(2)	—
Impairment charges(b)	—	—	4	57	2
Changes in estimates related to expected allowable claims(c)	—	1	3	35	73
Equity loss (income)	—	4	1	(2)	2

Operating income (loss)	98	179	166	(50)	(73)
Interest expense(d)	(60)	(64)	(63)	(191)	(70)
Loss on early extinguishment of debt	(50)	(1)	—	(88)	—
Other income (expense), net	9	20	1	(7)	(10)
Reorganization items, net(e)	(1)	(5)	(19)	(303)	(97)

(Loss) earnings from continuing operations before income taxes	(4)	129	85	(639)	(250)
Income tax expense	(18)	(26)	(17)	(15)	(14)

(Loss) earnings from continuing operations	(22)	103	68	(654)	(264)
Earnings (loss) from discontinued operations, net of tax	25	(3)	52	81	(25)
Loss on sale of discontinued operations, net of tax	(180)	—	—	(12)	(3)

Net (loss) earnings	(177)	100	120	(585)	(292)
Less: net loss (earnings) attributable to non-controlling interests	—	1	(1)	(1)	(1)

Net (loss) earnings attributable to Chemtura	$(177)	$101	$119	$(586)	$(293)

Amounts attributable to Chemtura common stockholders:
(Loss) earnings from continuing operations, net of tax	$(22)	$103	$68	$(654)	$(264)
Earnings (loss) from discontinued operations, net of tax	25	(2)	51	80	(26)
Loss on sale of discontinued operations, net of tax	(180)	—	—	(12)	(3)

Net (loss) earnings attributable to Chemtura	$(177)	$101	$119	$(586)	$(293)

Basic Per Share information—attributable to Chemtura
(Loss) earnings from continuing operations, net of tax	$(0.23)	$1.04	$0.68	$(2.94)	$(1.08)
Earnings (loss) from discontinued operations, net of tax	0.26	(0.02)	0.51	0.36	(0.11)
Loss on sale of discontinued operations, net of tax	(1.84)	—	—	(0.05)	(0.01)

Net (loss) earnings attributable to Chemtura	$(1.81)	$1.02	$1.19	$(2.63)	$(1.20)

Diluted Per Share information—attributable to Chemtura
(Loss) earnings from continuing operations, net of tax	$(0.23)	$1.04	$0.68	$(2.94)	$(1.08)
Earnings (loss) from discontinued operations, net of tax	0.26	(0.02)	0.51	0.36	(0.11)
Loss on sale of discontinued operations, net of tax	(1.84)	—	—	(0.05)	(0.01)

Net (loss) earnings attributable to Chemtura	$(1.81)	$1.02	$1.19	$(2.63)	$(1.20)

(In millions, except per share data)	2013	2012	2011	2010	2009
Other Per Share Data
Book value	$10.35	$10.90	$10.86	$10.16	$0.71
Common stock trading range: High(f)	$28.17	$21.69	$19.37	$16.10	$1.55
Low(f)	$19.05	$11.36	$8.49	$0.28	$0.02
Average shares outstanding—Basic(f)	97.7	98.2	100.1	223.0	242.9
Average shares outstanding—Diluted(f)	97.7	98.8	100.3	223.0	242.9
Financial Position
Working capital(g)	$1,001	$1,101	$931	$932	$881
Current ratio(g)	3.1	3.2	3.4	2.9	2.5
Total assets	$2,704	$3,030	$2,855	$2,913	$3,118
Total debt, including short-term borrowings(g)	$898	$876	$752	$751	$255
Stockholders' equity	$999	$1,068	$1,046	$971	$172
Total capital employed(g)	$1,897	$1,944	$1,798	$1,722	$427
Debt to total capital %(g)	47.3%	45.1%	41.8%	43.6%	59.7%
(In millions of dollars, except for number of employees)
Other Statistics
Net cash provided by (used in) operations(h)	$79	$218	$182	$(204)	$49
Capital spending from continuing operations	$159	$136	$142	$105	$44
Depreciation from continuing operations	$82	$80	$81	$115	$99
Amortization from continuing operations	$19	$20	$22	$21	$22
Approximate number of employees at end of year	3,300	4,600	4,500	4,200	4,400

(a)
Gain on sale of business primarily included a $27 million gain on the sale of our 50% interest in Tetrabrom Technologies Ltd. in 2011 and a $2 million gain relating to the sale of the natural sodium sulfonates and oxidized petrolatum product lines in 2010.

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

(f)
Upon the effectiveness of our Plan, all previously outstanding shares of common stock were canceled and pursuant to the Plan approximately 100 million shares of new shares were issued. The weighted average shares for 2010 was based upon 243 million of old shares outstanding for approximately 10 months and approximately 100 million of new shares outstanding for approximately 2 months. As a result, the average shares outstanding and price of our new shares may not be comparable to prior periods.

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

OUR BUSINESS

        We are a global, United States publicly traded specialty chemical company. We are dedicated to delivering innovative, application-focused specialty chemical solutions. Our principal executive offices are located in Philadelphia, Pennsylvania and Middlebury, Connecticut. We operate in a wide variety of end-use industries, including agriculture, automotive, building and construction, electronics, lubricants, packaging and transportation. The majority of our chemical products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products. Our agrochemical products are sold to dealers, distributors and major retailers. We are a leader in many of our key product lines and transact business in more than 100 countries.

        In December 2013, we completed a stock sale of our investment in legal entities dedicated to the Consumer Products business, including dedicated manufacturing plants in the U.S. and South Africa, to KIK Custom Products Inc. ("KIK"). In April 2013, we completed an asset sale of our antioxidant and UV Stabilizer (the "Antioxidant") business, including dedicated manufacturing plants in the U.S., France, and Germany, to SK Blue Holdings, Ltd. ("SK") and Addivant USA Holdings Corp. ("Addivant"). The underlying assets and liabilities of our investment in the Consumer Products legal entities and the assets and liabilities included in the sale of the Antioxidant business have been presented as assets and liabilities of discontinued operations in our prior years' presentations and earnings and direct costs associated with these businesses have been presented as earnings (loss) from discontinued operations, net of tax for the current and comparative periods. For further discussion, see Note 2—Acquisitions and Divestitures in our Notes to Consolidated Financial Statements.

        Additionally, in October 2013, our Board of Directors (the "Board") approved the exploration of a sale of our agrochemicals business, Chemtura AgroSolutions. The decision to explore a sale of Chemtura AgroSolutions is based on the belief that a sale may deliver substantially greater near-term value to our shareholders than retaining this segment in our portfolio. Should the sale occur, we will focus on the creation of additional value as a pure-play leader in the global development, marketing, manufacture and sale of industrial specialty chemicals based on our Industrial Engineered Products and Industrial Performance Products segments. There is no definitive timetable for the sale process and there can be no assurance that the process will result in a sale of the Chemtura AgroSolutions business. Therefore, as of December 31, 2013, we did not meet the criteria to report the assets and liabilities associated with this segment as assets held for sale and earnings and direct costs of this segment have been included as part of our continuing operations.

        The primary economic factors that influence the operations and sales of our Industrial Performance Products ("Industrial Performance") and Industrial Engineered Products ("Industrial Engineered") segments (collectively referred to as "Industrials") are industrial, electronic component and polymer production, residential and commercial construction, and transportation markets. In addition, our Chemtura AgroSolutions segment is influenced by worldwide weather, disease and pest infestation conditions. For additional factors that impact our performance, see Item 1A—Risk Factors.

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

OVERVIEW OF OUR PERFORMANCE

        During 2013, we made significant progress in aligning our portfolio businesses with our stated long-term strategic and financial performance criteria. Through these portfolio actions, Chemtura will be a smaller company in 2014, but these actions are expected to progressively improve our operating margins and have a portfolio of strongly differentiated product lines based on proprietary chemical technologies that offer superior organic revenue growth and are positioned to exploit secular industry growth trends in all regions of the globe. Among the many accomplishments in 2013 were:

  Portfolio Management and Other Corporate Initiatives

  •
  We completed the sale of our Antioxidants business in April 2013 and Consumer Products business in December 2013. Throughout the year, we eliminated stranded costs associated with the sale of the Antioxidant business and developed and began the implementation of plans to eliminate stranded costs associated with the Consumer Products business. We anticipate seeing the benefit of these initiatives in 2014.

  •
  During the fourth quarter of 2013, we initiated restructuring actions to consolidate our Industrials business organizational structure to streamline their activities and gain efficiencies and cost savings.

  Industrial Performance Products

  •
  We opened our new multi-purpose manufacturing facility in Nantong, China and commenced operation of its synthetic grease unit. In 2014, the synthetic lubricant facility will commence operation to be followed in 2015 by its urethanes unit. The facility provides a platform for our next phase of growth in the Asia-Pacific region.

  •
  We commenced the start-up of our new European manufacturing plant in Ankerweg, Amsterdam, The Netherlands for our Synton® high-viscosity polyalphaolefin ("HVPAO") synthetic basestocks. This increased capacity will enable us to meet the increasing global demand for these products, locating production capacity in a region of significant demand growth, and enhancing the service levels to our customers. The plant will produce our Synton® 40 and Synton® 100 HVPAO products. Having now demonstrated the ability to produce these products, customers are undertaking qualification testing and we anticipate commencing commercial sales before the end of the first half of 2014.

  Industrial Engineered Products

  •
  In May 2013, we purchased the remaining 50% interest in DayStar L.L.C. ("DayStar") from our partner UP Chemical Co., Ltd. and DayStar became a consolidated entity.

  •
  We expanded our manufacturing facility in Bergkamen, Germany.

  •
  We took actions to align our costs with the reduced market conditions we experienced in 2013.

  Chemtura AgroSolutions

  •
  We introduced 110 new product and registration combinations during the year.

  •
  Our ISEM S.r.L. joint venture sold its two product lines in separate transactions at net gains. They returned capital to the partners with the proceeds from these sales. The joint venture will be dissolved in 2014.

  Refinancing and Share Repurchases

  •
  We refinanced much of our debt capital structure to reduce interest expense, extend maturities, provide for local borrowing in Europe and provide additional flexibility under our debt covenants.

  •
  In July 2013, we completed a tender offer for the purchase of $354 million of our 7.875% Senior Notes due 2018 (the "2018 Senior Notes") with the issuance of new $450 million 5.75% Senior Notes due 2021 (the "2021 Senior Notes"). Part of the proceeds together with cash on hand was used to repay $100 million of our senior secured term loan facility due 2016 (the "Term Loan");

  •
  In October 2013, we entered into an amendment of our Term Loan; and

  •
  In December 2013, we amended and restated our existing senior secured revolving credit facility, which was available through 2015. The new senior secured revolving credit facility available through 2018 (the "2018 ABL Facility") provides for $175 million available to our domestic subsidiaries and €60 million available to Chemtura Sales Europe B.V., a Netherlands subsidiary, subject in each case to availability under the borrowing base, as well as a $125 million letter of credit sub-facility.

  •
  During 2013, we repurchased 2.4 million shares of our common stock under our share repurchase program at a cost of $54 million.

        In 2014, we will continue our progress, targeting to grow revenues, expand profitability margins and improve cash flows through our focus on growth from innovation and the faster growing regions as well as continuous improvement actions to reduce operating costs. We will quickly eliminate the stranded costs associated with the Consumer Products business. All will contribute to improving our return on invested capital. In the first half of 2014, we will determine whether we divest our Chemtura AgroSolutions business. All of these actions are designed to deliver value to our shareholders.

RESULTS OF OPERATIONS

(In millions, except per share data)	2013	2012	2011
Net Sales
Industrial Performance Products	$979	$891	$939
Industrial Engineered Products	803	896	869
Chemtura AgroSolutions	449	409	376

Net Sales	$2,231	$2,196	$2,184

Operating Income
Industrial Performance Products	$109	$102	$116
Industrial Engineered Products	55	140	130
Chemtura AgroSolutions	88	65	30

Segment Operating Income	252	307	276
General corporate expense including amortization	(112)	(116)	(127)
Facility closures, severance and related costs	(42)	(11)	(3)
Gain on sale of businesses	—	—	27
Impairment charges	—	—	(4)
Changes in estimates related to expected allowable claims	—	(1)	(3)

Total Operating Income	98	179	166
Interest expense	(60)	(64)	(63)
Loss on early extinguishment of debt	(50)	(1)	—
Other income, net	9	20	1
Reorganization items, net	(1)	(5)	(19)

(Loss) earnings from continuing operations before income taxes	(4)	129	85
Income tax expense	(18)	(26)	(17)

(Loss) earnings from continuing operations	(22)	103	68
Earnings (loss) from discontinued operations, net of tax	25	(3)	52
Loss on sale of discontinued operations, net of tax	(180)	—	—

Net (loss) earnings	(177)	100	120
Less: net loss (earnings) attributable to non-controlling interests	—	1	(1)

Net (loss) earnings attributable to Chemtura	$(177)	$101	$119

(LOSS) EARNINGS PER SHARE—BASIC AND DILUTED—ATTRIBUTABLE TO CHEMTURA:
(Loss) earnings from continuing operations	$(0.23)	$1.04	$0.68
Earnings (loss) from discontinued operations	0.26	(0.02)	0.51
Loss on sale of discontinued operations	(1.84)	—	—

Net (loss) earnings attributable to Chemtura	$(1.81)	$1.02	$1.19

Basic weighted-average shares outstanding	97.7	98.2	100.1

Diluted weighted-average shares outstanding	97.7	98.8	100.3

RESULTS OF OPERATIONS

        Our management discussion and analysis of our results of operations for the period 2011 to 2013 relates to our business from continuing operations. The sale of our Antioxidant and Consumer Products businesses are reported as discontinued operations in current and comparable periods and therefore are not included in continuing operations. Our management discussion and analysis of our financial condition relates to the Company as a whole.

2013 COMPARED TO 2012

Overview

        Consolidated net sales were $2.2 billion in 2013 or $35 million higher than in 2012 driven by a $61 million increase in volume, offset by a $16 million overall decrease in selling prices and the unfavorable effect of foreign currency translation of $10 million. Our Industrial Performance segment reported a $76 million increase in sales volume primarily from our petroleum additives and certain synthetic products offset by slightly less volume for our urethane product sales due to weakness in the global mining and electronic markets. Chemtura AgroSolutions segment reported a $34 million increase in sales volume driven by strong sales in North and Latin Americas and strong selling prices driven by higher demand. Our Industrial Engineered segment experienced weak demand from insulated foam applications and an attendant reduction in selling prices. Demand from electronic application products remained weak in 2013. The result was a $49 million decline in sales volume and a $44 million decrease in overall selling prices.

        Gross profit for 2013 was $510 million, a decrease of $71 million compared with 2012. Gross profit as a percentage of net sales decreased to 23% for 2013 compared with 26% for 2012. Gross profit was impacted by a $21 million increase in an environmental reserve in 2013 for the costs to remediate a legacy non-operating site in France, a $16 million overall reduction in selling prices, $12 million from unfavorable product mix, $7 million from the unfavorable effect of foreign currency translation, a $10 million increase in our excess inventory reserves due to lower electronics demand for brominated products, $5 million of costs associated with our new facilities in Nantong, China and Ankerweg, The Netherlands, and lower manufacturing and Registration, Evaluation and Authorization of Chemicals ("REACh") costs which were offset by higher distribution costs.

        Selling, general and administrative ("SG&A") expense of $229 million was $16 million lower than 2012, primarily the result of lower staff count due to our initiatives to eliminate stranded costs arising from our divestitures, lower accruals related to employee incentive plans and other cost reductions as well as other restructuring initiatives in 2012 and 2013. Quantitatively, these reductions were a $7 million benefit related to the elimination of stranded costs associated with our Antioxidant business, $11 million of lower non-cash compensation expense due to our overall lower performance in 2013, a gain of $2 million related to an adjustment to a legacy pension plan, a gain of $2 million related to the sale of a non-operating site, a $2 million decrease in an accrual related to one of our U.K. pension plans and $5 million in lower pension expense primarily related to the transfer of pension obligations to Addivant in April 2013 in connection with the sale of our Antioxidant business. These reductions were offset by $6 million in expenses incurred to explore the sale of our Chemtura AgroSolutions segment, $2 million associated with the accelerated recognition of asset retirement obligations, the absence of a $2 million gain recorded in 2012 for a settlement related to a UK pension levy and a $3 million increase in workers compensation expense.

        Depreciation and amortization expense of $101 million was slightly higher than 2012.

        Research and development ("R&D") expense of $40 million was slightly lower than 2012.

        Facility closures, severance and related costs in 2013 was $42 million compared with $11 million for 2012. The expense related to the cost saving initiatives we announced in 2013 and 2012. The restructuring plans announced in 2013 related to both the elimination of stranded costs associated with our Antioxidant business as well as initiatives to reduce operating costs within our remaining businesses.

        Changes in estimates related to expected allowable claims were $1 million for 2012 as we reduced the number of claims remaining in our Disputed Claim Reserve.

        Interest expense of $60 million during 2013 was $4 million lower than 2012, primarily due to higher capitalized interest expense in 2013 and the absence of fees associated with the securitization program in 2012. The reduction in interest expense from our debt refinancing actions was offset by the net effect of higher average borrowings under the Term Loan in 2013 due to the $125 million increase in the fourth quarter of 2012 offset by the $100 million repayment in the third quarter of 2013. We will obtain the full benefit of our 2013 debt refinancing actions in 2014.

        Loss on the early extinguishment of debt of $50 million for 2013 included $42 million for the difference between the principal amount of the 2018 Senior Notes tendered and the sum of the tender offer consideration and consent payments and $8 million for the write-off of unamortized capitalized financing costs and original issuance discount with respect to the 2018 Senior Notes purchased due to the tender offer.

        Other income, net was $9 million for 2013 compared with $20 million for 2012. During 2013 and 2012, we recognized gains of $13 million and $21 million, respectively, related to the release of cumulative translation adjustments associated with the rationalization of certain European subsidiaries that are no longer required coupled with lower interest income and a less favorable effect of foreign currency translation in 2013.

        Reorganization items, net were $1 million and $5 million for 2013 and 2012, respectively. The expense in both periods primarily comprised professional fees directly associated with the Chapter 11 reorganization.

        The income tax expense in 2013 was $18 million compared with $26 million in 2012. The tax expense reported in 2013 and 2012 related to taxable income of certain of our international subsidiaries. In 2013 and 2012, we provided a full valuation allowance against the tax expense associated with our U.S. net operating loss.

        Loss from continuing operations attributable to Chemtura for 2013 was $22 million, or $0.23 per share, as compared with earnings from continuing operations attributable to Chemtura of $103 million, or $1.04 per share, for 2012.

        Earnings from discontinued operations, net of tax attributable to Chemtura for 2013, was $25 million, or $0.26 per share, as compared with a loss of $2 million, or $0.02 per share, for 2012. In 2013, we recorded an impairment charge of $7 million which included the impairment of property, plant and equipment related to the Consumer Products business. In 2012, we recorded an impairment charge of $47 million which included the impairment of property, plant and equipment of $35 million and intangible assets of $11 million related to the Antioxidant business. Discontinued operations compromise the Antioxidant and Consumer Products businesses.

        Loss on sale of discontinued operations, net of tax attributable to Chemtura for 2013, was $180 million, or $1.84, per share which represents a net loss of $155 million and $25 million associated with the Antioxidant and Consumer Products businesses, respectively.

        The following is a discussion of the results of our segments for 2013 compared with 2012.

Industrial Performance Products

        Our Industrial Performance segment reported higher net sales and operating income in 2013 compared with 2012. We experienced some recovery in the sales of our petroleum additive products across all regions as well as the benefit of a modest increase in selling prices. These gains were partially offset by weakness in mining and electronic applications which is affecting our urethanes products globally. Operating income benefited from the higher selling prices over the increase in raw material costs but we did not see the full impact of the volume improvements due to a greater percentage of lower margin products being sold coupled with costs associated with our new facilities in Nantong, China and Ankerweg, The Netherlands and increases in SG&A and R&D (collectively, "SGA&R") expenses.

        Net sales totaled $979 million in 2013, an increase of $88 million compared with last year. The increase reflected higher sales volume of $76 million, higher selling prices of $10 million and favorable foreign currency translation of $2 million.

        Operating income was $109 million in 2013, an increase of $7 million compared with 2012. Operating income benefited from the higher selling prices and $8 million in higher sales volume net of unfavorable product mix, offset by an increase in SGA&R costs of $4 million, accelerated recognition of asset retirement obligations of $2 million and $5 million related to the start-up costs of our Nantong, China and Ankerweg, The Netherlands facilities.

Industrial Engineered Products

        Our Industrial Engineered segment reported lower net sales and operating income in 2013 compared with 2012. Demand from insulation foam applications for flame retardants sharply deteriorated in the first half of 2013 and selling prices fell significantly. While some recovery in volume was seen in demand in the second half of 2013, selling prices remained weak. As a result, there was a significant reduction in both volume and selling prices in these applications in 2013. Demand for flame retardants used in electronic applications remained weak during 2013 and there were periods of pressure on selling prices during the year. Additionally, due to capacity additions by a competitor, we saw lower volumes and reduced selling prices for our metal alkyl products used as components in polyolefin polymerization catalysts. We benefited from some increase in demand from furniture foam and oil and gas applications coupled with increased selling prices and higher demand during the second half of 2013 for our tin-based products. However, these were not significant enough to offset the impacts from insulation foam and electronic applications. The segment's operating income was further impacted by unfavorable manufacturing costs and variances and the increase in an excess inventory reserve due to the prolonged decline in demand for flame retardants for electronics applications.

        Net sales decreased by $93 million to $803 million for 2013 reflecting a $49 million decrease in sales volumes and $44 million in lower selling prices.

        Operating income of $55 million in 2013 decreased $85 million compared with last year. The decrease reflected the lower selling prices, $26 million from lower sales volume and unfavorable product mix, a $10 million increase in an excess inventory reserve, $5 million in higher raw material and distribution costs, $3 million from unfavorable foreign currency translation, partly offset by a $3 million net decrease in other costs.

Chemtura AgroSolutions

        Our Chemtura AgroSolutions segment reported higher net sales and operating income for 2013 compared with 2012. Net sales increased over the prior year period as a result of improved sales volume in both North and Latin America for mitacide and seed treatment products coupled with the introduction of new products and higher selling prices. Operating income reflected the benefit of the increased sales volume and selling prices coupled with increased equity income associated with a gain on the sale of two product lines in our ISEM joint venture and continued focus on the reduction of general expenses.

        Net sales increased by $40 million to $449 million for 2013 from $409 million in 2012. The increase reflected $34 million in higher sales volume and $18 million in higher selling prices partly offset by $12 million of unfavorable foreign currency translation, primarily related to Latin America.

        Operating income increased $23 million to $88 million in 2013 compared with $65 million in 2012, reflecting the higher selling prices, $6 million from favorable sales volume and product mix changes, $5 million in lower raw material costs and $4 million of increased equity income of ISEM, offset in part by $6 million from unfavorable foreign currency translation, a $2 million increase in manufacturing and distribution costs and $2 million of other costs.

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

        Corporate expense was $112 million and $116 million in 2013 and 2012, respectively, which included amortization expense related to intangible assets and depreciation expense of $18 million and $19 million in 2013 and 2012 respectively. Included in corporate expense for 2013 was a charge of $21 million to increase an environmental reserve for the costs to remediate a legacy non-operating site in France. Following a detailed engineering study, we received estimates of the costs of a multi-year program to remediate the site to the standards required by the regulatory authorities. Additionally, included within 2013 corporate expense is $6 million in costs related to the exploration of the sale of our Chemtura AgroSolutions segment, a $3 million increase in workers compensation expense and the absence of a $2 million gain recorded in 2012 for a UK pension levy settlement, offset by a benefit of $11 million of lower non-cash compensation expense due to our overall lower performance in 2013 and the reduction in staff, $7 million related to the elimination of stranded costs associated with our Antioxidant business, a gain of $2 million related to an adjustment for a legacy pension plan, a gain of $2 million related to the sale of a non-operating site, a $2 million decrease in an accrual related to one of our U.K. pension plans, $7 million in reduced functional and other spending as a result of our restructuring programs and $5 million in lower pension expense primarily related to the transfer of pension obligations to Addivant in April 2013 in connection with the sale of our Antioxidant business.

        Certain functional and other expenses that are managed company-wide are allocated to our segments. The portion of such costs allocated to the Antioxidant and Consumer Products businesses have not transferred directly under the respective sale agreements. As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under earnings (loss) from discontinued operations, net of tax. Costs related to the Antioxidant business were $6 million and $13 million in 2013 and 2012, respectively. Costs related to the Consumer Products business were $14 million and $13 million in 2013 and 2012, respectively. Additionally, our Corporate segment included $8 million and $14 million in 2013 and 2012, respectively, of amortization expense related directly to our Antioxidants and Consumer Products businesses which has been included in earnings (loss) from discontinued operations, net of tax in our Consolidated Statement of Operations.

2012 COMPARED TO 2011

Overview

        We reported consolidated net sales of $2.2 billion in 2012, which represented a $12 million increase over our consolidated net sales in 2011. We realized $73 million from higher year-over-year selling prices as we continued to focus on investing in new products and manufacturing capacity as well as recovering increases in raw material and distribution costs, This benefit was offset by a $34 million reduction in sales volume and $27 million from the unfavorable effects of foreign exchange translation. Our Chemtura AgroSolutions and Industrial Engineered segments led the sales growth. Chemtura AgroSolutions benefited from an increase in volume resulting from dry weather and good growing seasons, particularly in the Americas, coupled with new product introductions and registrations and changes in distribution channels in Latin America. Industrial Engineered Products saw the greatest benefit from higher selling prices in 2012 that helped to recover raw material increases and supported the continued investment in manufacturing capacity to serve customers' growing demand. Our Industrial Performance segment contributed most of our volume decline as it was significantly affected by weak demand, particularly in Asia and Europe which began in the second half of 2011. Global economic conditions contributed to the unfavorable effect of foreign exchange translation which impacted all of our businesses.

        Our gross profit as a percentage of sales for 2012 remained constant at 26%. Gross profit for 2012 increased by $23 million over 2011 to $581 million. Gross profit reflected the higher year-on-year selling prices and a $2 million decrease in other costs, offset by unfavorable manufacturing variances and costs of $43 million, a decrease in volume and product mix of $5 million and the impact of unfavorable foreign currency translation of $4 million.

        SG&A expense of $245 million was $24 million lower than in 2011. The decrease represented the benefit of certain non-recurring costs we reported in 2011, including a $7 million reserve for accounts receivables, an $8 million charge related to a UK pension matter and lower overall costs due to restructuring programs in Chemtura AgroSolutions and our finance function offset by additional legal and other expenses associated with our strategic initiatives.

        Depreciation and amortization expense of $100 million was $3 million lower than the prior year, primarily due to accelerated depreciation related to restructuring activities of $2 million in 2011 within our Industrial Engineered and Chemtura AgroSolutions segments.

        R&D expense of $41 million was $5 million higher than the prior year as we invested to drive innovation to support growth.

        Facility closures, severance and related costs were $11 million in 2012 as compared with $3 million in 2011. The 2012 charges related to initiatives to improve the operating effectiveness of certain global corporate functions. The 2011 charges primarily related to severance costs of a restructuring plan to increase the effectiveness of our Chemtura AgroSolutions segment.

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

        Other income, net in 2012 was $20 million compared with $1 million for the same period of 2011. During the fourth quarter of 2012, we recognized gains of $21 million related to the release of cumulative translation adjustments associated with the rationalization of certain European subsidiaries that are no longer required.

        Reorganization items, net of $5 million in 2012 was $14 million lower than in 2011. The expense in both periods comprised professional fees directly associated with the Chapter 11 reorganization and the impact of negotiated claims settlement for which Bankruptcy Court approval had been requested or obtained.

        The income tax expense from continuing operations in 2012 was $26 million compared with $17 million in 2011. The tax expense reported for 2012 and 2011 related to taxable income of certain of our international subsidiaries. The tax expense reported in 2011 included a decrease in deferred foreign income taxes of approximately $17 million that had been recorded in an international jurisdiction in prior years and an increase in foreign income taxes of approximately $5 million relating to a foreign tax matter dating back to the 1990s. The $17 million tax benefit was recorded after receiving approval from the international jurisdiction to change our filing position. In 2012 and 2011, we provided a full valuation allowance against the tax expense associated with our U.S. net operating loss.

        Net earnings from continuing operations attributable to Chemtura for 2012 was $103 million, or $1.04 per share, as compared with $68 million, or $0.68 per share, for 2011.

        The loss from discontinued operations, net of tax attributable to Chemtura for 2012 was $2 million, or $0.02 per share, as compared with earnings from discontinued operations, net of tax attributable to Chemtura of $51 million, or $0.51 per share, for 2011. In 2012, we recorded an impairment charge of $47 million which included the impairment of property, plant and equipment of $35 million and intangible assets of $11 million related to the Antioxidant business. Earnings (loss) from discontinued operations represented the Antioxidant and Consumer Products businesses.

        The following is a discussion of the results of our segments for 2012 compared with 2011.

Industrial Performance Products

        Our Industrial Performance segment reported lower net sales and operating income in 2012 compared with the prior year. These results continued to reflect the weak global economic conditions which first showed their effect in the second half of 2011 and deteriorated progressively through 2012, particularly in Asia. Although we were able to implement some year-over-year price increases, overall our mix of product sales deteriorated which continued to put pressure on margins as raw material costs increased. Reduced demand contributed to unfavorable manufacturing absorption variances which further impacted operating profit. Increases in SGA&R were offset by decreases in other costs.

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

Industrial Engineered Products

        Our Industrial Engineered segment delivered improvements in net sales and operating income over 2011, mainly due to year-over-year increases in selling prices. We realized the full benefit in 2012 of the increases in selling prices that we implemented throughout 2011. The increases in selling prices helped to cover escalating raw material costs later in the year and other manufacturing and distribution costs as well as to support the required capacity reinvestments for sustainable and reliable supply of products to our customers. We saw further softening in demand from our traditional electronic applications and a decline in the sales of tin-based organometallic products and components for polyolefin polymerization catalysts. However, we were able to mitigate these volume declines through sales growth from insulation foam, mercury removal, agriculture, healthcare and certain other industrial applications markets. This growth reflected the benefit of the investment in new product and application development, permitting us to diversify the application markets we serve. We brought on new capacity for our Emerald Innovation™ product lines and invested in expanding our organometallics production capacity.

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

Chemtura AgroSolutions

        Our Chemtura AgroSolutions segment reported higher net sales and operating income for 2012 compared with 2011. This segment benefited from an increase in sales volume resulting from dry weather and strong growing seasons, particularly in the Americas coupled with new product introductions and registrations and changes in distribution channels in Latin America. Increased selling prices were offset entirely by unfavorable foreign currency translation due to the weakening of a number of currencies against the U.S. dollar throughout the year. Operating income reflected the benefit of higher sales volumes, reductions in bad debt expense compared to 2011 and reductions in costs as a result of the restructuring program that was implemented in the latter part of 2011.

        Net sales increased by $33 million to $409 million for 2012 from $376 million in 2011 reflecting $35 million in higher sales volume and $8 million in higher selling prices offset by $10 million of unfavorable foreign currency translation.

        Operating income increased $35 million to $65 million in 2012 compared with $30 million in 2011. Operating income reflected the increase in selling prices, an $11 million benefit from increased sales volume and favorable product mix, a decrease in SGA&R of $14 million which reflected the benefit of the restructuring actions taken in 2011 and a reduction of bad debt expense of $7 million, and $4 million in lower manufacturing, distribution and other costs, partly offset by $2 million of unfavorable foreign currency translation.

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

        Corporate expense was $116 million in 2012, which included amortization expense related to intangible assets and depreciation expense of $19 million. Corporate expense was $127 million in 2011, which included amortization expense related to intangible assets and depreciation expense of $25 million.

        Certain functional and other expenses that are managed company-wide are allocated to our segments. The portion of such costs allocated to the Antioxidant and Consumer Products businesses have not or will not transfer directly under the respective sale agreements. As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under earnings (loss) from discontinued operations, net of tax. Costs related to the Antioxidant business were $13 million and $15 million for 2012 and 2011, respectively. Costs related to the Consumer Products business were $13 million and $15 million for 2012 and 2011, respectively. Additionally, our Corporate segment included $14 million and $16 million for 2012 and 2011, respectively, of amortization expense related directly to our Antioxidants and Consumer Products businesses which has been included in earnings (loss) from discontinued operations, net of tax in our Consolidated Statement of Operations.

Adjusted EBITDA

        Adjusted EBITDA is a financial measure that is not calculated or presented in accordance with generally accepted accounting principles ("GAAP"). While we believe that such measures are useful in evaluating our performance, investors should not consider them to be a substitute for financial measures prepared in accordance with GAAP. In addition, the financial measures may differ from similarly titled financial measures used by other companies and do not provide a comparable view of our performance relative to other companies in similar industries. Adjusted EBITDA for 2013, 2012 and 2011 is calculated as follows:

(In millions)	2013	2012	2011
Net (loss) earnings attributable to Chemtura	$(177)	$101	$119
Plus: Interest expense	60	64	63
Plus: Loss on early extinguishment of debt	50	1	—
Plus: Other income, net	(9)	(20)	(1)
Plus: Reorganization items, net	1	5	19
Plus: Income tax expense	18	26	17
Plus: (Earnings) loss from discontinued operations, net of tax	(25)	3	(52)
Plus: Loss on sale of discontinued operations, net of tax	180	—	—
Plus: Net (loss) earnings attributable to non-controlling interests	—	(1)	1

Operating income	98	179	166
Plus: Depreciation and amortization	101	100	103
Plus: Operational facility closures, severance and related costs	42	11	3
Less: Gain on sale of business	—	—	(27)
Plus: Impairment charges	—	—	4
Plus: Changes in estimates related to expected allowable claims	—	1	3
Plus: Non-cash stock-based compensation	13	22	24
Plus: Environmental reserves	21	—	—
Plus: UK pension benefit matter	(2)	—	8
Plus: Other adjustments	2	—	1

Adjusted EBITDA	$275	$313	$285

        Adjusted EBITDA in 2013 is net of $6 million of expenses related to our exploration of a sale of our Chemtura AgroSolutions segment.

LIQUIDITY AND CAPITAL RESOURCES

        We believe that our cash flow from operations, borrowing capacity under our U.S. and international credit facilities and our current cash and cash equivalents provide sufficient liquidity to maintain our current operations and capital expenditure requirements, repurchase shares, service our debt and pursue other strategic initiatives which will bring shareholder value.

        During 2013, we refinanced much of our debt capital structure to reduce interest expense, provide for local borrowings in Europe and to provide additional operating flexibility under our debt convents. We sold our Antioxidant and Consumer Products businesses providing additional cash to pay down $100 million of our Term Loan in 2013 and an additional $110 million in January 2014. We anticipate using the remaining proceeds to return capital to shareholders and continue to make important investments to strengthen and enable the continued growth of the remaining businesses. We have announced and are implementing restructuring programs to eliminate stranded costs associated with our Antioxidant and Consumer Products businesses as well as reduce costs in our remaining businesses. The following is a discussion on significant factors affecting our liquidity and use of capital resources.

Tender Offer & New Bond Offering

        On June 10, 2013, we launched a cash tender offer and consent solicitation with respect to any and all of our outstanding $455 million aggregate principal amount of 7.875% Senior Notes due 2018 (the "2018 Senior Notes") pursuant to our Offer to Purchase and Consent Solicitation Statement (the "Offer to Purchase"). The requisite consent solicitation was required to adopt proposed amendments to the indenture governing the 2018 Senior Notes (the "2018 Indenture") that would eliminate substantially all of the restrictive covenants, certain events of default and related provisions contained in the 2018 Indenture. Subject to the terms and conditions set forth in the Offer to Purchase, holders who validly tendered their notes on or prior to June 21, 2013 (the "Consent Date") received total consideration of $1,117.50 per $1,000 principal amount of the 2018 Senior Notes accepted for purchase, which included a consent payment of $30 per $1,000 principal amount of the notes. As of July 5, 2013, holders of $348 million or approximately 76.56% of the 2018 Senior Notes, had tendered such 2018 Senior Notes and consented to the proposed amendments to the 2018 Indenture.

        On July 8, 2013, we amended the terms of the Offer to Purchase to extend the expiration date to July 19, 2013 to meet the terms of the Financing Condition (as defined in the Offer to Purchase). Holders who validly tendered their 2018 Senior Notes after the Consent Date but on or prior to July 19, 2013, received the tender offer consideration of $1,087.50 per $1,000 principal amount of the 2018 Senior Notes accepted for purchase but were not entitled to the consent payment. As of July 19, 2013, additional holders of $6 million or approximately 1.33% of the 2018 Senior Notes, had tendered such 2018 Senior Notes and consented to the proposed amendments to the 2018 Indenture.

        On July 18, 2013, we undertook a registered public offering of $450 million of 5.75% Senior Notes due 2021 ("2021 Senior Notes"), for the purposes of funding the purchase under the terms of the Offer to Purchase all of the 2018 Senior Notes tendered, expenses related to the offering and a prepayment of our senior secured term loan facility due 2016 (the "Term Loan"). On July 23, 2013, the 2021 Senior Notes offering closed and the majority of the proceeds were used to complete the purchase of the 2018 Senior Notes tendered in response to the Offer to Purchase. With the purchase of the tendered 2018 Senior Notes complete, the amendments to the 2018 Indenture that eliminated substantially all of the restrictive covenants, certain events of default and related provisions became effective.

        In the third quarter of 2013, we recorded a loss on the early extinguishment of debt of $50 million. The loss included $42 million for the difference between the principal amount of the 2018 Senior Notes tendered and the sum of the tender offer consideration and consent payments. The loss also included $8 million for the write-off of unamortized capitalized financing costs and original issuance discount with respect to the 2018 Senior Notes purchased under the tender.

        On July 23, 2013, we used the balance of the proceeds from the offering of the 2021 Senior Notes, after completing the purchase of the 2018 Senior Notes tendered and paying transaction costs, of approximately $45 million and approximately $5 million of cash on hand to prepay $50 million of principal of our Term Loan. On July 31, 2013, we prepaid an additional $50 million of Term Loan principal with cash on hand.

        Our 2021 Senior Notes contain covenants that limit our ability to enter into certain transactions, such as incurring secured debt and subsidiary debt and entering into sale and lease-back transactions.

Financing Facilities

        In August 2010, we completed a $455 million private placement offering under Securities and Exchange Commission ("SEC") Rule 144A for the 2018 Senior Notes at an issue price of 99.269% in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933. In July 2013, we purchased $354 million of the $455 million outstanding balance with proceeds from the 2021 Senior Notes offering.

        In August 2010, we also entered into the Term Loan with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%. The Term Loan permitted us to increase the size of the facility with an accordion feature by up to $125 million. On October 31, 2012, we exercised the accordion feature of our Term Loan and borrowed the additional $125 million for the purpose of funding potential investment opportunities and for general corporate purposes. During 2013, we repaid $102 million of the Term Loan with proceeds from the 2021 Senior Notes offering and cash on hand. In January 2014, we repaid an additional $110 million of the Term Loan with proceeds from the sale of the Consumer Products business. In light of this transaction, we classified the $110 million as short-term borrowings in our Consolidated Balance Sheet as of December 31, 2013.

        In October 2013, we entered into an amendment of our Term Loan. The amendment to the Term Loan (the "Amendment"), among other things, (i) reduces the interest rate and LIBOR floor on the term loans outstanding under the Term Loan agreement (the "term loans"), (ii) provides for a 1% prepayment premium if the term loans are refinanced with certain specified refinancing debt within 6 months, (iii) introduces scheduled quarterly amortization of the term loans in the amount of 1% annually, and (iv) permits additional flexibility under certain of our operating covenants (including but not limited to additional flexibility for debt, investments, restricted payments and dispositions) in the Term Loan agreement. The Amendment became effective on October 30, 2013. The amendment reduced annual interest expense going forward by approximately $6 million on the then outstanding balance.

        In November 2010, we entered into a five-year senior secured revolving credit facility available through 2015 (the "ABL Facility") for an amount up to $275 million, subject to availability under a borrowing base (with a $125 million letter of credit sub-facility).

        In December 2013, we amended and restated the ABL Facility. The new senior secured revolving credit facility available through 2018 (the "2018 ABL Facility") provides for $175 million available to our domestic subsidiaries and €60 million available to Chemtura Sales Europe B.V., a Netherlands subsidiary, subject in each case to availability under the borrowing base (with a $125 million letter of credit sub-facility). At December 31, 2013, we had no borrowings under the 2018 ABL Facility. However, we had $14 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilized available capacity under the facility. At December 31, 2013, we had approximately $237 million of undrawn availability under the 2018 ABL Facility.

        These financing facilities contain covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures. The Term Loan requires that we meet certain quarterly financial maintenance covenants including a maximum Secured Leverage Ratio (as defined in the agreement, measured net of unrestricted cash) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0. Additionally, the Term Loan contains a covenant related to the repayment of excess cash flow (as defined in the agreement). The 2018 ABL Facility contains a springing financial covenant requiring a minimum trailing four quarter fixed charge coverage ratio of 1.0 to 1.0 at all times during any period from the date when (A) the amount available for borrowings under the 2018 ABL Facility falls below the greater of (i) $25 million and (ii) 10% of the aggregate commitments until such date such available amount has been equal to or greater than the greater of (i) $25 million and (ii) 10% of the aggregate commitments for 30 consecutive days or (B) the amount available for borrowings under the domestic portion of the 2018 ABL Facility falls below the greater of (i) $18 million and (ii) 10% of the aggregate commitments for the domestic portion of the 2018 ABL Facility until such date such available amount has been equal to or greater than the greater of (i) $18 million and (ii) 10% of such aggregate domestic commitments for 30 consecutive days. As of December 31, 2013, we were in compliance with the covenant requirements of these financing facilities.

        In March 2013, we entered into a promissory note in the principal sum of $7 million with a term of six years bearing interest at a rate of 5.29% per annum to finance the cost of certain information technology software licenses. The principal of note is to be repaid in equal monthly installments over its term.

        In December 2012, we entered into a CNY 250 million (approximately $40 million) 5 year secured credit facility available through December 2017 (the "China Bank Facility") with Agricultural Bank of China, Nantong Branch ("ABC Bank"). The China Bank Facility will be used for funding construction of our manufacturing facility in Nantong, China. The China Bank Facility is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd. At December 31, 2013, we had borrowings of $17 million under the China Bank Facility. Repayments of principal will be made in semi-annual installments from December 2014 through December 2017.

        For further discussion of the financing facilities, see Note 7—Debt in the Notes to our Consolidated Financial Statements.

Share Repurchase Program

        On May 9, 2013, the Board authorized an increase in our share repurchase program from $100 million to up to $141 million and extended the program to March 31, 2014. On November 12, 2013, the Board authorized a further increase in the share repurchase program by $50 million (up to $191 million in the aggregate when combined with the May 9, 2013 authorization). The Board also authorized an additional $100 million under the share repurchase program upon the closing of the previously announced sale of the Consumer Products business (up to $291 million in the aggregate when combined with the May 9, 2013 and November 12, 2013 authorizations). The Board also extended the authorizations under the share repurchase program through and including November 9, 2014. The shares are expected to be repurchased from time to time through open market purchases. The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board's discretion. The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). During the year ended December 31, 2013, we purchased 2.4 million shares for $54 million. As of December 31, 2013, we had purchased 5.8 million shares for $95 million since inception of our share repurchase program.

Consumer Products Divestiture

        In October 2013, we entered into a stock purchase agreement to sell our investment in the dedicated legal entities that constituted our Consumer Products business, including dedicated manufacturing plants in the U.S. and South Africa, to KIK Customer Products Inc. ("KIK") for $315 million in cash at closing. On December 31, 2013, we entered into an amendment to the stock purchase agreement, among other matters, to reduce the purchase price by $15 million reflecting the resolution of certain pre-closing matters, and completed the sale of the Consumer Products business for an adjusted purchase price of $300 million and the assumption by KIK of pension and other liabilities totaling approximately $8 million. The purchase price is subject to customary post-closing adjustments, primarily for working capital and assumed pension liabilities. The agreement specified a value of working capital based upon a twelve-month average against which working capital would be measured. To the extent working capital at closing was lower than this value, KIK would be compensated for the difference. If working capital was higher, we would be compensated. The impact of some of these adjustments was estimated in the cash paid at closing and a final reconciliation will occur in the first half of 2014.

        The underlying assets and liabilities of our investment in the dedicated legal entities sold have been presented as assets and liabilities of discontinued operations as of December 31, 2012. Additionally, earnings and direct costs associated with the

Consumer Products business for the periods prior to the date of the sale have been presented as earnings (loss) from discontinued operations, net of tax for the current and comparative periods. All applicable disclosures included in the accompanying footnotes have been updated to reflect the Consumer Products business as a discontinued operation.

        We recognized a pre-tax loss of $24 million ($25 million after-tax loss), which included a $39 million non-cash gain related to the release of accumulated other comprehensive loss ("AOCL") associated with the release of cumulative translation adjustments of the entities sold and the pension obligations transferred.

        In connection with the sale we entered into a transition service agreement and supply contact with KIK to supply products from our Adrian, MI facility. Under the terms of the supply contract, KIK has the option, exercisable for a period of six-months following the closing date to purchase the net assets of the Adrian facility at a price that is below the carrying value of the net assets. Accordingly, we concluded the net assets of the Adrian facility met the criteria to be classified as assets held for sale and we recorded an impairment charge in December 2013 of $7 million to write-down the property, plant and equipment to its fair value less costs to sell.

        For further discussion of the Consumer Products sale, see Note 2—Acquisitions and Divestitures in our Notes to Consolidated Financial Statements.

Antioxidant Divestiture

        In April 2013, we completed the sale of our Antioxidant business to SK and Addivant for consideration of $97 million, $9 million in preferred stock issued by Addivant, a seller note in the amount of $1 million issued by an affiliate of Addivant and the assumption by SK and Addivant of pension, environmental and other liabilities totaling approximately $91 million. At closing, the cash consideration was subject to the retention of certain assets, the finalization of pension assets and liabilities and the change in certain working capital components through the closing date. The impact of these adjustments was estimated in the cash paid at closing. During the third quarter of 2013, the net pension liability transferred to Addivant was finalized and the seller note was extinguished by these adjustments. Additionally, we paid $2 million in cash considerations as part of the adjustment. The final working capital adjustment remains to be agreed between the parties.

        Included as part of the consideration, we received 9.2 million shares of Series A Preferred Stock of Addivant with a face value of $9 million. These shares accrue dividends at escalating rates beginning at 7% in the first year and up to 11% in the third year and beyond which are payable upon declaration.

        We recognized a pre-tax loss of $164 million ($155 million after-tax), which included $121 million of non-cash charges related to the release of AOCL associated with the pension obligations transferred, the release of cumulative translation adjustments and the release of our non-controlling interest in a Korean joint venture. In connection with the sale, we entered into several ancillary agreements, including supply agreements, a distribution agreement, and a transition service agreement.

        As a result of entering into this transaction, we determined that discontinued operations treatment applied. Assets and liabilities included in the Antioxidant Sale have been presented as assets and liabilities of discontinued operations as of December 31, 2012. Additionally, earnings and direct costs associated with the Antioxidant business for the periods prior to the date of the sale have been presented as earnings (loss) from discontinued operations, net of tax for the current and comparative periods. All applicable disclosures included in the accompanying footnotes have been updated to reflect the Antioxidant business as a discontinued operation.

        For further discussion of the Antioxidant sale, see Note 2—Acquisitions and Divestitures in our Notes to Consolidated Financial Statements.

Solaris Acquisition

        On September 26, 2012, we announced that we entered into a Business Transfer Agreement ("BTA") with Solaris ChemTech Industries Limited ("Solaris ChemTech"), an Indian Company, and Avantha Holdings Limited, an Indian Company and the parent company of Solaris ChemTech (collectively, "Solaris"). As provided in the BTA, we have agreed to purchase from Solaris certain assets used in the manufacture and distribution of bromine and bromine chemicals for cash consideration of $142 million and the assumption of certain liabilities. The purchase price is subject to a post-closing net working capital adjustment. The transaction is subject to, among other things, receiving governmental approval for the transfer of rights to the brine resources from which bromine is extracted and is expected to close upon receipt of those approvals, the date of which is not yet known. The parties continue to explore whether there may be an alternative transaction structure to permit a closing of the transaction. However as of this date the parties have not yet developed an approach that they can implement.

Restructuring Initiatives

        In February 2013, our Board approved a restructuring plan providing for, among other things, actions to reduce stranded costs related to divestitures. This plan is expected to preserve pre-divestiture operating margins following our portfolio changes. On October 9, 2013, the Board approved additional restructuring actions to consolidate our business' organizational structure in an effort to streamline the organization and gain efficiencies and additional cost savings. In December 2013, we substantially completed employee communications and the consultation process regarding the closure of our Droitwich, UK facility and consolidation of those operations into our Perth Amboy, NJ facility, in order to improve our competitiveness in the current economic environment. We recorded a pre-tax charge of $44 million in the year ended December 31, 2013, which included $27 million for severance and related costs, $15 million for professional fees, $1 million for accelerated depreciation of property, plant and equipment, and $1 million for accelerated asset retirement obligations. We expect to incur approximately $7 million to $10 million in 2014 primarily for accelerated depreciation and decommissioning costs.

        In April 2012, our Board approved a restructuring plan providing for, among other things, the closure of our Antioxidant business manufacturing facility in Pedrengo, Italy. The Board also approved actions to improve the operating effectiveness of certain global corporate functions. This plan is intended to achieve significant gains in efficiency and costs. The total cost of the restructuring plan is estimated to be approximately $40 million of which approximately $6 million will consist of non-cash charges. During 2012, we recorded pre-tax charges of $33 million which included $4 million for accelerated depreciation of property, plant and equipment included in depreciation and amortization, $2 million for accelerated asset retirement obligations included in cost of goods sold ("COGS"), $12 million for severance and professional fees related to corporate initiatives, $5 million for severance and other obligations related to the Pedrengo closure and $10 million reflecting the write-off of a receivable for which collection is no longer probable as a result of the restructuring actions. We recorded an additional pre-tax charge of $1 million in 2013, primarily for accelerated depreciation and relocation costs related to the Pedrengo closure. All charges related to the Pedrengo closure have been included in loss from discontinued operations, net of tax, as this plant formed part of our Antioxidants business. The Pedrengo plant ceased operations on March 31, 2013 and asset retirement work has been completed. We have retained this property under the terms of the sale of the Antioxidants business and anticipate selling it after all remediation work is completed.

Cash Flows from Operating Activities

        Net cash provided by operating activities was $79 million in 2013, $218 million in 2012 and $182 million in 2011. Changes in key accounts are summarized below:

Favorable (unfavorable) (In millions)	2013	2012	2011
Accounts receivable	$(20)	$(8)	$13
Inventories	(13)	(1)	(24)
Accounts payable	20	30	(11)
Pension and post-retirement health care liabilities	(59)	(79)	(82)
Liabilities subject to compromise	—	—	(8)

        During 2013, accounts receivable increased by $20 million over 2012 primarily driven by Industrial Performance segment. Our Industrial Performance segment showed some increase in accounts receivable driven primarily by the sales increases this segment experienced in the past several months. Inventory increased by $13 million over 2012 primarily driven by our Industrial Performance segment which reported an increase in inventory to support increased demand while our Industrial Engineered segment increased due to the acquisition of the remaining 50% of our Daystar joint venture. Accounts payable increased by $20 million during 2013 primarily relating to our Industrial Performance segment as a result of the inventory increase resulting from higher demand. Pension and post-retirement health care liabilities decreased $59 million primarily due to the funding of benefit obligations. Pension and post-retirement contributions amounted to $57 million during 2013 which included $32 million for domestic plans and $25 million for international plans. Cash flows from operating activities in 2013 were adjusted by the impact of certain non-cash and other charges, which primarily included loss on sale of discontinued operations of $180 million, depreciation and amortization expense of $123 million, loss on early extinguishment of debt of $50 million, stock-based compensation expense of $14 million and impairment charges for long-lived assets of $7 million offset by a gain of $13 million recorded for the release of cumulative translation adjustment associated with the liquidation of certain wholly-owned subsidiaries.

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

        During 2011, accounts receivable decreased by $13 million driven by lower sales in the fourth quarter of 2011 compared to the fourth quarter of 2010 primarily for the Chemtura AgroSolutions segment. There was an overall improvement in the days sales outstanding. Inventory increased $24 million during 2011 reflecting increased cost of raw materials, lower sales volumes and the overall decrease in the reserves reflecting the efforts to reduce slow moving and obsolete goods. Accounts payable decreased by $11 million during 2011 primarily due to the payment of approximately $23 million of Chapter 11 related legal and professional fees accrued in 2010. There was a slight increase in the days payable outstanding. Pension and post-retirement health care liabilities decreased due to the funding of benefit obligations. Contributions to our pension plans amounted to $96 million in 2011, including $34 million for domestic plans and $62 million for international plans. Liabilities subject to compromise related to operating activities decreased by $8 million in 2011, primarily due to the payment in cash of certain pre-petition liabilities in accordance with the Plan. Cash flows from operating activities in 2011 were adjusted by the impact of certain non-cash and other charges, which primarily included depreciation and amortization expense of $140 million, a gain on the sale of a business of $27 million, stock-based compensation expense of $26 million, provision for doubtful accounts of $7 million and impairment charges of $4 million.

Cash Flows from Investing and Financing Activities

  Investing Activities

        Net cash provided by investing activities was $184 million for 2013. Investing included capital expenditures of $170 million for U.S. and international facilities, environmental and other compliance requirements along with $3 million for the acquisition of the remaining interest in our Daystar joint venture. Investing activities also included proceeds, net of transaction costs and cash transferred of $78 million and $249 million from the sale of our Antioxidant and Consumer Products businesses, respectively, $20 million return of capital from our ISEM joint venture and $10 million from the collection on a receivable from the sale of our 50% interest in Tetrabrom Technologies Ltd in 2011.

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

  Financing Activities

        Net cash used in financing activities was $80 million for 2013. Financing activities primarily included the repurchase of $354 million of the 2018 Senior Notes, payment of the related tender premium and consent fees of $42 million and repayment of $102 million in principal of the Term Loan using the proceeds from the issuance of the $450 million of 2021 Senior Notes and cash on hand. Cash on hand was also used to repurchase $54 million of our common stock under our share repurchase program and $12 million of debt issuance costs related to the 2021 Senior Notes financing and amendments to the Term Loan and ABL Facility. Other financing sources in the period were borrowings for capital improvements related to our new facility in Nantong, China of $17 million, a promissory note for information technology software licenses of $7 million and proceeds from the exercise of stock options of $8 million.

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

Settlements of Liabilities Subject to Compromise and Disputed Claims

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

        On November 3, 2010, the Bankruptcy Court entered an order confirming the Debtors' plan of reorganization (the "Plan"). On November 10, 2010 (the "Effective Date"), the Debtors substantially consummated their reorganization through a series of transactions contemplated by the Plan and the Plan became effective. As of December 31, 2013, the Bankruptcy Court has entered orders granting final decrees closing all of the Debtors' Chapter 11 cases except the Chapter 11 case of Chemtura Corporation.

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

        The following table summarizes our significant contractual obligations and other cash commitments as of December 31, 2013.

	Payments Due by Period
(In millions) Contractual Obligations*	Total	2014	2015	2016	2017	2018	2019 and Thereafter
Total debt (including capital leases)	$898	$118	$11	$213	$2	$103	$451	(a)
Operating leases	47	10	8	6	5	4	14	(b)
Facility closures, severance and related cost liabilities	15	15	—	—	—	—	—	(c)
Capital expenditures	24	24	—	—	—	—	—	(d)
Interest payments	276	44	43	40	35	35	79	(e)
Unconditional purchase obligations	5	3	1	1	—	—	—	(f)

Subtotal—Contractual Obligations	1,265	214	63	260	42	142	544
Environmental liabilities	93	21	24	15	6	5	22	(g)
Post-retirement health care liabilities	97	9	9	8	8	8	55	(h)
Unrecognized tax benefits	75	19	3	3	2	2	46	(i)
Other long-term liabilities (excluding pension liabilities)	25	3	3	1	1	2	15

Total cash requirements	$1,555	$266	$102	$287	$59	$159	$682

*
Additional information is provided in various footnotes (including Debt, Leases, Legal Proceedings and Contingencies, Pension and Other Post-Retirement Plans, Restructuring and Asset Impairment Activities, and Income Taxes) in our Notes to Consolidated Financial Statements.

(a)
Our debt agreements include various notes and bank loans for which payments will be payable through 2021. The future minimum lease payments under capital leases at December 31, 2013 were not significant. Obligations by period reflect stated contractual due dates.

(b)
Represents operating lease obligations primarily related to buildings, land and equipment. Such obligations are net of future sublease income and will be expensed over the life of the applicable lease contracts.

(c)
Represents estimated payments from accruals related to our restructuring programs.

(d)
Represents capital commitments for various open projects. Each year we spend in the range of $50 million—$65 million in capital spending to sustain existing operations including maintaining our plants, ensuring that they operate safely and generating efficiency improvements that support our other critical business and functional infrastructure.

(e)
Represents interest payments and fees related to our 2021Senior Notes, 2018 Senior Notes, Term Loan, 2018 ABL Facility and other debt obligations outstanding at December 31, 2013. Assumed interest rates are based upon rates in effect at December 31, 2013.

(f)
Primarily represents unconditional purchase commitments to purchase raw materials and tolling arrangements with outside vendors.

(g)
We have ongoing environmental liabilities for future remediation and operating and maintenance costs directly related to remediation. We estimate that the ongoing environmental liability could range up to $107 million. We have recorded a liability for ongoing environmental remediation of $93 million at December 31, 2013.

(h)
We have post-retirement health care plans that provide health and life insurance benefits to certain retired and active employees and their beneficiaries. These plans are generally not pre-funded and expenses are paid by us as incurred, with the exception of certain inactive government related plans that are paid from plan assets.

(i)
We have recorded a liability for unrecognized tax benefits of $75 million at December 31, 2013 which do not reflect competent authority offsets of $31 million, which are reflected as assets in our balance of unrecognized tax benefits.

        During 2013, we made payments of $23 million and $2 million for operating leases and unconditional purchase obligations, respectively.

        We fund our defined benefit pension plans based on the minimum amounts required by law plus additional voluntary contribution amounts we deem appropriate. Estimated future funding requirements are highly dependent on factors that are not readily determinable. These include changes in legislation, returns earned on pension investments, labor negotiations and other factors related to assumptions regarding future liabilities. In 2013, we made contributions of $47 million to our domestic and international pension plans and $10 million to our post-retirement benefit plans (including payments made by us directly to plan participants). See "Critical Accounting Estimates" below for details regarding current pension assumptions. To the extent that current assumptions are not realized, actual funding requirements may be significantly different from those described below. The following table summarizes the estimated future funding requirements for defined benefit pension plans under current assumptions:

	Funding Requirements by Period(a)
(In millions)	2014	2015	2016	2017	2018
Qualified domestic pension plans	$—	$—	$—	$—	$—
International and non-qualified pension plans	26	12	13	13	13

Total pension plans	$26	$12	$13	$13	$13

(a)
Represents minimum amounts required by law or contractual obligations. We may elect to make additional discretionary contributions as deemed appropriate consistent with our past practice.

        In 2011, Chemtura Manufacturing UK Limited ("CMUK") entered into definitive agreements with the Trustees for the Great Lakes UK Limited Pension Plan (the "UK Pension Plan") which provide, among other things, for CMUK to make cash contributions of £60 million (approximately $95 million) in just over a three year period, with the initial contribution of £30 million ($49 million) made in the second quarter of 2011, the second contribution of £15 million ($24 million) made in the second quarter of 2012 and the third contribution of £8 million ($11 million) made in the second quarter of 2013. The final contribution of £8 million ($11 million) is expected to be made in the second quarter of 2014. The agreements also provided for the granting of both a security interest and a guarantee to support certain of the liabilities under the UK Pension Plan.

        There is also an evaluation being undertaken as to whether additional benefit obligations exist in connection with the equalization of certain benefits under the UK Pension Plan that occurred in the early 1990s. Based on the results of the evaluation in 2011, $8 million of expense was recorded in the fourth quarter of 2011, which may be subject to adjustment as further information is gathered as part of the evaluation. Additional information was gathered and evaluated during 2013 and resulted in a reduction of the estimated liability from that originally estimated. Accordingly we recorded $2 million of income to SG&A in the second quarter of 2013. When we reach final agreement with the trustees of the UK Pension Plan as to what additional benefit obligations exist, our UK subsidiary is required to make additional cash contributions to the UK Pension Plan.

        We have substantial U.S. net operating losses ("NOLs") as described in Note 9—Income Taxes to our Consolidated Financial Statements. While our utilization of these NOLs is subject to annual federal NOL limitations under Internal Revenue Code

("IRC") Section 382, we expect they will substantially reduce the amount of U.S. cash tax payments we are required to make in the foreseeable future.

Other Sources and Uses of Cash

        We expect to finance our continuing operations and capital spending requirements for 2014 with cash flows provided by operating activities, available cash and cash equivalents, the 2018 ABL Facility and China Bank Facility. We anticipate that a substantial portion of the proceeds from the sale of Consumer Products and potential sale of the Chemtura AgroSolutions business would be used to return capital to shareholders and continue to make important investments to strengthen and enable the continuing growth of the remaining businesses, as well as pay down debt to maintain pro-forma leverage. Our long-term stated total leverage target remains approximately 2X Adjusted EBITDA.

        Cash and cash equivalents as of December 31, 2013 were $549 million, of which $317 million was held by Chemtura and our U.S. subsidiaries and $232 million was held by our direct or indirect foreign subsidiaries and consolidated joint ventures. The cash and cash equivalents of our foreign subsidiaries are used to fund seasonal working capital requirements, make cash contributions to various pension plans, fund capital expenditures, and make cash contributions to our foreign joint ventures, as warranted. In light of these cash requirements, we consider undistributed earnings of certain foreign subsidiaries to be indefinitely invested in their operations.

        As of December 31, 2013, such undistributed earnings of our foreign subsidiaries totaled $756 million. Repatriation of cash held by our foreign subsidiaries could be subject to adverse tax consequences given the potentially higher U.S. effective tax rates and withholding tax requirements in the source country. Estimating the range of tax liabilities that could arise from the repatriation of undistributed earnings of our foreign subsidiaries is not practicable at this time.

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

        In 2013, we divested our Antioxidants and Consumer Products businesses. These were the two businesses in our portfolio that, in our judgment, were unlikely to meet the financial and strategic performance criteria we had set for our Company. These divestitures are expected to improve percentage margins, sales growth rates and increase focus on our chosen markets and regions. On October 10, 2013, we announced that our Board approved our exploration of a sale of our agrochemicals business, Chemtura AgroSolutions. The decision to explore a sale of Chemtura AgroSolutions is based on the belief that a sale may deliver substantially greater near-term value to our shareholders than retaining this segment in our portfolio. Should the sale occur, we will focus on creating additional value as a "pure-play" leader in the global development, marketing, manufacture and sale of industrial specialty chemicals based on our Industrial Engineered Products and Industrial Performance Products segments. There is no definitive timetable for the sale process and there can be no assurance that the process will result in a sale of the Chemtura AgroSolutions business.

        We are conducting an ongoing review of our manufacturing and facility footprint to determine if we should consolidate or close facilities to optimize customer supply and reduce our unit product costs. In December 2013, we substantially completed employee communications and the consultation process regarding the closure of our Droitwich, UK facility and consolidation of those operations into our Perth Amboy, NJ facility. It is anticipated that additional plant closures may be announced in the future as part of this footprint review process.

Guarantees

        In addition to the letters of credit of $14 million outstanding at December 31, 2013 and 2012, we have guarantees that have been provided to various financial institutions. At December 31, 2013 and 2012, we had $12 million in guarantees. The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking and credit facilities, vendor deposits and European value added tax ("VAT") obligations.

        We also had $2 million and $3 million of third party guarantees at December 31, 2013 and 2012, respectively, for which we have reserved less than $1 million at December 31, 2013 and 2012, which represented the fair value of these guarantees.

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

Carrying Value of Goodwill and Long-Lived Assets

        We have elected to perform our annual goodwill impairment procedures for all of our reporting units in accordance with ASC Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill ("ASC 350-20") as of July 31, or sooner, if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We estimate the fair value of our reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods (Level 3 inputs as described in Note 15—Financial Instruments and Fair Value Measurements). The assessment is required to be performed in two steps: step one to test for a potential impairment of goodwill and, if potential impairments are identified, step two to measure the impairment loss through a full fair value allocation of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.

        We continually monitor and evaluate business and competitive conditions that affect our operations and reflect the impact of these factors in our financial projections. If permanent or sustained changes in business or competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

        We recorded asset impairment charges of $7 million and $47 million in 2013 and 2012, respectively to earnings (loss) from discontinued operations, net of tax and $4 million in 2011 to impairment charges in our Consolidated Statements of Operations. See Note—3 Restructuring and Asset Impairment Activities in our Notes to Consolidated Financial Statements.

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

        As of December 31, 2013, our reserve for ongoing environmental remediation activities totaled $93 million. We estimate that ongoing environmental liabilities could range up to $107 million at December 31, 2013. Our ongoing reserves include estimates for determinable clean-up costs. At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.

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

Pension and Other Post-Retirement Benefits Expense

        Our calculation of pension and other post-retirement benefits expense is dependent on a number of assumptions. These assumptions include discount rates, health care cost trend rates, expected long-term rates of return on plan assets, mortality rates, expected salary and wage increases, and other relevant factors. Components of pension and other post-retirement benefits expense include interest and service costs on the pension and other post-retirement benefit plans, expected return on plan assets and amortization of certain unrecognized costs and obligations. Actual results that differ from the assumptions utilized are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While we believe that the assumptions used are appropriate, differences in actual experience or significant changes in assumptions would affect our pension and other post-retirement benefits costs and obligations. See Note 13—Pension and Other Post-Retirement Plans in our Notes to Consolidated Financial Statements.

  Pension Plans

        Pension liabilities are measured on a discounted basis and the assumed discount rate is a significant assumption. At each measurement date, the discount rate is based on interest rates for high-quality, long-term corporate debt securities with maturities comparable to our liabilities. At December 31, 2013, we utilized a discount rate of 4.60% for our domestic qualified pension plan compared to 3.80% at December 31, 2012. For the international and non-qualified plans, a weighted average discount rate of 4.18% was used at December 31, 2013, compared to 4.03% used at December 31, 2012. As a sensitivity measure, a 25 basis point reduction in the discount rate for all plans would result in less than a million dollar decrease in pre-tax earnings for 2014.

        Domestic discount rates adopted at December 31, 2013 utilized an interest rate yield curve to determine the discount rate pursuant to guidance codified under ASC Topic 715, Defined Benefit Plans ("ASC 715"). The yield curve is comprised of AA bonds with maturities between zero and thirty years. We discounted the annual cash flows of our domestic pension plans using this yield curve and developed a single-point discount rate matching the respective plan's payout structure.

        A similar approach was used to determine the appropriate discount rates for the international plans. The actual method used varies from country to country depending on the amount of available information on bond yields to be able to estimate a single-point discount rate to match the respective plan's benefit disbursements.

        Our weighted average estimated rate of compensation increase was 2.96% for applicable domestic and international pension plans combined at December 31, 2013. As a sensitivity measure, an increase of 25 basis points in the estimated rate of compensation increase would decrease pre-tax earnings for 2014 by an immaterial amount.

        The expected return on pension plan assets is based on our investment strategy, historical experience, and expectations for long-term rates of return. We determine the expected rate of return on plan assets for the domestic and international pension plans by applying the expected returns on various asset classes to our target asset allocation.

        We utilized a weighted average expected long-term rate of return of 7.50% on all domestic plan assets and a weighted average rate of 6.53% for the international plan assets for 2013.

        Asset-class return expectations are set using a combination of historical and forward-looking analyses. Historical returns are evaluated based on an arithmetic average of annual returns derived from recognized passive indices, such as the S&P 500, for the major asset classes. We looked at the arithmetic averages of annual investment returns from passive indices, assuming a portfolio of investments that follow the current target asset allocation for the domestic plans over several business cycles, to obtain an indication of the long-term historical market performance. The historical return estimates that result for each asset class are reviewed and combined with a qualitative assessment of long-term relationships between asset classes before a return estimate is finalized. The qualitative analysis is targeted towards removing the effect of unsustainable short-term valuations or trends, or capturing structural changes that are not yet reflected in the historical data. The resulting capital market assumptions are meant to reflect return levels and behavior that are likely to prevail over longer time periods. The geometric return over the past 18 years, the maximum available period of time for the applicable indices, was 8.26%, and over the past 10 years it was 8.84%. Both of these values exceeded the 7.50% domestic expected return on assets for 2013.

        The actual annualized return on plan assets for the domestic plans for the 12 months ended December 31, 2013 was approximately 8.7% (net of investment expenses), which was above the expected return on asset assumption for the year. The international plans realized a weighted average return of approximately 8.4% in local currency terms and approximately 9.0% in U.S. dollar terms. Changes in exchange rates resulted in currency gains of approximately $3 million on plan assets, which were partially offset by currency losses of approximately $9 million on benefit obligations for the international pension arrangements.

        Our target asset allocation for the domestic pension plans is based on investing 32% of plan assets in equity instruments, 58% of plan assets in fixed income investments and 10% in all other types of investments. At December 31, 2013, 24% of the portfolio was invested in equities, 60% in fixed income investments and 16% in real estate and other investments.

        We have unrecognized actuarial losses relating to our pension plans which have been included in our Consolidated Balance Sheet, but not in our Consolidated Statements of Operations. The extent to which these unrecognized actuarial losses will impact future pre-tax earnings depends on whether the unrecognized actuarial losses are deferred through the asset-smoothing mechanism (the market related value as defined by ASC Topic 715-30, Defined Benefit Plans—Pensions ("ASC 715-30")), or through amortization in pre-tax earnings to the extent that they exceed a 10% amortization corridor, as defined by ASC 715-30, which provides for amortization over the average remaining participant career or life. The amortization of unrecognized net losses existing as of December 31, 2013 will result in a $14 million decrease to pre-tax earnings for 2014 ($10 million for the qualified domestic plans and $4 million for the international and non-qualified plans). Since future gains and losses beyond 2013 are a result of various factors described herein, it is not possible to predict with certainty to what extent the combination of current and future losses may exceed the 10 percent amortization corridor and thereby be subject to further amortization. At the end of 2013, unrecognized net losses amounted to $219 million for the qualified domestic plans and $120 million for the international and non-qualified plans. Of these amounts, $27 million of unrecognized gains for the domestic plans and $12 million of unrecognized losses for the international plans are deferred through the asset smoothing mechanism as required by ASC 715.

        The pre-tax pension expense for all pension plans was $5 million in 2013, which included $1 million related to loss from discontinued operations. Pension (income) expense is calculated based upon certain assumptions including discount rate, expected long-term rate of return on plan assets, mortality rates and expected salary and wage increases. Actual results that differ from the current assumptions utilized are accumulated and amortized over future periods and will affect pension expense in future periods.

        In addition to the pre-tax pension expense noted above, we recorded a $40 million settlement loss related to the divestiture of our Antioxidants business in April 2013 and a $2 million settlement gain related to the divestiture of our Consumer Products business in December 2013, which were included in loss on sale of discontinued operations. In the second quarter of 2013 we also recorded a gain related to an adjustment for a legacy pension plan of $2 million to SG&A and $4 million to loss from discontinued operations on our Consolidated Statement of Operations.

        The following table estimates the future pension expense, based upon current assumptions:

	Pension Expense (Income) By Year
(In millions)	2014	2015	2016	2017	2018
Qualified domestic pension plans	$(3)	$(6)	$(8)	$(10)	$(11)
International and non-qualified pension plans	1	(1)	(2)	(4)	(6)

Total pension plans	$(2)	$(7)	$(10)	$(14)	$(17)

        The following tables show the impact of a 100 basis point change in the actual return on assets on the pension (income) expense.

	Change in Pension Expense (Income) By Year
Increase (decrease)	2014	2015	2016	2017	2018
	100 Basis Point Increase in Investment Returns
Qualified domestic pension plans	$—	$—	$—	$(1)	$(1)
International and non-qualified pension plans	—	—	(1)	(1)	(2)

Total pension plans	$—	$—	$(1)	$(2)	$(3)

	100 Basis Point Decrease in Investment Returns
Qualified domestic pension plans	$—	$—	$—	$1	$1
International and non-qualified pension plans	—	—	1	1	2

Total pension plans	$—	$—	$1	$2	$3

  Other Post-Retirement Benefits

        We provide post-retirement health and life insurance benefits for current retired and active employees and their beneficiaries and covered dependents for certain domestic and international employee groups.

        The discount rates we adopted for the valuation of the post-retirement health care plans were determined using the same methodology as for the pension plans. At December 31, 2013, we utilized a weighted average discount rate of 4.35% for post-retirement health care plans, compared to 3.56% at December 31, 2012. As a sensitivity measure, a 25 basis point reduction in the discount rate would result in an immaterial change in pre-tax earnings for 2014.

        Assumed health care cost trend rates are based on past and current health care cost trends, considering such factors as health care inflation, changes in health care utilization or delivery patterns, technological advances, and the overall health of plan participants. We use health care trend cost rates starting with a weighted average initial level of 6.00% for the domestic arrangements and grading down to an ultimate level of 5%. For the international arrangements, the weighted average initial rate is 7.50%, grading down to 5%.

        The pre-tax post-retirement healthcare expense was $1 million in 2013. The following table summarizes projected post-retirement benefit expense based upon the various assumptions discussed above.

	Pre-Tax Expense by Year
(In millions)	2014	2015	2016	2017	2018
Domestic and international post-retirement benefit plans	$1	$1	$1	$1	$1

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

        We anticipate that we will repatriate the undistributed earnings of certain foreign subsidiaries. For the year ended December 31, 2013, we increased by $18 million, the amount of the net deferred tax liability we provide for the U.S. tax consequences of these repatriations. In 2013, this increase has been offset by an equal increase to our foreign tax credits, and, as such, had no effect on tax expense recognized in our Consolidated Statements of Operations. We consider undistributed earnings of all other foreign subsidiaries to be indefinitely invested in their operations. At December 31, 2013, such undistributed earnings deemed to be indefinitely reinvested in foreign operations amounted to $756 million. Repatriation of undistributed earnings, currently deemed indefinitely reinvested, would require us to accrue and pay taxes in the future. Estimating the tax liability that would arise if these earnings were repatriated is not practicable at this time.

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

        We have a liability for unrecognized tax benefits of $44 million and $41 million at December 31, 2013 and 2012, respectively. This increase is primarily related to settlements of tax audits in various foreign jurisdictions.

ACCOUNTING DEVELOPMENTS

        For information on accounting developments, see Note 1—Nature of Operations and Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements.

OUTLOOK

        In 2014, we target to grow revenues, expand profitability margins and improve cash flows through our focus on growth from innovation and the faster growing regions as well as continuous improvement actions to reduce operating costs. We will quickly eliminate the stranded costs associated with the Consumer Products business. All of these actions are designed to deliver value to our shareholders and contribute to improving our return on invested capital. In the first half of 2014, we expect to determine whether we shall divest our Chemtura AgroSolutions business.

        We are targeting 8%-10% growth in net sales from continuing operations in 2014. Profitability is expected to grow more quickly, benefiting from margin improvement actions, cost reductions and the elimination of stranded costs associated with our Consumer Products business (excluding the impact of any project expenses incurred in the process of exploring the sale of Chemtura AgroSolutions or facility closure or severance expenses).

  •
  Our Industrial Performance Products segment is anticipated to continue to deliver revenue and operating income growth from the increased sales of petroleum additives and certain synthetic lubricant base-stocks. This segment is anticipated to progressively benefit as sales of synthetic grease products from our Nantong, China facility start to build in the region and as our Ankerweg, The Netherlands facility enters into commercial production of its HVPAO products towards the end of the first half of 2014.

  •
  Industrial Engineered Products is expected to lead our profitability improvement as a result of gradual recovery in electronics and insulation foam applications, the continuing adoption of Emerald InnovationTM products and the benefits of cost reductions. This segment also anticipates seeing the full year benefit of volume and margin improvement in our tin-based organometallic products and growth from metal vapor deposition products in electronic applications. However, we do not currently expect that its profitability will fully return to 2012 levels in 2014.

  •
  Chemtura AgroSolutions anticipates continuing its path of delivering year-over-year growth from new product introductions and registrations and improved distribution channel performance.

  •
  We also anticipate a reduction in our corporate expenses as we see the benefit of the elimination of the stranded costs and pension expense associated with the Antioxidants and Consumer Products businesses.

        Despite our divestitures in 2013, cash provided by operations is expected to increase as a result of profitability improvement and lower interest expense due to the refinancing actions in 2013 and the $110 million repayment in January 2014 of the Term Loan with proceeds from the divestiture of our Consumer Products business. Capital spending in 2014 will reduce to an amount between $115 million and $125 million compared to the $159 million invested in continuing operations in 2013. We expect to use the remaining net cash proceeds from the divestiture of our Consumer Products business to finance the stock repurchase activities approved by our Board of Directors.

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

        We manage our foreign currency exposures by balancing certain assets and liabilities denominated in foreign currencies and through the use from time to time of foreign currency forward contracts and other foreign currency options. The principal objective of such contracts is to minimize the risks and/or costs associated with global operating activities. The counterparties to these contractual agreements are major financial institutions with which we generally have other financial relationships. We are exposed to credit loss in the event of non-performance by these counterparties. However, we do not anticipate non-performance by the counterparties. We do not utilize financial instruments for trading or other speculative purposes.

        The primary method we use to reduce foreign currency exposure is to identify natural hedges, in which the operating activities denominated in respective currencies across various subsidiaries balance in respect to timing and the underlying exposures. In the event a natural hedge is not available, we may employ a forward contract or other option to reduce exposure, generally expiring within one year. While these contracts are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. Gains and losses on foreign currency forward contracts are recognized currently in income but do not have a significant impact on results of operations.

        Our financial instruments, subject to foreign currency exchange risk, consist of one forward currency forward contract with a total notional amount of $13 million, due in April 2014. This contract limits our risk to changes in the Euro through that period and represents a net asset position of less than $1 million at December 31, 2013. We conducted sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in the Euro from its value as of December 31, 2013, with all other variables held constant. A 10% increase in the Euro against the U.S. Dollar would result in an increase of $1 million in the fair value of this contract. The sensitivity in fair value of this contract represents changes in fair values estimated based on market conditions as of December 31, 2013, without reflecting the underlying monetary exposures the portfolio is hedging. The effect of exchange movements on those anticipated transactions would be expected to mitigate the impacts implied by our sensitivity analysis.

        The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by stated maturity date for our debt. Weighted-average variable interest rates are based on the applicable floating rate index as of December 31, 2013.

Interest Rate Sensitivity

(In millions)	2014	2015	2016	2017	2018	2019 and Thereafter	Total	Fair Value at 12/31/13
Total debt:
Fixed rate debt	$1	$1	$1	$1	$102	$451	$557	$571
Average interest rate	6.13%	6.13%	6.13%	6.13%	6.14%	5.75%
Variable rate debt	$117	$10	$212	$1	$1	$—	$341	$342
Average interest rate(a)	3.68%	3.66%	3.56%	4.92%	4.92%

(a)
Average interest rate is based on rates in effect at December 31, 2013.

Item 8:    Financial Statements and Supplementary Data

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2013, 2012 and 2011

(In millions, except per share data)

	2013	2012	2011
NET SALES	$2,231	$2,196	$2,184
COSTS AND EXPENSES
Cost of goods sold	1,721	1,615	1,626
Selling, general and administrative	229	245	269
Depreciation and amortization	101	100	103
Research and development	40	41	36
Facility closures, severance and related costs	42	11	3
Gain on sale of business	—	—	(27)
Impairment charges	—	—	4
Changes in estimates related to expected allowable claims	—	1	3
Equity loss	—	4	1

OPERATING INCOME	98	179	166
Interest expense	(60)	(64)	(63)
Loss on early extinguishment of debt	(50)	(1)	—
Other income, net	9	20	1
Reorganization items, net	(1)	(5)	(19)

(Loss) earnings from continuing operations before income taxes	(4)	129	85
Income tax expense	(18)	(26)	(17)

(Loss) earnings from continuing operations	(22)	103	68
Earnings (loss) from discontinued operations, net of tax	25	(3)	52
Loss on sale of discontinued operations, net of tax	(180)	—	—

Net (loss) earnings	(177)	100	120
Less: net loss (earnings) attributable to non-controlling interests	—	1	(1)

Net (loss) earnings attributable to Chemtura	$(177)	$101	$119

BASIC AND DILUTED PER SHARE INFORMATION—ATTRIBUTABLE TO CHEMTURA:
(Loss) earnings from continuing operations, net of tax	$(0.23)	$1.04	$0.68
Earnings (loss) from discontinued operations, net of tax	0.26	(0.02)	0.51
Loss on sale of discontinued operations, net of tax	(1.84)	—	—

Net (loss) earnings attributable to Chemtura	$(1.81)	$1.02	$1.19

Basic weighted—average shares outstanding	97.7	98.2	100.1

Diluted weighted—average shares outstanding	97.7	98.8	100.3

AMOUNTS ATTRIBUTABLE TO CHEMTURA STOCKHOLDERS:
(Loss) earnings from continuing operations, net of tax	$(22)	$103	$68
Earnings (loss) from discontinued operations, net of tax	25	(2)	51
Loss on sale of discontinued operations, net of tax	(180)	—	—

Net (loss) earnings attributable to Chemtura	$(177)	$101	$119

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

Years ended December 31, 2013, 2012 and 2011

(In millions)

(In millions)	2013	2012	2011
Net (loss) earnings	$(177)	$100	$120
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(60)	(6)	(35)
Unrecognized pension and other post-retirement benefit costs	208	(76)	(35)

Comprehensive (loss) income	(29)	18	50
Comprehensive loss (income) attributable to the non-controlling interest	—	1	(1)

Comprehensive (loss) income attributable to Chemtura	$(29)	$19	$49

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2013 and 2012

(In millions, except par value data)

	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$549	$363
Accounts receivable	361	345
Inventories	415	398
Other current assets	158	123
Assets held for sale	4	—
Current assets of discontinued operations	—	383

Total current assets	1,487	1,612
NON-CURRENT ASSETS
Property, plant and equipment	724	655
Goodwill	179	177
Intangible assets, net	142	146
Other assets	172	169
Non-current assets of discontinued operations	—	271

Total Assets	$2,704	$3,030

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$117	$5
Accounts payable	172	152
Accrued expenses	189	178
Income taxes payable	6	8
Liabilities held for sale	2	—
Current liabilities of discontinued operations	—	168

Total current liabilities	486	511
NON-CURRENT LIABILITIES
Long-term debt	781	871
Pension and post-retirement health care liabilities	246	386
Other liabilities	192	109
Non-current liabilities of discontinued operations	—	85

Total liabilities	1,705	1,962

STOCKHOLDERS' EQUITY
Common stock—$.01 par value, authorized—500.0 shares, issued—100.5 shares in 2013 and 100.4 shares in 2012	1	1
Additional paid-in capital	4,375	4,366
Accumulated deficit	(3,025)	(2,848)
Accumulated other comprehensive loss	(280)	(428)
Treasury stock at cost—4.0 shares in 2013 and 2.4 shares in 2012	(73)	(30)

Total Chemtura stockholders' equity	998	1,061
Non-controlling interests—continuing operations	1	—
Non-controlling interests—discontinued operations	—	7

Total Non-controlling interests	1	7

Total stockholders' equity	999	1,068

Total Liabilities and Stockholders' Equity	$2,704	$3,030

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2013, 2012 and 2011

(In millions)

Increase (decrease) in cash	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(177)	$100	$120
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Loss on sale of discontinued operations	180	—	—
Gain on sale of business	—	—	(27)
Impairment charges	7	47	4
Release of translation adjustment from liquidation of entities	(13)	(21)	—
Loss on early extinguishment of debt	50	1	—
Depreciation and amortization	123	139	140
Stock-based compensation expense	14	24	26
Reorganization items, net	—	1	2
Changes in estimates related to expected allowable claims	—	1	3
Provision for doubtful accounts	1	1	7
Equity income	(2)	(3)	(3)
Deferred taxes	1	3	(6)
Changes in assets and liabilities, net:
Accounts receivable	(20)	(8)	13
Inventories	(13)	(1)	(24)
Other current assets	(14)	(4)	38
Other assets	(18)	—	3
Accounts payable	20	30	(11)
Accrued expenses	(18)	(3)	(39)
Income taxes payable	5	(14)	5
Pension and post-retirement health care liabilities	(59)	(79)	(82)
Liabilities subject to compromise	—	—	(8)
Other liabilities	15	1	25
Other	(3)	3	(4)

Net cash provided by operating activities	79	218	182

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from divestments, net	357	9	8
Payments for acquisitions, net of cash acquired	(3)	—	(35)
Capital expenditures	(170)	(149)	(154)

Net cash provided by (used in) investing activities	184	(140)	(181)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 2021 Senior Notes	450	—	—
Payments on 2018 Senior Notes, includes premium on tendering of notes	(396)	—	—
(Payments on) proceeds from Term Loan	(102)	125	—
Proceeds from other long term borrowings	31	—	—
Payments on other long term borrowings	(4)	—	—
(Payments on) proceeds from other short term borrowings, net	(1)	(3)	3
Payments for debt issuance and refinancing costs	(12)	(2)	—
Common shares acquired	(54)	(20)	(22)
Proceeds from exercise of stock options	8	5	1

Net cash (used in) provided by financing activities	(80)	105	(18)

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	1	2	(4)

Change in cash and cash equivalents	184	185	(21)
Cash and cash equivalents at beginning of year	365	180	201

Cash and cash equivalents at end of year	$549	$365	$180

Cash and cash equivalents at end of year—Continuing operations	$549	$363	$179

Cash and cash equivalents at end of year—Discontinued operations	$—	$2	$1

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2013, 2012 and 2011

(In millions)

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non Controlling Interests	Total
Balance, January 1, 2011	95.6	—	$1	$4,305	$(3,068)	$(276)	$—	$9	$971
Net earnings					119			1	120
Equity adjustment for translation of foreign currencies						(35)			(35)
Unrecognized pension and post-retirement plan costs, net of deferred tax expense of $1						(35)			(35)
Issuance of reorganized Chemtura common stock	2.4			19					19
Dividends attributable to the non-controlling interest								(1)	(1)
Stock-based compensation				29					29
Common shares acquired		2.0					(22)		(22)
Other issuances	0.3								—

Balance, December 31, 2011	98.3	2.0	1	4,353	(2,949)	(346)	(22)	9	1,046
Net earnings					101			(1)	100
Equity adjustment for translation of foreign currencies						(6)			(6)
Unrecognized pension and post-retirement plan costs, net of deferred tax expense of $14 million						(76)			(76)
Issuance of reorganized Chemtura common stock	2.1			1					1
Dividends attributable to the non-controlling interest								(1)	(1)
Stock-based compensation				24					24
Stock options exercised		(0.3)		1			4		5
Common shares acquired		1.4					(20)		(20)
Other issuances	—	(0.7)		(13)			8		(5)

Balance, December 31, 2012	100.4	2.4	1	4,366	(2,848)	(428)	(30)	7	1,068
Net loss					(177)			—	(177)
Equity adjustment for translation of foreign currencies						(60)			(60)
Unrecognized pension and post-retirement plan costs, net of deferred tax benefit of $16 million						208			208
Divestiture								(6)	(6)
Stock-based compensation				14					14
Stock options exercised		(0.5)		1			7		8
Common shares acquired		2.4					(54)		(54)
Other issuances	0.1	(0.3)		(6)			4		(2)

Balance, December 31, 2013	100.5	4.0	$1	$4,375	$(3,025)	$(280)	$(73)	$1	$999

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        Chemtura Corporation, together with our consolidated subsidiaries is dedicated to delivering innovative, application-focused specialty chemical. Our corporate headquarters is located at 1818 Market Street, Suite 3700, Philadelphia, PA 19103. Our principal executive offices are located at 1818 Market Street, Suite 3700, Philadelphia, PA 19103 and at 199 Benson Road, Middlebury, CT 06749. We operate in a wide variety of end-use industries, including agriculture, automotive, construction, electronics, lubricants, packaging, plastics for durable and non-durable goods, and transportation.

        When we use the terms "Corporation," "Company," "Chemtura," "Registrant," "We," "Us" and "Our," unless otherwise indicated or the context otherwise requires, we are referring to Chemtura Corporation and our consolidated subsidiaries.

        We are the successor to Crompton & Knowles Corporation ("Crompton & Knowles"), which was incorporated in Massachusetts in 1900 and engaged in the manufacture and sale of specialty chemicals beginning in 1954. Crompton & Knowles traces its roots to the Crompton Loom Works incorporated in the 1840s. We expanded the specialty chemical business through acquisitions in the United States and Europe, including the 1996 acquisition of Uniroyal Chemical Company, Inc. ("Uniroyal"), the 1999 merger with Witco Corporation ("Witco") and the 2005 acquisition of Great Lakes Chemical Corporation ("Great Lakes"). Since the Great Lakes acquisition, we have progressively focused our portfolio, divesting businesses that did not fit with the strategic criteria we have established for our portfolio. Recent divestitures include our antioxidants and UV stabilizers ("Antioxidant") and Consumer Products businesses during 2013.

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

        We operated as a debtor-in-possession ("DIP") under the protection of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") from March 18, 2009 (the "Petition Date") through November 10, 2010 (the "Effective Date"). From the Petition Date through the Effective Date, our Consolidated Financial Statements were prepared in accordance with Accounting Standards Codification ("ASC") Section 852-10-45, Reorganizations—Other Presentation Matters ("ASC 852-10-45") which requires that financial statements, for periods during the pendency of our voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Chapter 11") filings, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain income, expenses, realized gains and losses and expenses for losses that were realized or incurred in the Chapter 11 cases were recorded in Reorganization items, net in our Consolidated Statements of Operations. In connection with our emergence from Chapter 11 on November 10, 2010, we recorded certain "plan effect" adjustments to our Consolidated Financial Statements as of the Effective Date in order to reflect certain expenses of our plan of reorganization (the "Plan"). As of December 31, 2013, the Bankruptcy Court has entered orders granting final decrees closing all of the Debtors' Chapter 11 cases except the Chapter 11 case of Chemtura Corporation. See Note 17—Emergence from Chapter 11 for a further discussion.

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

  Customer Rebates

        We accrue for the estimated cost of customer rebates as a reduction of sales. Customer rebates are primarily based on customers achieving defined sales targets over a specified period of time. We estimate the cost of these rebates based on the likelihood of the rebate being achieved and recognize the cost as a deduction from sales when such sales are recognized. Rebate programs are monitored on a regular basis and adjusted as required. Our accruals for customer rebates were $10 million and $14 million at December 31, 2013 and 2012, respectively. Customer rebates are included as a reduction to accounts receivable on our Consolidated Balance Sheet.

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

  Other Income (Expense), Net

        Other income (expense), net includes:

(In millions)	2013	2012	2011
Foreign exchange loss	$(7)	$(6)	$(2)
Interest income	3	5	3
Release of cumulative foreign currency translation adjustments from liquidation of entities	13	21	—

	$9	$20	$1

  Allowance for Doubtful Accounts

        Included in accounts receivable are allowances for doubtful accounts in the amount of $11 million in 2013 and 2012. The allowance for doubtful accounts reflects a reserve representing our estimate of the amounts that may not be collectible. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserves, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collection.

  Inventory Valuation

        Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Property, Plant and Equipment

        Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation expense is principally computed on the straight-line method using the following ranges of asset lives: land improvements—3 to 20 years; buildings and improvements—2 to 40 years; machinery and equipment—2 to 25 years; information systems and equipment—2 to 10 years; and furniture, fixtures and other—1 to 10 years. See Note 5—Property, Plant and Equipment for further information.

        Renewals and improvements that significantly extend the useful lives of the assets are capitalized. Capitalized leased assets and leasehold improvements are depreciated over the shorter of their useful lives or the remaining lease term. Expenditures for maintenance and repairs are charged to expense as incurred.

  Intangible Assets

        Patents, trademarks and other intangibles assets are being amortized principally on a straight-line basis using the following ranges for their estimated useful lives: patents—5 to 20 years; trademarks—6 to 40 years; customer relationships—15 to 30 years; production rights—10 years; and other intangibles—5 to 50 years. See Note 6—Goodwill and Intangible Assets for further information.

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

        We evaluate the recoverability of the carrying value of goodwill on an annual basis as of July 31, or when events occur or circumstances change. See Note 6—Goodwill and Intangible Assets for further details.

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

  Environmental Liabilities

        Each quarter, we evaluate and review our estimates for future remediation, operation and management costs directly related to environmental remediation, to determine appropriate environmental reserve amounts. For each site where the cost of remediation is probable and reasonably estimable, we determine the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by us and the anticipated time frame over which payments to implement the remediation plan will occur. At sites where we expect to incur ongoing operations and maintenance expenditures, we accrue on an undiscounted basis, for a period of generally 10 years, those costs which are probable and reasonably estimable.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Litigation and Contingencies

        In accordance with guidance now codified under ASC Topic 450, Contingencies, we record in our Consolidated Financial Statements amounts representing our probable and reasonably estimable liability for claims, litigation and guarantees. As information about current or future litigation or other contingencies becomes available, management assesses whether such information warrants the recording of additional expenses relating to those contingencies. See Note 18—Legal Proceedings and Contingencies for further information.

  Stock-Based Compensation

        We recognize compensation expense for stock-based awards issued over the requisite service period for each separately vesting tranche, as if multiple awards were granted. Stock-based compensation expense is measured at the date of grant, based on the fair value of the award. Stock-based compensation expense recognized was $14 million, $24 million, and $26 million for the years ended December 31, 2013, 2012 and 2011, respectively.

  Translation of Foreign Currencies

        Balance sheet accounts denominated in foreign currencies are translated at the current rate of exchange as of the balance sheet date, while revenues and expenses are translated at average rates of exchange during the periods presented. The cumulative foreign currency adjustments resulting from such translation are included in accumulated other comprehensive loss. Upon complete or substantial liquidation of any of our subsidiaries, the value of the cumulative translation adjustment of such subsidiaries prior to their liquidation is reported in net earnings.

  Cash Flows

        Cash and cash equivalents include bank term deposits with original maturities of three months or less.

        In 2012, we settled approximately $5 million in cash relating to our Chapter 11 cases. The $5 million paid in 2012, was paid from restricted cash. Additionally, in 2012 we issued approximately $26 million of common stock for the settlement of liabilities in accordance with the Plan.

        Cash payments included interest payments of $57 million in 2013, $58 million in 2012 and $57 million in 2011. Cash payments also included income tax payments, net of refunds of $21 million in 2013, $45 million in 2012 and $16 million in 2011.

Accounting Developments

        In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). The guidance in ASU 2013-02 requires an organization to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance in ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. The adoption of this guidance did not have a material impact on our results of operations of financial position because it only provides for enhanced disclosure requirements. Accordingly, we have included the enhanced footnote disclosure (see Note 11—Accumulated Other Comprehensive Loss).

        In March 2013, the FASB issued ASU 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU" 2013-05"). The amendments in ASU 2013-05 address the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 (early adoption is permitted). We do not anticipate the adoption of this amendment will have a material impact on our financial statements.

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

2) ACQUISITIONS AND DIVESTITURES

Acquisitions

  Solaris Acquisition

        On September 26, 2012, we announced that we entered into a Business Transfer Agreement ("BTA") with Solaris ChemTech Industries Limited ("Solaris ChemTech"), an Indian Company, and Avantha Holdings Limited, an Indian Company and the parent company of Solaris ChemTech (collectively, "Solaris"). As provided in the BTA, we have agreed to purchase from Solaris certain assets used in the manufacture and distribution of bromine and bromine chemicals for cash consideration of $142 million and the assumption of certain liabilities. The purchase price is subject to a post-closing net working capital adjustment. The transaction is subject to, among other things, receiving governmental approval for the transfer of rights to the brine resources from which bromine is extracted and is expected to close upon receipt of those approvals, the date of which is not yet known. The parties continue to explore whether there may be an alternative transaction structure to permit a closing of the transaction. However, as of this date, the parties have not yet developed an approach that they can implement.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2) ACQUISITIONS AND DIVESTITURES (Continued)

  DayStar Acquisition

        On February 1, 2011, we announced the formation of DayStar Materials, LLC ("Daystar"), a joint venture with UP Chemical Co. Ltd. ("UP Chemical") that will manufacture and sell high purity metal organic precursors for the rapidly growing LED market in our Industrial Engineered Products segment. DayStar was a 50/50 joint venture and was being accounted for as an equity method investment. We made cash contributions of $6 million in 2011 in accordance with the joint venture agreement.

        On May 15, 2013, we purchased the remaining 50% interest in DayStar from our partner UP Chemical and DayStar became a consolidated entity. The purchase price was $3 million in cash which approximated the fair value of the remaining share of the assets and liabilities, primarily inventory and fixed assets, as of the purchase date. In addition, we reimbursed UP Chemical for a $3 million loan they had made to DayStar.

  ISEM Alliance

        On January 26, 2011, we announced the formation of ISEM S.r.l. ("ISEM"), a strategic research and development alliance with Isagro S.p.A., which would provide us access to two commercialized products and accelerate the development and commercialization of new active ingredients and molecules related to our Chemtura AgroSolutions segment. ISEM is a 50/50 joint venture between us and Isagro S.p.A. and is being accounted for as an equity method investment. Our investment in the joint venture was €20 million ($29 million) which was made in January 2011.

        During 2013, ISEM sold, in two separate transactions, its two product lines for a sum of €38 million ($51 million). We received a return of capital of €15 million ($20 million) and €2 million ($3 million) as a full repayment of a shareholder loan during 2013. The joint venture currently holds accounts receivable, inventory and other administrative and tax accruals. We anticipate the dissolution of this joint venture in 2014, at which time the remaining proceeds will be distributed to the partners.

Discontinued Operations

  Consumer Divestiture

        In October 2013, we entered into a stock purchase agreement to sell our investment in the dedicated legal entities that constituted our Consumer Products business, including dedicated manufacturing plants in the U.S. and South Africa, to KIK Customer Products Inc. ("KIK") for $315 million in cash at closing. On December 31, 2013, we entered into an amendment to the stock purchase agreement, among other matters, to reduce the purchase price by $15 million reflecting the resolution of certain pre-closing matters, and completed the sale of the Consumer Products business for an adjusted purchase price of $300 million and the assumption by KIK of pension and other liabilities totaling approximately $8 million. The purchase price is subject to customary post-closing adjustments, primarily for working capital and assumed pension liabilities. The agreement specified a value of working capital based upon a twelve-month average against which working capital would be measured. To the extent working capital at closing was lower than this value, KIK would be compensated for the difference. If working capital was higher, we would be compensated. The impact of some of these adjustments was estimated in the cash paid at closing and a final reconciliation will occur in the first half of 2014.

        We recognized a pre-tax loss of $24 million ($25 million after-tax loss), which included a $39 million non-cash gain related to the release of accumulated other comprehensive loss ("AOCL") associated with the release of cumulative translation adjustments of the entities sold and the pension obligations transferred.

        In connection with the sale we entered into a transition service agreement and supply contact with KIK to supply products from our Adrian, MI facility. Under the terms of the supply contract, KIK has the option, exercisable for a period of six-months following the closing date, to purchase the net assets of the Adrian facility at a price that is below the carrying value of the net assets. Accordingly, we concluded the net assets of the Adrian facility met the criteria to be classified as assets held for sale and we recorded an impairment charge in December 2013 of $7 million to write-down the property, plant and equipment to its fair value less costs to sell.

        While the transaction represented the sale of stock in the dedicated legal entities that constituted the Consumer Products business, the below chart presents the underlying assets and liabilities of those legal entities as assets and liabilities of discontinued operations. Earnings and direct costs associated with our Consumer Products business have been presented as earnings (loss) from discontinued operations, net of tax in our Consolidated Statements of Operations for the current and comparative periods. All applicable disclosures included in the accompanying footnotes have been updated to reflect the Consumer Products business as a discontinued operation.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2) ACQUISITIONS AND DIVESTITURES (Continued)

(In millions)	December 31, 2013	2012
Cash and cash equivalents	$13	$—
Accounts receivable	55	60
Inventories	64	70
Current domestic tax assets reversed upon sale	7	7
Other current assets, includes foreign deferred tax assets	8	12
Property, plant and equipment	63	64
Intangible assets, net	195	202
Other assets	5	5

Assets	410	420
Accounts payable	16	23
Accrued expenses	14	16
Income taxes payable	—	4
Pension and post-retirement health care liabilities	6	7
Domestic tax liabilities reversed upon sale	44	43
Other liabilities, includes foreign deferred tax liabilities	32	35

Liabilities	112	128

Net Assets	$298	$292

        The following table reconciles the adjusted cash proceeds to the pre-tax loss on the sale:

(In millions)	December 31, 2013
Cash consideration	$300
Pre-closing working capital and other adjustments	(36)

Cash proceeds	264
Less direct items:
Net assets sold or settled, excluding domestic tax liabilities reversed upon sale and included in tax effect	335
Transaction costs and other(1)	10
Post-closing adjustments, obligations and other, net	(18)
Less non-cash items:
Release of AOCL—Pension	5
Release of AOCL—cumulative translation adjustment	(44)

Pre-tax loss on sale of discontinued operations	$(24)

(1)
Transaction costs include legal fees and other direct costs incurred to sell the business since October 1, 2013.

  Antioxidant Divestiture

        In November 2012, we entered into an asset purchase agreement with SK Blue Holdings, Ltd. ("SK"), an affiliate of SK Capital Partners III, L.P., to sell substantially all the assets of our Antioxidant operations (the "Antioxidant Sale"). The assets to be sold included, among others, trade receivables, inventory, our equity interest in two joint ventures, certain dedicated plants in the U.S., France and Germany, and certain dedicated assets in shared facilities. SK also agreed to assume certain liabilities related to the Antioxidant business. We were to retain assets that are shared with our other business components that exist in certain locations globally and utilize those assets under supply agreements with SK.

        In January 2013, we entered into an amended and restated asset purchase and contribution agreement with SK and Addivant USA Holdings Corp. ("Addivant") whereby SK and Addivant agreed, in addition to purchasing substantially all the assets of our Antioxidant business, to assume certain additional pension and environmental liabilities. The agreement provided for the actuarial valuation of net pension liabilities to be assumed to be updated shortly before the closing of the transaction. To the extent the updated values are a reduction of the net pension liability, the difference was to be applied to increase, by an equal amount, the value of the seller note to be issued at closing. To the extent the updated values were an increase in the net pension liability, the increase would be applied in equal amount first to reduce the value of the seller note and then if the seller note was extinguished, as a reduction to the cash consideration.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2) ACQUISITIONS AND DIVESTITURES (Continued)

        In April 2013, we completed the sale of our Antioxidant business to SK and Addivant for consideration of $97 million, $9 million in preferred stock issued by Addivant, a seller note in the amount of $1 million issued by an affiliate of Addivant and the assumption by SK and Addivant of pension, environmental and other liabilities totaling approximately $91 million.

        At closing, the cash consideration was subject to the retention of certain assets, the finalization of pension assets and liabilities and the change in certain working capital components through the closing date. The impact of these adjustments was estimated in the cash paid at closing. During the third quarter of 2013, the net pension liability transferred to Addivant was finalized and the seller note was extinguished by these adjustments. Additionally, we paid $2 million in cash consideration as part of the adjustment. The final working capital adjustment remains to be agreed between the parties.

        Included as part of the consideration, we received 9.2 million shares of Series A Preferred Stock of Addivant with a face value of $9 million. These shares accrue dividends at escalating rates beginning at 7% in the first year and up to 11% in the third year and beyond which are payable upon declaration.

        We recognized a pre-tax loss of $164 million ($155 million after-tax), which included $121 million of non-cash charges related to the release of AOCL associated with the pension obligations transferred, the release of cumulative translation adjustments and the release of our non-controlling interest in a Korean joint venture. In connection with the sale, we entered into several ancillary agreements, including site sharing and supply agreements, a distribution agreement, and a transition service agreement.

        As a result of entering into this transaction beginning in 2012, we determined that discontinued operations treatment applied. Assets and liabilities included in the Antioxidant Sale have been presented as assets and liabilities of discontinued operations as of December 31, 2012. Additionally, earnings and direct costs associated with the Antioxidant business for the periods prior to the date of the sale have been presented as earnings (loss) from discontinued operations, net of tax for the current and comparative periods. All applicable disclosures included in the accompanying footnotes have been updated to reflect the Antioxidant business as a discontinued operation.

        The following is a summary of the assets and liabilities sold or settled related to the Antioxidant business as of April 30, 2013 and the assets and liabilities of discontinued operations as of December 31, 2012.

(In millions)	April 30, 2013	2012
Cash and cash equivalents	$2	$2
Accounts and trade receivable	70	61
Inventories	76	78
Other current assets	2	4
Property, plant and equipment	48	44
Intangible assets, net	14	14
Other assets	32	31

Assets	244	234
Accounts payable	39	29
Accrued expenses	2	4
Income taxes payable	—	1
Pension and post-retirement health care liabilities	81	80
Other liabilities	11	11

Liabilities	133	125

Net Assets	$111	$109

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

        We retained ownership of certain manufacturing assets that will be used to meet our obligations under the supply agreements in Canada, Italy, the United States, Taiwan, Mexico, and Brazil. The minimum terms of the supply agreements range from two to five years. Based on the terms of the supply agreements and the forecasted costs to meet our obligations under those

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2) ACQUISITIONS AND DIVESTITURES (Continued)

agreements, we have fair valued the supply agreements using Level 3 fair value techniques and included a $13 million charge to the loss on sale of discontinued operations in our Consolidated Statement of Operations.

        The following table reconciles the adjusted cash proceeds to the pre-tax loss on the sale:

(In millions)	December 31, 2013
Cash consideration	$97
Retained working capital and other adjustments	(10)
Post-closing adjustments	(2)

Cash proceeds	85
Preferred stock	9
Less direct items:
Net assets sold or settled	111
Transaction costs and other(1)	5
Post-closing obligations and other, net	8
Fair value of supply agreements	13
Less non-cash items:
Release of AOCL—pension	122
Release of AOCL—cumulative translation adjustment	6
Release of non-controlling interest	(7)

Pre-tax loss on sale of discontinued operations	$(164)

(1)
Transaction costs include legal fees and other direct costs incurred to sell the business since April 1, 2013.

  Discontinued Operations—Consumer Products ("Consumer") and Antioxidant Divestitures

        Earnings (loss) from discontinued operations for the years ended December 31, 2013, 2012 and 2011 and the loss from the sale of discontinued operations for the year ended December 31, 2013 consists of the following:

	Year Ended
(in millions)	2013	2013	2013	2012	2012	2012	2011	2011	2011
	Consumer	Antioxidant	Total	Consumer	Antioxidant	Total	Consumer	Antioxidant	Total
Net Sales	$408	$123	$531	$433	$387	$820	$422	$419	$841

Earnings (loss) from discontinued operations:
Pre-tax earnings (loss)	$24	$4	$28	$33	$(45)	$(12)	$29	$31	$60
Income tax (expense) benefit	(3)	—	(3)	(2)	11	9	(3)	(5)	(8)

Earnings (loss), net of taxes	21	4	25	31	(34)	(3)	26	26	52
Net loss (earnings) attributable to non-controlling interests	—	—	—	—	1	1	—	(1)	(1)

Earnings (loss), net of taxes—attributable to Chemtura	$21	$4	$25	$31	$(33)	$(2)	$26	$25	$51

Loss on sale of discontinued operations:
Pre-tax loss	$(24)	$(164)	$(188)
Income tax (expense) benefit(a)	(1)	9	8

Net loss	$(25)	$(155)	$(180)

(a)
Income tax expense on the sale of our Consumer Products business is primarily a cash tax charge for estimated U.S. Federal alternative minimum tax and state taxes. Deferred taxes in our non-U.S. entities are included in the calculation of the pre-tax loss on sale. However, the reversal of deferred tax assets and liabilities of our U.S. entities are included in tax expense, reflecting the election made to treat the sale of stock of the U.S. legal entities in the transaction as a sale of assets. The reversal of these U.S. net deferred tax liabilities increased the value of our consolidated U.S. net deferred tax assets against which we provide a valuation allowance. The result was that there was no net deferred tax expense. The income tax benefit on the sale of our Antioxidant business is primarily related to the domestic tax impacts of the release of AOCL related to pensions that was not offset by a valuation allowance and reduced by tax expense in various foreign jurisdictions.

        A portion of certain functional and other expenses that are managed company-wide that are allocated to the Antioxidant and Consumer Products businesses have not or will not transfer directly under the respective sale agreements. As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under earnings (loss) from discontinued operations, net of tax. These costs are as follows:

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2) ACQUISITIONS AND DIVESTITURES (Continued)

(In millions)	2013	2012	2011
Antioxidant	$6	$13	$15
Consumer Products	14	13	15
Amortization expense(a)	(8)	(14)	(16)

Net increase in Corporate Segment	$12	$12	$14

(a)
Our Corporate segment included amortization expense which related directly to the Antioxidant and Consumer Products businesses which is now included in earnings (loss) from discontinued operations, net of tax.

Other Dispositions

  Tetrabrom Joint Venture Divestiture

        On November 28, 2011, we sold our 50% interest in Tetrabrom Technologies Ltd. for net consideration of $38 million. The consideration will be paid in equal annual installments over a three-year period. The first and second payments, net of tax, were paid in April 2012 and April 2013. A pre-tax gain of $27 million was recorded on the sale in the fourth quarter of 2011.

3) RESTRUCTURING AND ASSET IMPAIRMENT ACTIVITIES

Restructuring

        In February 2013, our Board approved a restructuring plan providing for, among other things, actions to reduce stranded costs related to divestitures. This plan is expected to preserve pre-divestiture operating margins following our portfolio changes. On October 9, 2013, the Board approved additional restructuring actions to consolidate our business' organizational structure in an effort to streamline the organization and gain efficiencies and additional cost savings. In December 2013, we substantially completed employee communications and the consultation process regarding the closure of our Droitwich, UK facility and consolidation of those operations into our Perth Amboy, NJ facility, in order to improve our competitiveness in the current economic environment. We recorded a pre-tax charge of $44 million in the year ended December 31, 2013, which included $27 million for severance and related costs, $15 million for professional fees, $1 million for accelerated depreciation of property, plant and equipment, and $1 million for accelerated asset retirement obligations. We expect to incur approximately $7 million to $10 million in 2014 primarily for accelerated depreciation and decommissioning costs.

        In April 2012, our Board approved a restructuring plan providing for, among other things, the closure of our Antioxidant business manufacturing facility in Pedrengo, Italy. The Board also approved actions to improve the operating effectiveness of certain global corporate functions. This plan was intended to achieve significant gains in efficiency and costs. The total cost of the restructuring plan was estimated to be approximately $40 million of which approximately $6 million consisted of non-cash charges. During 2012, we recorded pre-tax charges of $33 million which included $4 million for accelerated depreciation of property, plant and equipment included in depreciation and amortization, $2 million for accelerated asset retirement obligations included in cost of goods sold ("COGS"), $12 million for severance and professional fees related to corporate initiatives, $5 million for severance and other obligations related to the Pedrengo closure and $10 million reflecting the write-off of a receivable for which collection is no longer probable as a result of the restructuring actions. We recorded an additional pre-tax charge of $1 million in 2013, primarily for accelerated depreciation and relocation costs related to the Pedrengo closure. All charges related to the Pedrengo closure have been included in loss from discontinued operations, net of tax, as this plant formed part of our Antioxidants business. The Pedrengo plant ceased operations on March 31, 2013 and asset retirement work has been completed. We have retained this property under the terms of the sale of the Antioxidants business and anticipate selling it after all remediation work is completed.

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

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3) RESTRUCTURING AND ASSET IMPAIRMENT ACTIVITIES (Continued)

        A summary of the changes in the liabilities established for restructuring programs is as follows:

(In millions)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at January 1, 2011	$1	$—	$1
Facility closure, severance and related costs	3	—	3
Cash payments	(3)	—	(3)

Balance at December 31, 2011	1	—	1
Facility closure, severance and related costs:
Continuing operations	6	5	11
Discontinued operations	6	—	6
Cash payments	(5)	(5)	(10)

Balance at December 31, 2012	8	—	8
Facility closure, severance and related costs:
Continuing operations	27	15	42
Discontinued operations	—	1	1
Cash payments	(19)	(14)	(33)
Reclassifications	(2)	—	(2)

Balance at December 31, 2013	$14	2	$16

        At December 31, 2013, $15 million of these reserves were included in accrued expenses and $1 million was included in accounts payable in our Consolidated Balance Sheet. At December 31, 2012, the balance of these reserves were included in accrued expenses in our Consolidated Balance Sheet.

Chapter 11 Reorganization Initiatives

        In January 2010, our Board approved an initiative involving the consolidation and idling of certain assets within the Great Lakes Solutions business operations in El Dorado, Arkansas, which was approved by the Bankruptcy Court on February 23, 2010. In addition, in the first quarter of 2011, our joint venture partner informed us that they would exercise their right to purchase our interest in our Tetrabrom joint venture in the Middle East that supplied a brominated flame retardant to us. The sale of our 50% interest in Tetrabrom Technologies Ltd. was completed in November 2011.

        As a result of our reorganization initiatives, we recorded a pre-tax charge of $3 million in 2011 primarily for asset impairments and accelerated depreciation.

Asset Impairments

        In accordance with ASC Topic 350, Intangibles—Goodwill and Other ("ASC 350") and ASC Topic 360, Property, Plant and Equipment ("ASC 360"), we recorded pre-tax charges totaling $7 million in 2013 and $47 million in 2012 to earnings (loss) from discontinued operations, net of tax and $4 million in 2011 to impairment charges in our Consolidated Statements of Operations.

        During the first two quarters of 2013, we completed an assessment of the possible sale of the Consumer Products business. As of March 31, 2013 and June 30, 2013, we considered it more-likely-than-not that the initiative would become effective during 2013. In performing the impairment analysis, we probability weighted the possible outcomes of the initiative as of March 31, 2013 and June 30, 2013. Based on this analysis, the expected undiscounted cash flows were sufficient to recover the carrying values of assets of the Consumer Products business. As a result, we concluded that no impairment existed at March 31, 2013 or June 30, 2013.

        In September 2013, when we met the criteria to record assets held for sale, we again performed an impairment analysis of the Consumer Products Business. We probability weighted the fair value less cost to sell under different fair value models, as a proxy for an agreed upon purchase price, and found the fair value less cost to sell was sufficient to recover the carrying value of the net assets to be sold as of September 30, 2013. As a result, we concluded that no impairment existed at September 30, 2013.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3) RESTRUCTURING AND ASSET IMPAIRMENT ACTIVITIES (Continued)

        On December 31, 2013, we completed a stock sale of our investment in dedicated legal entities of our Consumer Products business. In connection with the sale we entered into a supply contact with KIK to supply products from our Adrian, MI facility. Under the terms of the supply contract, KIK has the option, exercisable for a period of six-months following the closing date, to purchase the net assets of the Adrian facility at a price that is below the carrying value of the net assets. Accordingly, we concluded that the net assets of the Adrian facility met the criteria to be classified as assets held for sale and based on the expected selling price we recorded an impairment charge in December 2013 of $7 million to write-down the property, plant and equipment to its estimated fair value which is included in earnings from discontinued operations, net of tax in our Consolidated Statement of Operations.

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

4) INVENTORIES

(In millions)	2013	2012
Finished goods	$288	$280
Work in process	34	27
Raw materials and supplies	93	91

	$415	$398

        Included in the above net inventory balances are inventory obsolescence reserves of approximately $21 million and $14 million at December 31, 2013 and 2012, respectively.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

5) PROPERTY, PLANT AND EQUIPMENT

(In millions)	2013	2012
Land and improvements	$74	$67
Buildings and improvements	216	190
Machinery and equipment	1,239	1,152
Information systems and equipment	173	183
Furniture, fixtures and other	29	28
Construction in progress	94	108

	1,825	1,728
Less: accumulated depreciation	1,101	1,073

	$724	$655

        Depreciation expense from continuing operations amounted to $82 million, $80 million and $81 million for 2013, 2012 and 2011, respectively. Depreciation expense from continuing operations includes accelerated depreciation of certain fixed assets associated with our restructuring programs of $1 million for 2013 and $2 million for 2011.

6) GOODWILL AND INTANGIBLE ASSETS

Goodwill

        Goodwill by reportable segment is as follows:

	Industrial Performance Products
(In millions)	Gross Goodwill	Accumulated Impairments	Net Goodwill
Balance at December 31, 2011	$264	$(90)	$174
Foreign currency translation	3	—	3

Balance at December 31, 2012	267	(90)	177
Foreign currency translation	2	—	2

Balance at December 31, 2013	$269	$(90)	$179

        We have elected to perform our annual goodwill impairment procedures for all of our reporting units in accordance with ASC Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill ("ASC 350-20") as of July 31, or sooner, if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below the carrying value. We estimate the fair value of our reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods (Level 3 inputs as described in Note 15—Financial Instruments and Fair Value Measurements). The assessment is required to be performed in two steps: step one to test for a potential impairment of goodwill and, if a potential impairment is identified, step two to measure the impairment loss through a full fair valuing of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting. We concluded that no goodwill impairment existed in any of our reporting units based on the annual reviews as of July 31, 2013 and 2012.

        We continually monitor and evaluate business and competitive conditions that affect our operations and reflects the impact of these factors in our financial projections. If permanent or sustained changes in business or, competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

6) GOODWILL AND INTANGIBLE ASSETS (Continued)

Intangible Assets

        Our intangible assets (excluding goodwill) are comprised of the following:

	2013			2012
(In millions)	Gross Value	Accumulated Amortization	Net Intangibles	Gross Value	Accumulated Amortization	Net Intangibles
Patents	$91	$(52)	$39	$85	$(48)	$37
Trademarks	68	(34)	34	68	(31)	37
Customer relationships	42	(18)	24	41	(15)	26
Production rights	46	(37)	9	46	(32)	14
Other	81	(45)	36	74	(42)	32

Total	$328	$(186)	$142	$314	$(168)	$146

        The increase in gross intangible assets since December 31, 2012 is due to additions of $13 million and foreign currency translation of $3 million offset by the write-off of $2 million related to fully amortized intangibles (offset within accumulated amortization).

        Amortization expense from continuing operations related to intangible assets amounted to $19 million in 2013, $20 million in 2012 and $22 million in 2011. Estimated amortization expense of intangible assets for the next five fiscal years is as follows: $18 million (2014), $16 million (2015), $11 million (2016) $11 million (2017) and $11 million (2018).

7) DEBT

        Our debt is comprised of the following:

(In millions)	2013	2012
5.75% Senior Notes due 2021, with an effective interest rate of 5.83% in 2013	$450	$—
7.875% Senior Notes due 2018, net of unamortized discount of $1 million in 2013 and $3 million in 2012 with an effective interest rate of 8.90% in 2013 and 8.19% in 2012	100	452
Term Loan due 2016, net of unamortized discount of $2 million in 2013 and 2012 with an effective interest rate of 5.39% in 2013 and 5.70% in 2012	316	418
Other borrowings	32	6

Total Debt	898	876
Less: Short-term borrowings	(2)	(3)
Less; Current portion of other long-term debt	(5)	—
Less: Current portion of Term Loan	(110)	(2)

Total Long-Term Debt	$781	$871

Tender Offer & New Bond Offering

        On June 10, 2013, we launched a cash tender offer and consent solicitation with respect to any and all of our outstanding $455 million aggregate principal amount of 7.875% Senior Notes due 2018 (the "2018 Senior Notes") pursuant to our Offer to Purchase and Consent Solicitation Statement (the "Offer to Purchase"). The requisite consent solicitation was required to adopt proposed amendments to the indenture governing the 2018 Senior Notes (the "2018 Indenture") that would eliminate substantially all of the restrictive covenants, certain events of default and related provisions contained in the 2018 Indenture. Subject to the terms and conditions set forth in the Offer to Purchase, holders who validly tendered their notes on or prior to June 21, 2013 (the "Consent Date") received total consideration of $1,117.50 per $1,000 principal amount of the 2018 Senior Notes accepted for purchase, which included a consent payment of $30 per $1,000 principal amount of the notes. As of July 5, 2013, holders of $348 million or approximately 76.56% of the 2018 Senior Notes, had tendered such 2018 Senior Notes and consented to the proposed amendments to the 2018 Indenture.

        On July 8, 2013, we amended the terms of the Offer to Purchase to extend the expiration date to July 19, 2013 to meet the terms of the Financing Condition (as defined in the Offer to Purchase). Holders who validly tendered their 2018 Senior Notes after the Consent Date but on or prior to July 19, 2013, received the tender offer consideration of $1,087.50 per $1,000 principal

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7) DEBT (Continued)

amount of the 2018 Senior Notes accepted for purchase but were not entitled to the consent payment. As of July 19, 2013, additional holders of $6 million or approximately 1.33% of the 2018 Senior Notes, had tendered such 2018 Senior Notes and Solicitation and consented to the proposed amendments to the 2018 Indenture.

        On July 18, 2013, we undertook a registered public offering of $450 million of 5.75% Senior Notes due 2021 (the "2021 Senior Notes"), for the purposes of funding the purchase under the terms of the Offer to Purchase all of the 2018 Senior Notes tendered, expenses related to the offering and a prepayment of our senior secured term loan facility due 2016 (the "Term Loan"). On July 23, 2013, the 2021 Senior Notes offering closed and the majority of the proceeds were used to complete the purchase of the 2018 Senior Notes tendered in response to the Offer to Purchase. With the purchase of the tendered 2018 Senior Notes complete, the amendments to the 2018 Indenture that eliminated substantially all of the restrictive covenants, certain events of default and related provisions became effective.

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

        On July 23, 2013, we used the balance of the proceeds from the offering of the 2021 Senior Notes, after completing the purchase of the 2018 Senior Notes tendered and paying transaction costs, of approximately $45 million and approximately $5 million of cash on hand to prepay $50 million of principal of our Term Loan. On July 31, 2013, we prepaid an additional $50 million of Term Loan principal with cash on hand.

Financing Facilities

  2018 Senior Notes

        In August 2010, we completed a $455 million private placement offering under Securities and Exchange Commission ("SEC") Rule 144A for the 2018 Senior Notes at an issue price of 99.269% in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933. The 2018 Senior Notes were exchanged in June 2011 for identical registered 2018 Senior Notes. In July 2013, we purchased $354 million of the $455 million outstanding balance with proceeds from the 2021 Senior Notes offering.

        At any time prior to September 1, 2014, we may redeem some or all of the remaining 2018 Senior Notes at a redemption price equal to 100% of the principal amount thereof plus a make-whole premium (as defined in the indenture) and accrued and unpaid interest up to, but excluding, the redemption date. We may also redeem some or all of the remaining 2018 Senior Notes at any time on or after September 1, 2014, with the redemption prices being, prior to September 1, 2015, 103.938% of the principal amount, on or after September 1, 2015 and prior to September 1, 2016, 101.969% of the principal amount and thereafter 100% plus any accrued and unpaid interest to the redemption date.

        When issued in 2010, our 2018 Senior Notes contain covenants that limited our ability to enter into certain transactions, such as incurring additional indebtedness, creating liens, paying dividends, and entering into dispositions and joint ventures. With the purchase of the tendered 2018 Senior Notes under the Offer to Purchase complete, the amendments to the 2018 Indenture that eliminated substantially all of the restrictive covenants, certain events of default and related provisions became effective.

        Our 2018 Senior Notes are now subject to only limited events of default including failure to pay principal or interest.

  2021 Senior Notes

        At any time prior to July 15, 2016, we are permitted to redeem some or all of the 2021 Senior Notes at a redemption price equal to 100% of the principal amount thereof plus a make-whole premium (as defined in the indenture governing the 2021 Senior Notes (the "2021 Indenture")) and accrued and unpaid interest up to, but excluding, the redemption date. At any time after July 15, 2016, we are permitted to redeem some or all of the 2021 Senior Notes at any time, with the redemption prices being, prior to July 15, 2017, 104.313% of the principal amount; on or after July 15, 2017 and prior to July 15, 2018, 102.875% of the principal amount; on or after July 15, 2018 and prior to July 15, 2019, 101.438% of the principal amount; and thereafter 100% of the principal amount, in each case plus any accrued and unpaid interest to the redemption date. In addition, prior to July 15, 2016, we may redeem up to 35% of the 2021 Senior Notes from the proceeds of certain equity offerings at a redemption price of 105.75% plus accrued but unpaid interest to the redemption date. If we experience certain kinds of changes in control, as defined in the 2021 Indenture, we may be required to offer to repurchase all of the 2021 Senior Notes at a redemption price

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7) DEBT (Continued)

(subject to limitations as described in the 2021 Indenture) equal to 101% of the aggregate principal amount plus accrued and unpaid interest.

        Our 2021 Senior Notes contain covenants that limit our ability to enter into certain transactions, such as incurring secured debt and subsidiary debt and entering into sale and lease-back transactions.

        Our 2021 Senior Notes are subject to certain events of default, including, among others, breach of other agreements in the 2021 Indenture; any guarantee of a significant subsidiary ceasing to be in full force and effect; a default by us or our restricted subsidiaries under any bonds, debentures, notes or other evidences of indebtedness of a certain amount, resulting in its acceleration; and certain events of bankruptcy or insolvency.

  Term Loan

        In August 2010, we entered into the Term Loan with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%. The Term Loan permitted us to increase the size of the facility with an accordion feature by up to $125 million. On October 31, 2012, we exercised the accordion feature of our Term Loan and borrowed the additional $125 million for the purpose of funding potential investment opportunities and for general corporate purposes. Accordingly, we recognized a $1 million charge for the year ended December 31, 2012 for loss on early extinguishment of debt resulting from the write-off of deferred financing costs and miscellaneous fees. An additional $1 million in arranger fees were written-off to interest expense for the year end December 31, 2012. During 2013, we repaid $102 million of the Term Loan with proceeds from the 2021 Senior Notes offering and cash on hand. In January 2014, we repaid an additional $110 million of the Term Loan with proceeds from the sale of the Consumer Products business. In light of this transaction, we classified the $110 million as short-term borrowings in our Consolidated Balance Sheet as of December 31, 2013.

        Borrowings under the Term Loan (due in 2016), prior to an amendment in October 2013, bore interest at a rate per annum equal to, at our election, (i) 3.0% plus the Base Rate (defined as the higher of (a) the Federal Funds rate plus 0.5%; (b) Bank of America's published prime rate; and (c) the Eurodollar Rate plus 1%) or (ii) 4.0% plus the Eurodollar Rate (defined as the higher of (a) 1.5% and (b) the current LIBOR adjusted for reserve requirements).

        In October 2013, we entered into Amendment No. 2 to the Term Loan which, among other things, (i) reduces the interest rate and LIBOR floor on the term loans outstanding under the Term Loan agreement (the "term loans"), (ii) provides for a 1% prepayment premium if the term loans are refinanced with certain specified refinancing debt within 6 months, (iii) introduces scheduled quarterly amortization of the term loans in the amount of 1% annually, and (iv) permits additional flexibility under certain of our operating covenants (including but not limited to additional flexibility for debt, investments, restricted payments and dispositions) in the Term Loan agreement. The amendment became effective on October 30, 2013.

        Borrowings under the amended Term Loan bear interest at a rate per annum equal to, at our election, (i) 1.75% plus the Base Rate (defined as the higher of (a) the Federal Funds rate plus 0.5%; (b) Bank of America's published prime rate; and (c) the Eurodollar Rate plus 1%) or (ii) 2.75% plus the Eurodollar Rate (defined as the higher of (a) 0.75% and (b) the current LIBOR adjusted for reserve requirements).

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

        We may, at our option, prepay the outstanding aggregate principal amount on the Term Loan advances in whole or ratably in part along with accrued and unpaid interest on the date of the prepayment, subject to a 1% prepayment premium if the Term Loan advances are refinanced with certain specified refinancing debt within 6 months.

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

        Additionally, the Term Loan requires that we meet certain financial maintenance covenants including a maximum Secured Leverage Ratio (net of unrestricted cash, as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7) DEBT (Continued)

Coverage Ratio (as defined in the agreement) of 3.0:1.0. Additionally, the Term Loan contains a covenant related to the repayment of excess cash flow (as defined in the agreement). As of December 31, 2013, we were in compliance with the covenant requirements of the Term Loan.

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

  ABL Facility

        In November 2010, we entered into a five-year senior secured revolving credit facility available through 2015 (the "ABL Facility") with Bank of America, N.A., as administrative agent and the other lenders party thereto for an amount up to $275 million, subject to availability under a borrowing base, and included a $125 million letter of credit sub-facility.

        The revolving loans under the ABL Facility, prior to a December 2013 amendment, bore interest at a rate per annum which, at our option, was either: (a) a base rate (the highest of (i) Bank of America, N.A.'s "prime rate," (ii) the Federal Funds Effective Rate plus 0.5% and (iii) the one-month LIBOR plus 1.00%) plus a margin of between 2.25% and 1.75% based on the average excess availability under the ABL Facility for the preceding quarter; or (b) the current reserve adjusted LIBOR plus a margin of between 3.25% and 2.75% based on the average excess availability under the ABL Facility for the preceding quarter.

        In December 2013, we amended and restated the ABL Facility. The new five-year senior secured revolving credit facility available through 2018 provides for $175 million available to our domestic subsidiaries (the "US ABL Facility") and €60 million available to Chemtura Sales Europe B.V., a Netherlands subsidiary (the "Foreign ABL Facility", and together with the US ABL Facility, the "2018 ABL Facility"), subject in each case to availability under a borrowing base. The 2018 ABL Facility provides a $125 million letter of credit sub-facility.

        The revolving loans under the 2018 ABL Facility will bear interest at a rate per annum which, at our option, can be either: (a) a base rate (which varies depending on the currency in which the loans are borrowed) plus a margin of between 0.50% and 1.00% for loans denominated in U.S. dollars or between 1.50% and 2.00% for loans denominated in other currencies, in each case based on the average excess availability under the 2018 ABL Facility for the preceding quarter; or (b) the current reserve adjusted Eurocurrency Rate plus a margin of between 1.50% and 2.00% based on the average excess availability under the 2018 ABL Facility for the preceding quarter.

        Our obligations (and the obligations of the other borrowing subsidiaries) under the US ABL Facility will continue to be guaranteed on a secured basis by all of the existing domestic subsidiaries that were borrowers or guarantors prior to the amendment of the 2015 ABL Facility, and by certain of our future direct and indirect domestic subsidiaries (collectively, the "US Loan Parties"). The obligations under the Foreign ABL Facility are guaranteed on a secured basis by Chemtura Europe GmbH, a Swiss subsidiary, and are guaranteed and secured on a junior priority basis by the US Loan Parties.

        The obligations and guarantees under the US ABL Facility will continue to be secured by (i) a first-priority security interest in the US Loan Parties' existing and future inventory and accounts receivable, together with general intangibles relating to inventory and accounts receivable, contract rights under agreements relating to inventory and accounts receivable, documents relating to inventory, supporting obligations and letter-of-credit rights relating to inventory and accounts receivable, instruments evidencing payment for inventory and accounts receivable; money, cash, cash equivalents, securities and other property held by the Administrative Agent or any lender under the US ABL Facility; deposit accounts, credits and balances with any financial institution with which any US Loan Party maintains deposits and which contain proceeds of, or collections on, inventory and accounts receivable; books, records and other property related to or referring to any of the foregoing and proceeds of any of the foregoing (the "US ABL Priority Collateral"); and (ii) a second-priority security interest in substantially all of the US Loan Parties' other assets (the "Term Loan Priority Collateral"), including (x) 100% of the capital stock of US Loan Parties' direct domestic subsidiaries held by the US Loan Parties and 100% of the non-voting capital stock of the US Loan Parties' direct foreign subsidiaries held by the US Loan Parties, and (y) 65% of the voting capital stock of the US Loan Parties' direct foreign subsidiaries (to the extent held by the US Loan Parties), in each case subject to certain exceptions set forth in the 2018 ABL Facility Agreement and the related loan documentation. The obligations and guarantees under the Foreign ABL Facility are secured by (i) a first priority security interest on certain of Chemtura Sales Europe B.V., a Netherlands accounts receivable and receivables collection accounts and certain of Chemtura Europe GmbH's inventory; (ii) a second-priority security interest in the US ABL Priority Collateral; and (iii) a third-priority security interest in the Term Loan

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7) DEBT (Continued)

Priority Collateral; in each case subject to certain exceptions set forth in the 2018 ABL Facility and the related loan documentation.

        Mandatory prepayments of the loans under the US ABL Facility (and cash collateralization of outstanding letters of credit) shall be required (i) to the extent the usage of the US ABL Facility exceeds the lesser of (x) the borrowing base for the US ABL Facility and (y) the then effective commitments under the US ABL Facility, and mandatory prepayments of the loans under the Foreign ABL Facility shall be required (i) to the extent the usage of the Foreign ABL Facility exceeds the lesser of (x) the borrowing base for the Foreign ABL Facility and (y) the then effective commitments under the Foreign ABL Facility. Mandatory prepayments of the loans under the 2018 ABL Facility (and cash collateralization of outstanding letters of credit) shall also be required, subject to exceptions, thresholds and reinvestment rights, with the proceeds of certain sales or casualty events of assets on which the 2018 ABL Facility have a first priority security interest (but, solely during a cash dominion period).

        The 2018 ABL Facility Agreement contains certain affirmative and negative covenants (applicable to us, the other borrowing subsidiaries, the guarantors and their respective subsidiaries other than unrestricted subsidiaries), including, without limitation, covenants requiring financial reporting and notices of certain events, and covenants imposing limitations on incurrence of indebtedness and guaranties; liens; loans and investments; asset dispositions; dividends, redemptions, and repurchases of stock and prepayments, redemptions and repurchases of certain indebtedness; mergers, consolidations, acquisitions, joint ventures or creation of subsidiaries; material changes in business; transactions with affiliates; restrictions on distributions from restricted subsidiaries and granting of negative pledges; changes in accounting and reporting; sale leasebacks; and speculative transactions, and a springing financial covenant requiring a minimum trailing four quarter fixed charge coverage ratio of 1.0 to 1.0 at all times during (A) any period from the date when the amount available for borrowings under the 2018 ABL Facility falls below the greater of (i) $25 million and (ii) 10% of the aggregate commitments to the date such available amount has been equal to or greater than the greater of (i) $25 million and (ii) 10% of the aggregate commitments for 30 consecutive days, or (B) any period from the date when the amount available for borrowings under the US ABL Facility falls below the greater of (i) $18 million and (ii) 10% of the aggregate commitments under the US ABL Facility to the date such available amount has been equal to or greater than the greater of (i) $18 million and (ii) 10% of the aggregate commitments under the US ABL Facility for 30 consecutive days.

        The 2018 ABL Facility Agreement contains certain events of default (applicable to us, the other borrowers, the guarantors and their respective restricted subsidiaries), including nonpayment of principal, interest, fees or other amounts, violation of covenants, material inaccuracy of representations and warranties, cross-default to material indebtedness, certain events of bankruptcy and insolvency, material judgments, certain ERISA events, a change in control, and actual or asserted invalidity of liens or guarantees or any collateral document, in certain cases subject to the threshold amounts and grace periods set forth in the 2018 ABL Facility Agreement.

        At December 31, 2013 and 2012, we had no borrowings under the ABL Facility and the 2018 ABL Facility, but we had $14 million at December 31, 2013 and 2012 of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility. At December 31, 2013 and 2012, we had approximately $237 million and $199 million, respectively, of undrawn availability under the ABL Facility and the 2018 ABL Facility.

  Other Facilities

        In December 2012, we entered into a CNY 250 million (approximately $40 million) 5 year secured credit facility available through December 2017 (the "China Bank Facility") with Agricultural Bank of China, Nantong Branch ("ABC Bank"). The China Bank Facility is being used for funding construction of our manufacturing facility in Nantong, China. The China Bank Facility is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd. The loans under the China Bank Facility bear interest at a rate determined from time to time by ABC Bank base on the prevailing People Bank of China Lending Rate. At December 31, 2013, we had borrowings of $17 million under the China Bank Facility. Repayments of principal will be made in semi-annual installments from December 2014 through December 2017.

        In March 2013, we entered into a promissory note in the principal sum of $7 million with a term of six years bearing interest at a rate of 5.29% per annum to finance the cost of certain information technology software licenses. The principal of note is to be repaid in equal monthly installments over its term.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7) DEBT (Continued)

Maturities

        At December 31, 2013, the scheduled maturities of debt are as follows: 2014—$118 million; 2015—$11 million; 2016—$213 million; 2017—$2 million; 2018—$103 million and thereafter $451 million.

8) LEASES

        At December 31, 2013, minimum rental commitments, primarily for buildings, land and equipment under non-cancelable operating leases, net of sublease income, amounted to $10 million (2014), $8 million (2015), $6 million (2016), $5 million (2017), $4 million (2018), $14 million (2019 and thereafter) and $47 million in the aggregate. Sublease income is not significant in future periods. Rental expenses under operating leases, net of sublease income were $23 million (2013), $24 million (2012) and $21 million (2011). Sublease income was less than $1 million in 2013, 2012 and 2011.

        Future minimum lease payments under capital leases at December 31, 2013 were not significant.

        Real estate taxes, insurance and maintenance expenses are generally our obligations and, accordingly, were not included as part of rental payments. It is expected that in the normal course of business, leases that expire will be renewed or replaced by similar leases.

9) INCOME TAXES

        The components of (loss) earnings from continuing operations before income taxes and the income tax expense (benefit) are as follows:

(In millions)	2013	2012	2011
Pre-tax (Loss) Earnings from Continuing Operations:
Domestic	$(105)	$26	$(5)
Foreign	101	103	90

	$(4)	$129	$85

Income Tax Expense (Benefit)
Domestic
Current	$—	$—	$1
Deferred	(1)	—	3

	(1)	—	4
Foreign
Current	17	23	22
Deferred	2	3	(9)

	19	26	13
Total
Current	17	23	23
Deferred	1	3	(6)

	$18	$26	$17

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

9) INCOME TAXES (Continued)

        The expense (benefit) for income taxes from continuing operations differs from the Federal statutory rate for the following reasons:

(In millions)	2013	2012	2011
Income tax (benefit) expense at the U.S. statutory rate	$(1)	$45	$30
Foreign rate differential	(17)	(4)	(21)
Valuation allowances	21	(25)	(11)
U.S. tax on foreign earnings	26	28	28
Nondeductible reorganizational expenses	—	1	3
Nondeductible expenses, other	7	2	1
Nondeductible stock compensation	1	1	1
Depletion	(3)	(3)	(2)
Income tax credits	(6)	(18)	(14)
Taxes attributable to prior periods	(11)	(1)	2
Other, net	1	—	—

Income tax expense	$18	$26	$17

        Deferred taxes are recorded based on differences between the book and tax basis of assets and liabilities using currently enacted tax rates and regulations. The components of the deferred tax assets and liabilities are as follows:

(In millions)	2013	2012
Deferred tax assets:
Pension and other post-retirement liabilities	$61	$151
Net operating loss carryforwards	387	389
Other accruals	15	23
Tax credit carryforwards	128	99
Accruals for environmental remediation	29	25
Intangibles	5	11
Inventories and other	20	21
Financial instruments	1	2

Total deferred tax assets	646	721
Valuation allowance	(529)	(628)

Net deferred tax assets after valuation allowance	117	93

Deferred tax liabilities:
Unremitted foreign earnings of subsidiaries	(36)	(18)
Property, plant and equipment	(72)	(64)
Other	(11)	(11)

Total deferred tax liabilities	(119)	(93)

Net deferred tax liability after valuation allowance	$(2)	$—

        Net current and non-current deferred taxes from each tax jurisdiction are included in the following accounts:

(In millions)	2013	2012
Net current deferred taxes
Other current assets	$10	$5
Other current liabilities	(3)	(15)
Net non-current deferred taxes
Other assets	25	27
Other liabilities	(34)	(17)

        We had valuation allowances related to U.S. operations of $506 million, $605 million and $652 million at December 31, 2013, 2012 and 2011, respectively. We had valuation allowances related to foreign operations of $23 million, $23 million and $43 million at December 31, 2013, 2012 and 2011, respectively. A valuation allowance has been provided for deferred tax assets

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

9) INCOME TAXES (Continued)

where it is more likely than not these assets will expire before we are able to realize their benefit. Of the $99 million reduction in the total valuation allowance during 2013, $57 million was recorded to the income tax expense in our Consolidated Statements of Operations and $42 million was recorded to other comprehensive loss in our Consolidated Balance Sheet. During 2013, due to the sale of our Antioxidants business, the value of the pension deferred asset and the associated valuation allowance both decreased by $33 million. Of the $67 million reduction in the total valuation allowance during 2012, $57 million was recorded to the income tax expense in our Consolidated Statements of Operations and $10 million was recorded to other comprehensive loss in our Consolidated Balance Sheet. This valuation allowance will be maintained until it is more likely than not that remaining deferred assets will be realized. When this occurs, our income tax expense will be reduced by a decrease in our valuation allowance, which could have a significant impact on our future earnings.

        The components of our gross net operating loss ("NOL") are as follows:

(In millions)	2013	2012
Federal NOL	$974	$972
State NOL	$1,034	$1,165
Foreign NOL	$141	$109

        State and foreign NOL and credits expire 2014-2032, federal credits expire 2014-2032 and federal NOL expire 2024-2032. As a result of our emergence from Chapter 11 Bankruptcy in 2010, we will be subject to annual federal NOL limitations under Internal Revenue Code ("IRC") Section 382 in the future. Our federal NOL annual limitation will be in the range of $59 million to $77 million starting in 2013 and beyond. For 2014, the cumulative federal NOL available for use is approximately $372 million, subject to adjustment upon audit, if any. At December 31, 2013, we had federal and state tax credit carryforwards of $125 million and $3 million, respectively. At December 31, 2012, we had federal and state tax credit carryforwards of $96 million and $3 million, respectively.

        We anticipate that we will repatriate the undistributed earnings of certain foreign subsidiaries. For the year ended December 31, 2013, we increased by $18 million, the amount of the net deferred tax liability we provide for the U.S. tax consequences of these repatriations. In 2013, this increase has been offset by an equal increase to our foreign tax credits, and as such, had no effect on the tax expense recognized in our Consolidated Statements of Operations. We consider undistributed earnings of all other foreign subsidiaries to be indefinitely invested in their operations. At December 31, 2013, such undistributed earnings deemed to be indefinitely reinvested in foreign operations amounted to $756 million.

        We also have not recognized a deferred tax liability for the difference between the book basis and tax basis of investments in the common stock of foreign subsidiaries. Such differences relate primarily to the unremitted earnings of both Witco's and Great Lakes' foreign subsidiaries prior to their mergers with us. The basis difference in subsidiaries of Witco, acquired on September 1, 1999, is approximately $218 million and the basis difference in subsidiaries of Great Lakes, acquired on July 1, 2005, is approximately $49 million. Estimating the tax liability that would arise if these earnings were repatriated is not practicable at this time.

        During the year ended December 31, 2013, we recorded an increase to our liability for unrecognized tax benefits of approximately $3 million. This increase was primarily related to the effects of currency exchange fluctuations. During the year ended December 31, 2012, we recorded a decrease to our liability for unrecognized tax benefits of approximately $5 million. This decrease was primarily related to settlements of tax audits in various foreign jurisdictions. In accordance with ASC 740, we recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

        The beginning and ending amount of unrecognized tax benefits reconciles as follows:

(In millions)	2013	2012	2011
Balance at January 1	$41	$46	$41
Gross (decreases) increases for tax positions taken during current year	(1)	—	1
Gross increases for tax positions taken during a prior period	1	3	13
Gross decreases for tax positions taken during a prior period	—	(1)	(5)
Decreases from the expiration of the statute of limitations	—	—	(1)
Settlements / payments	—	(10)	(1)
Foreign currency impact	3	3	(2)

Balance at December 31	$44	$41	$46

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

9) INCOME TAXES (Continued)

        We recognized interest expense of $1 million, related to unrecognized tax benefits within tax expense in our Consolidated Statements of Operations in 2013, 2012 and 2011. We also recognized, in our Consolidated Balance Sheets at December 31, 2013 and 2012, a total amount of $14 million and $13 million of interest, respectively, related to unrecognized tax benefits. We file income tax returns in the U.S., various U.S. states and certain foreign jurisdictions. We have completed our federal examination through December 31, 2009. The tax years 2010-2011 are currently under examination.

        Foreign and United States jurisdictions have statutes of limitations generally ranging from 3 to 5 years. We have a number of state, local and foreign examinations currently in process. Major foreign exams in process include Canada, France and Italy.

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

10) CAPITAL STOCK AND EARNINGS (LOSS) PER COMMON SHARE

Capital Stock

  Common Shares

        Pursuant to the Plan, all shares, including shares held in treasury, of our common stock outstanding prior to the Effective Date were canceled. On November 8, 2010, the NYSE approved for listing 111 million shares of common shares in the capital of the reorganized company authorized pursuant to the Plan, as, comprising: (i) approximately 95.5 million shares of common stock to be issued under the Plan; (ii) approximately 4.5 million shares of common stock reserved for future issuances under the Plan as disputed claims are settled; and (iii) 11 million shares of common stock reserved for issuance under our equity compensation plans.

        As of December 31, 2012, all reserved shares of the new common stock were issued to either settle disputed claims or to holders of previously issued Chemtura stock ("Holders of Interests").

        We are authorized to issue 500 million shares of $0.01 par value common stock. There were 100.5 million shares issued, of which 4.0 million were held in treasury at December 31, 2013 and there were 100.4 million shares issued, of which 2.4 million were held in treasury at December 31, 2012. We are authorized to issue 0.3 million shares of $0.01 par value preferred stock, none of which are outstanding.

  Treasury Shares

        On May 9, 2013, the Board authorized an increase in our share repurchase program from $100 million to up to $141 million and extended the program to March 31, 2014. On November 12, 2013, the Board authorized a further increase in the share repurchase program by $50 million (up to $191 million in the aggregate when combined with the May 9, 2013 authorization). The Board also authorized an additional $100 million under the share repurchase program upon the closing of the previously announced sale of the Consumer Products business (up to $291 million in the aggregate when combined with the May 9, 2013 and November 12, 2013 authorizations). The Board also extended the authorizations under the share repurchase program through and including November 9, 2014. The shares are expected to be repurchased from time to time through open market purchases. The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board's discretion. The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). During the year ended December 31, 2013, we purchased 2.4 million shares for $54 million. As of December 31, 2013, we had purchased 5.8 million shares for $95 million since inception of our share repurchase program.

Earnings (Loss) per Common Share

        A portion of the 100 million (which excludes shares reserved for equity compensation plans) newly authorized common shares were immediately distributed, and the remainder was reserved for distribution to holders of certain disputed claims that, although unresolved as of the Effective Date, later become allowed. To the extent that any of the reserved shares remained undistributed upon resolution of the disputed claims, such shares would not be returned to us but rather were distributed pro rata to claimants with allowed claims or to holders of our previously outstanding common stock to increase their recovery under the Plan. Therefore, pursuant to the Plan, all 100 million shares ultimately were distributed. Accordingly, all conditions

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10) CAPITAL STOCK AND EARNINGS (LOSS) PER COMMON SHARE (Continued)

of distribution had been met for these reserved shares as of the Effective Date, and such shares are considered issued and are included in our calculation of weighted average shares outstanding.

        The computation of basic earnings (loss) per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings (loss) per common share is based on the weighted average number of common and common share equivalents outstanding. For the year ended December 31, 2013, the computation of diluted earnings (loss) per share equals the basic earnings (loss) per common share calculation since common stock equivalents were antidilutive due to losses from continuing operations. Common stock equivalents amounted to 1.3 million for the year ended December 31, 2013.

        The following is a reconciliation of the shares used in the computation of earnings (loss) per share:

	Year ended
(In millions)	2013	2012	2011
Weighted average shares outstanding—Basic	97.7	98.2	100.1
Dilutive effect of common share equivalents	—	0.6	0.2

Weighted average shares outstanding—Diluted	97.7	98.8	100.3

11) ACCUMULATED OTHER COMPREHENSIVE LOSS

        The components of accumulated other comprehensive loss ("AOCL"), net of tax at December 31, 2013 and December 31, 2012, are as follows:

(in millions)	Foreign Currency Translation Adjustments	Unrecognized Pension and Other Post- Retirement Benefit Costs	Total
As of December 31, 2012	$47	$(475)	$(428)
Other comprehensive (loss) income before reclassifications	(9)	81	72
Amounts reclassified from AOCL	(51)	127	76

Net current period other comprehensive (loss) income	(60)	208	148

As of December 31, 2013	$(13)	$(267)	$(280)

        The following table summarizes the reclassifications from AOCL to the Condensed Consolidated Statement of Operations for the period ending December 31, 2013:

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

(in millions)	Amount Reclassified from AOCL	Affected line item in the consolidated statement of operations
Foreign currency translation items:
Liquidation of consolidated entities	$13	Other income, net
Sale of discontinued operations(b)	38	Loss on sale of discontinued operations, net of tax

Net of tax	51

Defined benefit pension plan items:
Amortization of prior-service costs(a)	5	See Note (a)
Amortization of actuarial losses(a)	(21)	See Note (a)
Sale of discontinued operations(b)	(127)	Loss on sale of discontinued operations, net of tax

Total before tax	(143)
Tax on continuing operations	1	Income Tax Expense
Tax on discontinued operations	15	Loss on sale of discontinued operations, net of tax

Total tax	16

Net of tax	(127)

Total reclassifications	$(76)

(a)
These items are included in the computation of net periodic benefit pension cost (see Note 13—Pension and Other Post-Retirement Plans for additional information).

(b)
Sale of the Antioxidant and Consumer Products businesses (see Note 2—Acquisitions and Divestitures)

12) STOCK INCENTIVE PLANS

        We utilize various employee stock-based compensation plans. Awards under these plans are granted to eligible officers, management employees and non-employee directors. Awards may be made in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and/or restricted stock units ("RSUs"). Under the plans, we issue additional shares of common stock upon the exercise of stock options or the vesting of RSUs. Stock issuances can be from treasury shares or newly issued shares.

Description of the Plans

        In 2010, we adopted the Chemtura Corporation 2010 Long-Term Incentive Plan (the "2010 LTIP") which was approved by the Bankruptcy Court and became effective upon our emergence from Chapter 11. The 2010 LTIP provides for grants of nonqualified stock options ("NQO's"), incentive stock options ("ISO's"), stock appreciation rights, dividend equivalent rights, stock units, bonus stock, performance awards, share awards, restricted stock, time-based RSU's and performance-based RSUs. The 2010 LTIP provides for the issuance of a maximum of 11 million shares. Stock options may be granted under the 2010 LTIP at prices equal to the fair market value of the underlying common shares on the date of the grant. All outstanding stock options will expire not more than ten years from the date of the grant.

        During the years ended December 31, 2013 and 2012, we had 4.9 million and 5.3 million shares available for grant, respectively.

        Total stock-based compensation expense, including amounts for RSUs and stock options, was $14 million, $24 million and $26 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        In 2013, stock-based compensation expense of $12 million, $1 million and $1 million was reported in SG&A, COGS and earnings from discontinued operations, net of tax, respectively. In 2012, stock-based compensation expense of $19 million, $3 million and $2 million was reported in SG&A, COGS and loss from discontinued operations, net of tax, respectively. In 2011, stock-based compensation expense of $21 million, $3 million, and $2 million was reported in SG&A, COGS and earnings from discontinued operations, net of tax, respectively.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12) STOCK INCENTIVE PLANS (Continued)

        In 2013, approximately 23% of the stock-based compensation expense was allocated to our operating segments. In 2012 and 2011, approximately 24% of the stock-based compensation expense was allocated to our operating segments. All other stock-based compensation expense has been allocated to Corporate.

Stock Options

        In March 2013, the compensation committee of our Board (the "Compensation Committee") approved the grant of 0.4 million NQOs under the 2013 long-term incentive awards (the "2013 Awards"). These options vest ratably over a three-year period.

        In March 2012, the Compensation Committee approved the grant of 0.8 million NQOs under the 2012 long-term incentive awards (the "2012 Awards"). These options vest ratably over a three-year period.

        In March 2011, under the 2010 emergence incentive plan (the "2010 EIP"), we granted 0.8 million NQOs. One third vested immediately, one third vested on March 31, 2012 and one third vested on March 31, 2013.

        In March 2011, the Compensation Committee approved the grant of 1.4 million NQOs under the 2011 long-term awards (the "2011 Awards"). These options will vest ratably over a three-year period.

        We use the Black-Scholes option-pricing model to determine the fair value of NQOs. We have elected to recognize compensation cost for NQOs equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted. Using this method, the weighted average fair value of stock options granted during the years ended December 31, 2013, December 31, 2012 and December 31, 2011 was $9.92, $8.15 and $8.39, respectively. The Black-Scholes option-pricing model requires the use of various assumptions.

        The following table presents the weighted average assumptions used:

	Year Ended December 31,
	2013	2012	2011
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	51.0%	56.7%	53.8%
Risk-free interest rate	1.0%	1.2%	2.5%
Expected life (in years)	6	6	6

        The weighted average expected life of six years for the 2013, 2012 and 2011 grants reflects the simplified method, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. We continue to use the simplified method because there is insufficient data to develop a justifiable expected term. Expected volatility for the 2013, 2012 and 2011 awards of NQOs is based primarily on a combination of the historical volatility prior to our entering into Chapter 11 and historical volatility since emergence from Chapter 11.

        A summary of our stock option activities for 2013, 2012 and 2011 is summarized as follows:

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12) STOCK INCENTIVE PLANS (Continued)

	Price Per Share		Weighted Average Remaining Contractual Life
				Aggregate Intrinsic Value (in millions)
		Shares (in millions)
	Average
Outstanding at 1/1/11	$15.50	0.8
Granted	16.03	2.2
Lapsed	15.91	(0.2)

Outstanding at 12/31/11	15.90	2.8	9.1	$—
Granted	15.39	0.8
Exercised	15.77	(0.3)		1
Lapsed	15.76	(0.2)

Outstanding at 12/31/12	15.79	3.1	8.3	17
Granted	20.50	0.4
Exercised	15.83	(0.5)		4
Lapsed	16.78	(0.2)

Outstanding at 12/31/13	$16.46	2.8	7.4	32

Exercisable at 12/31/11	$15.68	0.7
Exercisable at 12/31/12	$15.81	1.3
Exercisable at 12/31/13	$15.83	1.7	6.9	$20

        Total remaining unrecognized compensation cost associated with unvested stock options at December 31, 2013 was $3 million, which will be recognized over the weighted average period of approximately 2 years.

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

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12) STOCK INCENTIVE PLANS (Continued)

interests in the 2010 EAP pool among designated participants, including our named executive officers. Under the formula approved by the Bankruptcy Court, our 2011 consolidated EBITDA resulted in a payout of 57% of the total 2010 EAP pool of 1 million, or 0.6 million, which were distributed to the participants in March 2012.

        In February 2011, the Compensation Committee approved the grant of 0.1 million time-based RSU's to non-employee directors with a fair market value of the quoted closing price of our stock on that date. These RSU's vested ratably over a two-year period.

        RSUs award activity for 2013, 2012 and 2011 is as follows:

	Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value (in millions)
Unvested RSU awards, January 1, 2011	0.3	$15.50
Canceled	(0.1)	15.97
Granted	1.0	16.00
Vested	(0.3)	15.74	$5

Unvested RSU awards, December 31, 2011	0.9	15.91	10
Cancelled	(0.1)	18.04
Granted	1.5	17.72
Vested	(1.0)	15.93	17

Unvested RSU awards, December 31, 2012	1.3	17.85	27
Cancelled	(0.2)	20.21
Granted	0.4	23.18
Vested	(0.5)	16.07	8

Unvested RSU awards, December 31, 2013	1.0	$20.53	$30

        Total remaining unrecognized compensation expense associated with unvested RSUs at December 31, 2013 was $10 million, which will be recognized over the weighted average period of approximately 2 years.

Employee Stock Purchase Plan

        In May 2012, our shareholders approved the Chemtura Corporation 2012 Employee Stock Purchase Plan (the "ESPP"). This plan permits eligible employees to annually elect to have up to 10% of their compensation withheld and applied to the purchase of shares of Chemtura's common stock. Purchases are made at the end of quarterly offering periods and are based on the lower of the fair market value of the shares on the first and last trading days during the offering period. A total of 1 million shares are authorized to be issued under the ESPP, including up to 0.1 million shares per offering period and 0.3 million shares per plan year. As of December 31, 2013, approximately 0.9 million shares are available for future issuance under this plan.

Tax Benefits of Stock-Based Compensation Plans

        ASC 718 Stock Compensation requires the benefits of tax deductions in excess of grant-date fair value be presented in the cash flows from financing section of our Consolidated Statements of Cash Flows. We did not obtain any cash tax benefit associated with shares exercised during the year ended December 31, 2013 and 2012 as we utilized net operating losses. Cash proceeds received from option exercises during 2013 and 2012 was $8 million and $5 million, respectively.

13) PENSION AND OTHER POST-RETIREMENT PLANS

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

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13) PENSION AND OTHER POST-RETIREMENT PLANS (Continued)

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

        In November 2009, the Bankruptcy Court entered an order (the "2009 OPEB Order") approving, in part, our motion (the "2009 OPEB Motion") requesting authorization to modify certain post-retirement welfare benefits (the "OPEB Benefits") under our post-retirement welfare benefit plans (the "OPEB Plans"), including the OPEB Benefits of certain Uniroyal salaried retirees (the "Uniroyal Salaried Retirees"). On April 5, 2010, the Bankruptcy Court entered an order denying the Uniroyal Salaried Retirees' motion to reconsider the 2009 OPEB Order based, among other things, on the Uniroyal Salaried Retirees' failure to file a timely objection to the 2009 OPEB Motion. On April 8, 2010, the Uniroyal Salaried Retirees appealed the Bankruptcy Court's April 5, 2010 order and on April 14, 2010, sought a stay pending their appeal (the "Stay") of the 2009 OPEB Order as to our right to modify the OPEB Benefits. On April 21, 2010, the Bankruptcy Court ordered us not to modify the Uniroyal Salaried Retirees' OPEB Benefits, pending a hearing and decision as to the Stay. After consulting with the official committees of unsecured creditors and equity security holders, we requested that the Bankruptcy Court have a hearing to decide, as a matter of law, whether we have the right to modify the OPEB Benefits of the Uniroyal Salaried Retirees as requested in the 2009 OPEB Motion. In November 2011, we reached an agreement in principle with a steering committee of the Uniroyal Salaried Retirees resolving all disputes concerning the 2009 OPEB Motion. On February 21, 2012, we filed a motion with the Bankruptcy Court seeking approval of a settlement stipulation with the steering committee of the Uniroyal Salaried Retirees based upon the prior agreement in principle and authorizing us to implement changes to the OPEB Benefits of all Uniroyal Salaried Retirees based upon the settlement stipulation and as a partial grant of the relief requested in the 2009 OPEB Motion. The Bankruptcy Court approved the motion at a hearing held on March 29, 2012. The changes were communicated to the participants in May 2012. The impact of the change was an $8 million increase to the projected benefit obligation, which we recorded in the second quarter of 2012 as an increase to the pension and post-retirement healthcare liabilities, with an offset reflected within AOCL on our Consolidated Balance Sheet at December 31, 2012.

        In May 2011, one of our UK subsidiaries entered into definitive agreements with the trustees of the Great Lakes U.K. Limited Pension Plan ("the UK Pension Plan") over the terms of a "recovery plan" which provided for a series of additional cash contributions to be made to reduce the underfunding over time. The agreements provided, among other things, for our UK subsidiary to make cash contributions of £60 million (approximately $95 million) in just over a three year period, with the initial contribution of £30 million ($49 million) made in the second quarter of 2011, the second contribution of £15 million ($24 million) made in the second quarter of 2012 and the third contribution of £8 million ($11 million) made in the second quarter of 2013. The final contribution of £8 million ($11 million) is expected to be made in the second quarter of 2014. The agreements also provided for the granting of both a security interest and a guarantee to support certain of the liabilities under the UK Pension Plan.

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

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13) PENSION AND OTHER POST-RETIREMENT PLANS (Continued)

Benefit Obligations

	Defined Benefit Pension Plans
	Qualified Domestic Plans		International and Non-Qualified Plans		Post-Retirement Health Care Plans
(In millions)	2013	2012	2013	2012	2013	2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,040	$971	$499	$420	$124	$116
Service cost	—	1	3	3	—	1
Interest cost	30	43	19	21	4	5
Plan participants' contributions	—	—	1	—	—	—
Actuarial (gains) losses	(69)	86	11	58	(20)	5
Benefits paid	(51)	(61)	(19)	(19)	(10)	(12)
Plan amendments	—	—	—	—	—	8
Business divestitures(a)	(327)	—	—	—	—	—
Settlements	—	—	(6)	(1)	—	—
Foreign currency exchange rate changes	—	—	11	17	(2)	1

Projected benefit obligation at end of year	$623	$1,040	$519	$499	$96	$124

Accumulated benefit obligation at end of year	$622	$1,039	$506	$490

Weighted-average year-end assumptions used to determine benefit obligations:
Discount rate	4.60%	3.80%	4.18%	4.03%	4.35%	3.56%
Rate of compensation increase	3.00%	3.00%	2.85%	2.77%	N/A	N/A
Health care cost trend rate					6.27%	6.47%

(a)
Business divestitures includes the transfer of $315 million of projected benefit obligations with the sale of our Antioxidants business in April 2013 and $12 million with the sale of our Consumer Products business in December 2013.

        A 6.27% weighted-average rate of increase in the health care cost trend rate was assumed for the accumulated post-retirement benefit obligation as of December 31, 2013. The rate was assumed to decrease gradually to a weighted average rate of 5.0% over approximately the next 6 to 8 years. Assumed health care cost trend rates have a significant effect on the post-retirement benefit obligation reported for the health care plans. A one percentage point increase in assumed health care cost trend rates would increase the accumulated post-retirement benefit obligation by $4 million for health care benefits as of December 31, 2013. A one percentage point decrease in assumed health care cost trend rates would decrease the accumulated post-retirement benefit obligation by $4 million for health care benefits as of December 31, 2013.

Plan Assets

	Defined Benefit Pension Plans
	Qualified Domestic Plans		International and Non-Qualified Plans		Post-Retirement Health Care Plans
(In millions)	2013	2012	2013	2012	2013	2012
Change in plan assets:
Fair value of plan assets at beginning of year	$814	$737	$370	$306	$—	$—
Actual return on plan assets	51	98	30	29	—	—
Employer contributions	20	40	27	39	10	12
Plan participants' contributions	—	—	1	—	—	—
Benefits paid	(51)	(61)	(19)	(19)	(10)	(12)
Business divestitures(a)	(239)	—	—	—	—	—
Settlements	—	—	(6)	—	—	—
Foreign currency exchange rate changes	—	—	5	15	—	—

Fair value of plan assets at end of year	$595	$814	$408	$370	$—	$—

(a)
Business divestitures includes the transfer of $233 million of plan assets with the sale of our Antioxidants business in April 2013 and $6 million of plan assets with the sale of our Consumer Products business in December 2013.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13) PENSION AND OTHER POST-RETIREMENT PLANS (Continued)

        Our pension plan assets are managed by outside investment managers. For our U.S. qualified pension plans, the Employee Investment Committee ("EIC") appointed SEI Investments Management Corporation ("SEI") as an investment manager effective February 1, 2012. The assets of the plans were transitioned from previous investment managers to SEI at the end of March 2012. SEI has assisted the EIC in developing a suitable asset allocation, selecting appropriate investment managers, monitoring and evaluating the performance of such managers. For our Canadian non-qualified pension plans, the EIC appointed Northern Trust as the investment manager effective January 2013 and transitioned the plan assets from the previous investment managers in February 2013. For our UK pension plans, the EIC appointed Mercer Limited as the investment manager effective in July and August 2013 and transitioned the plan assets from previous investment managers in August and November 2013. Assets are monitored regularly to ensure they are within the range of parameters as set forth by the EIC. Our investment strategy with respect to pension assets is to achieve the expected rate of return within an acceptable or appropriate level of risk. Our investment strategy is designed to promote diversification, to moderate volatility and to attempt to balance the expected return with risk levels. The target allocations for qualified domestic plans are 32% equity securities, 58% fixed income securities and 10% to all other types of investments. The weighted average target allocations for international pension plans are 39% equity securities, 27% fixed income securities and 34% to all other types of investments.

        The fair values of our defined benefit pension plan assets at December 31, 2013 and 2012, by asset category are as follows:

	Fair Value Measurements at December 31, 2013
	Defined Benefit Pension Plans
	Qualified Domestic Plans				International and Non-Qualified Plans
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
Pooled equity(a)	$141	$141	$—	$—	$146	$12	$134	$—
Fixed income securities:
U.S. government bonds(b)	71	—	71	—	—	—	—	—
International government bonds(b)	—	—	—	—	2	—	2	—
U.S. corporate bonds(c)	—	—	—	—	—	—	—	—
Pooled fixed income funds(d)	287	287	—	—	247	—	243	4
Alternative collective funds(e)	91	—	—	91	—	—	—	—
Other instruments(f)	1	1	—	—	11	—	—	11
Cash & cash equivalents	4	4	—	—	2	2	—	—

	$595	$433	$71	$91	$408	$14	$379	$15

	Fair Value Measurements at December 31, 2012
	Defined Benefit Pension Plans
	Qualified Domestic Plans				International and Non-Qualified Plans
(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
Pooled equity(a)	$288	$288	$—	$—	$168	$25	$143	$—
Fixed income securities:
U.S. government bonds(b)	74	—	74	—	—	—	—	—
International government bonds(b)	—	—	—	—	62	—	62	—
U.S. corporate bonds(c)	—	—	—	—	1	—	1	—
Pooled fixed income funds(e)	331	331	—	—	131	—	131	—
Alternative collective funds(e)	120	—	—	120	—	—	—	—
Other instruments(f)	1	1	—	—	7	—	—	7
Cash & cash equivalents	—	—	—	—	1	1	—	—

	$814	$620	$74	$120	$370	$26	$337	$7

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

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13) PENSION AND OTHER POST-RETIREMENT PLANS (Continued)

(b)
U.S. and international government bonds include U.S. treasury, municipal and agency obligations and international government debt. Such instruments are valued at quoted market prices for those instruments or on institutional bid valuations. The decrease in the value of the international bonds is primarily due to changing the investment manager of our UK plans and shifting assets into pooled fixed income funds in 2013.

(c)
U.S. and international corporate bonds are from a diverse set of industries and regions. Such instruments are valued using similar securities in active markets and observable data or broker or dealer quotations.

(d)
Pooled fixed income funds are fixed income funds that invest primarily in corporate and government bonds. Such instruments are valued using similar securities in active markets and observable data or broker or dealer quotations. The increase in the value of the pooled fixed income funds of our international plans includes the transfer of assets in from international bonds as noted in (b).

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

(f)
Other instruments include primarily annuities and real estate funds instruments for which there are significant unobservable inputs and therefore have been classified as level 3.

	Alternative Collective Funds	Other Instruments	Total Level 3 Investments
Balance at December 31, 2012	$120	$7	$127
Transfers to/(from) Level 3(a)	(39)	8	(31)
Realized gains	1	—	1
Unrealized gains	9	1	10
Disbursements	—	(1)	(1)

Balance at December 31, 2013	$91	$15	$106

(a)
Transfers from the alternative collective funds in 2013 are due to the U.S. plan transferring assets from these funds into other SEI level 1 and level 2 funds.

Funded Status

        The funded status at the end of the year, and the related amounts recognized on the statement of financial condition, are as follows:

	Defined Benefit Pension Plans
	Qualified Domestic Plans		International and Non-Qualified Plans		Post-Retirement Health Care Plans
(In millions)	2013	2012	2013	2012	2013	2012
Funded status, end of year:
Fair value of plan assets	$595	$814	$408	$370	$—	$—
Benefit obligations	623	1,040	519	499	96	124

Net amount recognized	$(28)	$(226)	$(111)	$(129)	$(96)	$(124)

Amounts recognized in the Consolidated Balance Sheets at the end of year consist of:
Noncurrent assets	$—	$—	$30	$13	$—	$—
Current liability	—	—	(9)	(8)	(9)	(11)
Noncurrent liability	(28)	(139)	(132)	(134)	(87)	(113)
Liabilities of discontinued operations(a)	—	(87)	—	—	—	—

Net amount recognized	$(28)	$(226)	$(111)	$(129)	$(96)	$(124)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss/(gain)	$219	$427	$120	$121	$31	$54
Prior service cost/(credit)	—	1	—	1	(40)	(45)

	$219	$428	$120	$122	$(9)	$9

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13) PENSION AND OTHER POST-RETIREMENT PLANS (Continued)

(a)
Liabilities of discontinued operations at December 31, 2012 included estimated net pension liabilities of $80 million related to our Antioxidants business and $7 million related to our Consumer Products business. The actuarial valuation of those net pension liabilities were completed upon closing of the transactions and resulted in the transfer of $82 million upon closing the sale of our Antioxidants business in April 2013 and $6 million upon closing the sale of Consumer Products in December 2013. See Note 2—Acquisitions and Divestitures for additional information related to these transactions.

        The estimated amounts that will be amortized from AOCL into net periodic benefit cost (credit) in 2014 are as follows:

(In millions)	Qualified Domestic Plans	International and Non-Qualified Plans	Post-Retirement Health Care Plans
Actuarial loss	$10	$5	$2
Prior service credit	—	—	(5)

Total amortization cost (credit)	$10	$5	$(3)

        As of December 31, 2013 and 2012, the current liabilities positions are included in accrued expenses in our Consolidated Balance Sheets and the non-current liabilities positions are shown as pension and post-retirement health care liabilities.

        Our funding assumptions for our domestic pension plans assume no significant change with regards to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements. We contributed approximately $57 million and $91 million to our pension and post retirement plans in 2013 and 2012, respectively. The 2013 contribution includes $11 million for one of our UK pension plans as required by the "recovery plan" agreed to with the trustees of that plan and a $10 million discretionary contribution to one of our domestic qualified plans. The 2012 contribution included $24 million for one of our UK pension plans as required by the "recovery plan" agreed to with the trustees of that plan. There were no discretionary contributions to our domestic qualified plan in 2012 or to our international plans during 2013 and 2012.

        The projected benefit obligation and fair value of plan assets for pension and post-retirement plans with a projected benefit obligation in excess of plan assets at December 31, 2013 and 2012 were as follows:

(In millions)	2013	2012
Projected benefit obligation in excess of plan assets at end of year:
Projected benefit obligation	$876	$1,378
Fair value of plan assets	612	887

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension and post-retirement plans with an accumulated benefit obligation in excess of plan assets at December 31, 2013 and 2012 were as follows:

(In millions)	2013	2012
Accumulated benefit obligation in excess of plan assets at end of year:
Projected benefit obligation	$778	$1,225
Accumulated benefit obligation	777	1,223
Fair value of plan assets	611	859

Expected Cash Flows

        Information about the expected cash flows for the domestic qualified defined benefit plans, international and non-qualified defined benefit plans and post-retirement health care plans are as follows:

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13) PENSION AND OTHER POST-RETIREMENT PLANS (Continued)

	Defined Benefit Pension Plans
(in millions)	Qualified Domestic Plans	International and Non-Qualified Plans	Post-Retirement Health Care Plans
Expected Employer Contributions:(a)
2014	$—	$17	$9
Expected Benefit Payments(b):
2014	46	23	9
2015	46	23	9
2016	45	24	8
2017	45	25	8
2018	45	26	8
2019 - 2023	214	134	32

(a)
The expected employer contributions reflect the minimum required by law or contractual obligation. We may elect to make additional discretionary contributions as deemed appropriate consistent with past practice.

(b)
The expected benefit payments are based on the same assumptions used to measure our benefit obligation at the end of the year and include benefits attributable to estimated future employee service.

Net Periodic Cost

	Defined Benefit Pension Plans
	Qualified Domestic Plans(a)			International and Non-Qualified Plans			Post-Retirement Health Care Plans
(In millions)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost (credit):
Service cost	$—	$1	$1	$3	$3	$3	$—	$1	$1
Interest cost	30	43	46	20	21	22	4	5	5
Expected return on plan assets	(45)	(54)	(56)	(23)	(22)	(18)	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	(5)	(6)	(6)
Recognized actuarial losses	14	14	12	5	2	2	2	3	2
Curtailment loss recognized	—	—	—	1	—	—	—	—	—
Settlement loss recognized(b)	32	—	—	—	—	—	—	—	—

Net periodic benefit cost	$31	$4	$3	$6	$4	$9	$1	$3	$2

(a)
The net periodic benefit cost, excluding the settlement loss recognized, for the years ended December 31, 2013, 2012 and 2011 include pension expense related to the earnings (loss) from discontinued operations of $1 million, $2 million and $2 million, respectively.

(b)
The settlement loss recognized in 2013 includes a loss of $40 million related to the divestiture of our Antioxidants business in April 2013 (included in loss on sale of discontinued operations), partly offset by a $2 million gain related to the divestiture of our Consumer Products business (included in loss on sale of discontinued operations) and a $6 million gain related to an adjustment for a legacy pension plan ($2 million included in SG&A and $4 million in loss from discontinued operations).

	2013	2012	2011	2013	2012	2011	2013	2012	2011
Weighted-average assumptions used to determine net cost:
Discount rate	3.80%	4.60%	5.10%	3.89%	4.64%	5.14%	3.71%	4.15%	5.14%
Expected return on plan assets	7.50%	7.50%	7.75%	6.53%	6.71%	6.80%
Rate of compensation increase	3.00%	4.00%	4.00%	2.77%	3.22%	3.34%

        The expected return on pension plan assets is based on our investment strategy, historical experience, and our expectations for long term rates of return. We determine the long-term rate of return assumptions for the domestic and international pension plans based on its investment allocation between various asset classes. The expected rate of return on plan assets is derived by

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13) PENSION AND OTHER POST-RETIREMENT PLANS (Continued)

applying the expected returns on various asset classes to our target asset allocation. The expected returns are based on the expected performance of the various asset classes and are further supported by historical investment returns. We utilized a weighted average expected long-term rate of 7.50% on all domestic assets and a weighted average rate of 6.53% for the international plan assets for the year ended December 31, 2013.

        Assumed health care cost trend rates have a significant effect on the service and interest cost components reported for the health care plans. A one percentage point increase in assumed health care cost trend rates increases the service and interest cost components of net periodic post-retirement health care benefit cost by less than $1 million for 2013. A one percentage point decrease in assumed health care cost trend rates decreases the service and interest cost components of net periodic post-retirement health care benefit cost by less than $1 million for 2013.

        Our cost of the defined contribution plans was $11 million for 2013, 2012 and 2011.

14) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

        In September 2013, we entered into a €25 million notional put option and €25 million notional value forward contract to reduce the risk of currency exposure related to the Euro in one of our consolidated subsidiaries. These contracts matured in October 2013. Additionally, during the first half of 2013, we entered into a zero cost collar contract and two additional forward contracts to reduce the risk of currency exposure related to the Euro in one of our consolidated subsidiaries. These contracts matured at various times during the second quarter of 2013. We utilized fair value accounting methods for these contracts and recorded net realized gains of $2 million reflecting the changes in fair market value of these contracts in other income, net in 2013.

        In April 2012, we purchased two forward contracts with a notional amount totaling $25 million to reduce the risk of currency exposure related to the remaining two annual installments of proceeds from the sale of our 50% interest in Tetrabrom Technologies Ltd. in 2011. We utilize fair value accounting methods for these contracts. During the quarter ended June 30, 2013, one of these contracts settled and we recorded a realized gain of less than $1 million in other income, net. We have recorded an unrealized gain of less than $1 million reflecting the changes in the fair market value on the remaining contract in other income, net in 2013. The resulting net liability of the changes in fair market value of the remaining contract of less than $1 million has been accounted for in other current assets in our Consolidated Balance Sheet.

        In June 2012, we purchased and settled a forward contract with a notional amount totaling $8 million to reduce the risk of currency exposure related to the payment of an intercompany payable denominated in Mexican Pesos. We used fair value accounting methods for these contracts and have recorded a gain of less than $1 million reflecting the changes in the fair market value of these contracts in other income, net in 2012.

        The net effect of the realized and unrealized gains and losses recognized in other income (expense), net on foreign exchange transactions including these forward contracts resulted in a pre-tax loss of $7 million, $6 million and $2 million in 2013, 2012 and 2011, respectively.

15) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

        The following table presents the carrying amounts and estimated fair values of material financial instruments used by us in the normal course of our business:

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

	2013		2012
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$898	$916	$876	$920

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

        Level 1 fair value measurements in 2013 and 2012 included securities purchased in connection with the deferral of compensation, our match and investment earnings related to the supplemental savings plan. These securities are considered our general assets until distributed to the participant and are included in other assets in our Consolidated Balance Sheets. A corresponding liability is included in other liabilities at December 31, 2013 and 2012 in our Consolidated Balance Sheets. Quoted market prices were used to determine fair values of these Level 1 investments which are held in a trust with a third-party brokerage firm. The fair value of the asset and corresponding liability was $3 million and $2 million at December 31, 2013 and 2012, respectively.

        Level 2 fair value measurements are used to value our financial instruments subject to foreign exchange risk (see Note 14—Derivative Instruments and Hedging Activities). For the year ended December 31, 2013, there were no transfers into or out of Level 1 and Level 2.

        Level 3 fair value measurements are utilized in our impairment reviews of Goodwill (see Note 6—Goodwill and Intangible Assets).

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

        Level 1, 2 and 3 fair value measurements are utilized for defined benefit plan assets in determining the funded status of our pension and post-retirement benefit plan liabilities on an annual basis (at December 31) (see Note 13—Pension and Other Post-Retirement Plans).

16) ASSET RETIREMENT OBLIGATIONS

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

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16) ASSET RETIREMENT OBLIGATIONS (Continued)

        Our asset retirement obligations include estimates for all asset retirement obligations identified for our worldwide facilities. Our asset retirement obligations are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases at approximately 20 facilities; legal obligations to close approximately 90 brine supply, brine disposal, waste disposal, and hazardous waste injection wells and the related pipelines at the end of their useful lives; and decommissioning and decontamination obligations that are legally required to be fulfilled upon closure of approximately 25 of our manufacturing facilities.

        The following is a summary of the change in the carrying amount of the asset retirement obligations during 2013 and 2012, the net book value of assets related to the asset retirement obligations at December 31, 2013 and 2012 and the related depreciation expense recorded in 2013 and 2012:

(In millions)	2013	2012
Asset retirement obligation balance at beginning of year	$20	$21
Loss on sale of discontinued operations(a)	(2)	—
Accretion expense/(benefit)—cost of goods sold(b)	3	(1)
Accretion expense—loss from discontinued operations(c)	—	2
Payments	(5)	(2)

Asset retirement obligation balance at end of year	$16	$20

Net book value of asset retirement obligation assets at end of year	$—	$—

Depreciation expense	$—	$—

(a)
Represents the transfer of liabilities of legal entities sold with the sale of our Consumer Products business.

(b)
The accretion expense from continuing operations in 2013 reflects the increase due to additional cleanup required at our Upton Road, Canada facility and the acceleration of obligations related to our facility in Droitwich, UK due to a planned shutdown in 2014. The net accretion benefit from continuing operations in 2012 includes the reversal of certain retirement obligations due to a reduction in the underlying cost estimate.

(c)
The accretion expense from discontinued operations for 2012 primarily reflects the acceleration of obligations related to the Antioxidant business facility in Pedrengo, Italy due to the shutdown in 2013.

        At December 31, 2013, $3 million of the asset retirement obligation balance was included in accrued expenses, $12 million was included in other liabilities and $1 million was included in liabilities held for sale in our Consolidated Balance Sheet. At December 31, 2012, $6 million of the asset retirement obligation balance was included in accrued expenses, $11 million was included in other liabilities and $3 million was included in current liabilities of discontinued operations in our Consolidated Balance Sheet.

17) EMERGENCE FROM CHAPTER 11

        On March 18, 2009, Chemtura and 26 of our U.S. affiliates (collectively the "U.S. Debtors", or the "Debtors" when used in relation to matters before August 8, 2010) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code ("Chapter 11") in the Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court").

        On August 8, 2010, our Canadian subsidiary, Chemtura Canada Co/Cie ("Chemtura Canada"), filed a voluntary petition for relief under Chapter 11. On August 11, 2010, Chemtura Canada commenced ancillary recognition proceedings under Part IV of the Companies' Creditors Arrangement Act (the "CCAA") in the Ontario Superior Court of Justice (the "Canadian Court" and such proceedings, the "Canadian Case"). The U.S. Debtors along with Chemtura Canada after it filed for Chapter 11 (collectively the "Debtors") requested the Bankruptcy Court to enter an order jointly administering Chemtura Canada's Chapter 11 case with the previously filed Chapter 11 cases and appoint Chemtura Canada as the "foreign representative" for the purposes of the Canadian Case. Such orders were granted on August 9, 2010. On August 11, 2010, the Canadian Court entered an order recognizing the Chapter 11 cases as "foreign proceedings" under the CCAA.

        On November 3, 2010, the Bankruptcy Court entered an order confirming the Debtors' plan of reorganization (the "Plan"). On November 10, 2010, (the "Effective Date"), the Debtors substantially consummated their reorganization through a series of transactions contemplated by the Plan and the Plan became effective. At the Effective Date, we determined that we did not meet the requirements under ASC Section 852-10-45 to adopt fresh start accounting because the reorganized value of our assets exceeded the carrying value of our liabilities. Fresh start accounting would have required us to record assets and liabilities at fair value at the Effective Date.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17) EMERGENCE FROM CHAPTER 11 (Continued)

        The Plan provided for payment in full including interest in certain circumstances on all allowed claims and the establishment of several reserves for disputed claims as of the Effective Date. On May 4, 2012, the Bankruptcy Court entered an order disallowing and expunging the last disputed claims in the Chapter 11 cases. All disputed claims that were ultimately allowed by the Bankruptcy Court have been satisfied by payment from the disputed claims reserve established under the Plan. Under the Plan, on the Effective Date, holders of common stock issued before the Debtors filed for Chapter 11 ("Holders of Interests") received a distribution of new common stock in accordance with the Plan together with the potential right to receive supplemental distributions in certain circumstances. Since the Effective Date, four supplemental distributions were made to Holders of Interests, with the fourth and final supplemental distribution, which included all amounts remaining in the disputed claims reserves, having been made in July 2012.

        On January 31, 2013, the Bankruptcy Court granted Chemtura's motion to enforce the discharge injunction under the Plan against certain tort claimants. On February 7, 2013, the Bankruptcy Court entered a written order consistent with its ruling. On February 20, 2013, the claimants appealed the Bankruptcy Court's February 7, 2013 order. On February 10, 2014, the United States District Court for the Southern District of New York affirmed the Bankruptcy Court's order enforcing the discharge injunction under the Plan.

        As of December 31, 2013, the Bankruptcy Court has entered orders granting final decrees closing all of the Debtors' Chapter 11 cases except the Chapter 11 case of Chemtura Corporation.

        The reorganization items, net recorded in our Consolidated Statements of Operations relating to our Chapter 11 cases compromise the following:

(In millions)	2013	2012	2011
Professional fees and other	$1	$4	16
Severance and closure costs(a)	—	—	1
Claim settlements, net(b)	—	1	2

Total reorganization items, net	$1	$5	19

(a)
Represents charges for cost savings initiatives for which Bankruptcy Court approval was obtained.

(b)
Represents the difference between the settlement amount of certain pre-petition obligations (which for obligations settled in new common stock is based on the fair value of our stock at the issuance date) and the corresponding carrying value of the recorded liabilities.

18) LEGAL PROCEEDINGS AND CONTINGENCIES

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

Discharge of Litigation and Claims Under Chapter 11 Plan

        As a result of the Chapter 11 cases and pursuant to the Plan approved by the Bankruptcy Court, substantially all pre-petition litigation and claims against us and our subsidiaries that were Debtors in the Chapter 11 cases have been discharged and permanently enjoined from further prosecution.

        Claims and legal actions asserted against non-Debtors or relating to events occurring after the Effective Date, certain regulatory and administrative proceedings and certain contractual and other claims assumed with the authorization of the Bankruptcy Court, were not discharged in the Chapter 11 cases and are further described below.

Litigation and Claims Not Discharged Under Chapter 11 Plan

  UK Pension Plan

        Chemtura Manufacturing UK Limited ("CMUK") is the principal employer of the Great Lakes UK Limited Pension Plan (the "UK Pension Plan"), an occupational pension scheme that was established in the UK to provide pensions and other benefits for

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18) LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

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

        In 2011, Chemtura Manufacturing UK Limited ("CMUK") entered into definitive agreements with the Trustees for the Great Lakes UK Limited Pension Plan (the "UK Pension Plan") which provide, among other things, for CMUK to make cash contributions of £60 million (approximately $95 million) in just over a three year period, with the initial contribution of £30 million ($49 million) made in the second quarter of 2011, the second contribution of £15 million ($24 million) made in the second quarter of 2012 and the third contribution of £8 million ($11 million) made in the second quarter of 2013. The final contribution of £8 million ($11 million) is expected to be made in the second quarter of 2014. The agreements also provided for the granting of both a security interest and a guarantee to support certain of the liabilities under the UK Pension Plan.

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

        We are involved in environmental matters of various types in a number of jurisdictions. A number of such matters involve claims for material amounts of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites and natural resource damages.

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

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18) LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

including a penalty of less than $1 million, to resolve the alleged violations, which was paid on September 6, 2013 in full satisfaction of the decree.

        The total amount accrued for environmental liabilities as of December 31, 2013 and December 31, 2012, was $93 million and $84 million, respectively. At December 31, 2013 and December 31, 2012, $18 million and $15 million, respectively, of these environmental liabilities were reflected as accrued expenses and $75 million and $69 million, respectively, were reflected as other liabilities in our Consolidated Balance Sheets. We estimate that ongoing environmental liabilities could range up to $107 million at December 31, 2013. Our accruals for environmental liabilities include estimates for determinable clean-up costs. We recorded a pre-tax charge of $29 million in 2013, $7 million in 2012, and $6 million in 2011, to increase our environmental liabilities and made payments of $15 million in 2013, $12 million in 2012 and $37 million in 2011 (which included $27 million related to pre-petition liabilities) for clean-up costs, which reduced our environmental liabilities. At certain sites, we have contractual agreements with certain other parties to share remediation costs. As of December 31, 2013, no receivables are outstanding related to these agreements. At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. We intend to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed our present estimates, and could have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations or cash flows. Our estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites.

  Other

        We are routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of our business, as well as in respect of our divested businesses. Some of these claims and litigations relate to product liability claims, including claims related to our current and historic products and asbestos-related claims concerning premises and historic products of our corporate affiliates and predecessors. As discussed in Note 17, Emergence from Chapter 11, we were involved in an appeal of an order that we obtained from the Bankruptcy Court granting our motion to enforce the discharge injunction under the Plan against certain tort claimants. On February 10, 2014, the United States District Court for the Southern District of New York affirmed the Bankruptcy Court's order enforcing the discharge injunction under the Plan against certain tort claimants.

        However, we cannot be certain that an adverse outcome of one or more of these claims, to the extent not discharged in the Chapter 11 cases, would not have a material adverse effect on our financial condition, results of operations or cash flows.

Guarantees

        In addition to the letters of credit of $14 million outstanding at December 31, 2013 and 2012, we have guarantees that have been provided to various financial institutions. At December 31, 2013 and 2012, we had $12 million in guarantees. The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking and credit facilities, vendor deposits and European value added tax ("VAT") obligations.

        We have applied the disclosure provisions of ASC Topic 460, Guarantees ("ASC 460"), to our agreements that contain guarantee or indemnification clauses. We are a party to an agreement pursuant to which we may be obligated to indemnify a third party with respect to certain loan obligations of a joint venture company in which we had an equity interest. These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and/or provide project capital. Such obligations mature through May 2016. In the event that any of the joint venture companies were to default on these loan obligations, we would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture. At December 31, 2013, the maximum potential future principal and interest payments due under these guarantees were $2 million. At December 31, 2012, the maximum potential future principal and interest payments due under these guarantees were $3 million. In accordance with ASC 460, we have accrued less than $1 million in reserves, which represents the fair value of these guarantees at December 31, 2013 and 2012. The reserve has been included in long-term liabilities on our Consolidated Balance Sheet at December 31, 2013 and 2012 with an offset to other assets.

        In addition, we have financing agreements with banks in Brazil for certain customers under which we receive funds from the banks at invoice date, and in turn, the customer agrees to pay the banks on the due date. We provide a full recourse guarantee to the banks in the event of customer non-payment.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18) LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

        At December 31, 2013, unconditional purchase obligations primarily for commitments to purchase raw materials and tolling arrangements with outside vendors, amounted to $3 million (2014), $1 million (2015), $1 million (2016) and $5 million in the aggregate.

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

19) BUSINESS SEGMENTS

        We evaluate a segment's performance based on several factors, of which the primary factor is operating income (loss). In computing operating income (loss) by segment, the following items have not been deducted: (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs; (4) gain (loss) on sale of business; (5) changes in estimates related to expected allowable claims; and (6) impairment charges. Pursuant to ASC Topic 280, Segment Reporting ("ASC 280"), these items have been excluded from our presentation of segment operating income (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

Industrial Performance Products

        Industrial Performance Products are engineered solutions for our customers' specialty chemical needs. Industrial Performance Products include petroleum additives that provide detergency, friction modification and corrosion protection in automotive lubricants, greases, refrigeration and turbine lubricants as well as synthetic lubricant base-stocks and greases; castable urethane prepolymers engineered to provide superior abrasion resistance and durability in many industrial and recreational applications; and polyurethane dispersions and urethane prepolymers used in various types of coatings such as clear floor finishes, high-gloss paints and textiles treatments. These products are sold directly to manufacturers and through distribution channels.

Industrial Engineered Products

        Industrial Engineered Products are chemical additives designed to improve the performance of polymers in their end-use applications. Industrial Engineered Products include brominated performance products, flame retardants, fumigants and organometallics. The products are sold across the entire value chain ranging from direct sales to monomer producers, polymer manufacturers, compounders and fabricators, manufacturers of electronic components, fine chemical manufacturers, utilities, pharmaceutical manufacturers and oilfield service companies to industry distributors.

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

Corporate and Other Charges

        Corporate includes costs and expenses that are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization. Functional costs are allocated between the business segments and general corporate expense. Certain functional and other expenses that are managed company-wide that were allocated to the Antioxidant and Consumer Products businesses do not transfer directly under the sale agreements. As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under earnings (loss) from discontinued operations, net of tax. These costs approximate $20 million, $26 million and $30 million for 2013, 2012 and 2011, respectively. Additionally, our Corporate segment excludes $8 million, $14 million and $16 million for 2013, 2012 and 2011, respectively, of amortization expense related directly to our Antioxidant business and Consumer Product segment which has been included in earnings (loss) from discontinued operations, net of tax in our Consolidated Statement of Operations. Facility closures, severance and related costs are primarily for severance costs related to our cost savings initiatives. The gain on sale of business relates to the sale of our 50% interest in Tetrabrom Technologies Ltd. in 2011. Impairment charges primarily relate to the impairment of intangibles assets and property, plant and equipment that were no

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19) BUSINESS SEGMENTS (Continued)

longer supportable in 2011. Change in estimates related to expected allowable claims relates to adjustments to resolve disputed claims.

        Corporate assets are principally cash and cash equivalents, intangible assets (including goodwill) and other assets (including deferred tax assets) maintained for general corporate purposes.

Discontinued Operations

  Antioxidant Business

        In November 2012, we announced the sale of our Antioxidant business, which closed on April 30, 2013. As a result of entering into this transaction, the assets and liabilities included in the Antioxidant Sale have been presented as assets and liabilities of discontinued operations for comparative periods and earnings and direct costs associated with the Antioxidant business have been presented as earnings (loss) from discontinued operations, net of tax for current and comparative periods. The Antioxidant business was formerly included in the Industrial Performance Product segment.

  Consumer Products

        On October 10, 2013, we announced the sale of our investment in legal entities dedicated to the Consumer Products business, which closed on December 31, 2013. As a result of entering into this transaction, the underlying assets and liabilities of our investments in the legal entities sold have been presented as assets and liabilities of discontinued operations for comparative periods and earnings and direct costs associated with Consumer Products business have been presented as earnings (loss) from discontinued operations, net of tax in our Consolidated Statements of Operations for current and comparative periods.

        A summary of business data for our reportable segments for the years 2013, 2012 and 2011 is as follows:

Information by Business Segment

(In millions)

Net Sales	2013	2012	2011
Petroleum additives	$689	$600	$634
Urethanes	290	291	305

Industrial Performance Products	979	891	939
Bromine based & related products	639	730	688
Organometallics	164	166	181

Industrial Engineered Products	803	896	869
Chemtura AgroSolutions	449	409	376

Net Sales	$2,231	$2,196	$2,184

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19) BUSINESS SEGMENTS (Continued)

Operating Income	2013	2012	2011
Industrial Performance Products	$109	$102	$116
Industrial Engineered Products	55	140	130
Chemtura AgroSolutions	88	65	30

Segment Operating Income	252	307	276

General corporate expense	(97)	(100)	(105)
Amortization	(15)	(16)	(22)
Facility closures, severance and related costs	(42)	(11)	(3)
Gain on sale of business	—	—	27
Impairment charges	—	—	(4)
Changes in estimates related to expected allowable claims	—	(1)	(3)

Total Operating Income	98	179	166
Interest expense	(60)	(64)	(63)
Loss on early extinguishment of debt	(50)	(1)	—
Other income, net	9	20	1
Reorganization items, net	(1)	(5)	(19)

(Loss) earnings from continuing operations before income taxes	$(4)	$129	$85

Depreciation and Amortization	2013	2012	2011
Industrial Performance Products	$28	$25	$26
Industrial Engineered Products	43	43	42
Chemtura AgroSolutions	12	13	10

	83	81	78
Corporate	18	19	25

Total continuing operations	101	100	103
Discontinued operations	22	39	37

	$123	$139	$140

Equity Income (Loss)	2013	2012	2011
Industrial Performance Products	$—	$1	$(1)
Industrial Engineered Products	(1)	(2)	2
Chemtura AgroSolutions	1	(3)	(2)

Total continuing operations	—	(4)	(1)
Discontinued operations	2	7	4

	$2	$3	$3

Segment Assets	2013	2012	2011
Industrial Performance Products	$591	$514	$491
Industrial Engineered Products	743	693	624
Chemtura AgroSolutions	285	319	326

	1,619	1,526	1,441
Discontinued operations	—	654	718
Corporate	1,085	850	696

	$2,704	$3,030	$2,855

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19) BUSINESS SEGMENTS (Continued)

Capital Expenditures	2013	2012	2011
Industrial Performance Products	$73	$52	$35
Industrial Engineered Products	73	69	98
Chemtura AgroSolutions	7	5	6

	153	126	139
Corporate	6	10	3

Total continuing operations	159	136	142
Discontinued operations	11	13	12

	$170	$149	$154

Equity Method Investments	2013	2012	2011
Industrial Performance Products	$7	$10	$8
Industrial Engineered Products	—	4	6
Chemtura AgroSolutions	6	24	28

	$13	$38	$42

Information by Geographic Area

(In millions)

Net sales (based on location of customer)	2013	2012	2011
United States	$944	$878	$840
Canada	42	39	40
Latin America	194	159	139
Europe/Africa	624	676	682
Asia/Pacific	427	444	483

	$2,231	$2,196	$2,184

Property, Plant and Equipment	2013	2012	2011
United States	$335	$341	$343
Canada	62	69	68
Latin America	14	15	15
Europe/Africa	217	188	158
Asia/Pacific	96	42	18

	$724	$655	$602

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

20) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

        Our obligations under the 2018 Senior Notes and 2021 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each current and future domestic restricted subsidiary, other than excluded subsidiaries that guarantee any indebtedness of Chemtura or our restricted subsidiaries. Our subsidiaries that do not guarantee the 2018 Senior Notes and 2021 Senior Notes are referred to as the "Non-Guarantor Subsidiaries." The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, statements of comprehensive income, balance sheets and statements of cash flow data for: (i) Chemtura Corporation (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Chemtura historical reported financial information); (ii) the Parent Company, alone (accounting for our Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary's cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) the Guarantor Subsidiaries alone; and (iv) the Non-Guarantor Subsidiaries alone.

Condensed Consolidating Statement of Operations
Year ended December 31, 2013
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net sales	$2,231	$(1,813)	$1,443	$449	$2,152
Cost of goods sold	1,721	(1,813)	1,235	389	1,910
Selling, general and administrative	229	—	109	15	105
Depreciation and amortization	101	—	29	35	37
Research and development	40	—	15	8	17
Facility closures, severance and related costs	42	—	21	1	20

Operating income	98	—	34	1	63
Interest expense	(60)	—	(69)	—	9
Loss on early extinguishment of debt	(50)	—	(50)	—	—
Other income (expense), net	9	—	(20)	—	29
Reorganization items, net	(1)	—	(1)	—	—
Equity in net earnings of subsidiaries	—	(85)	85	—	—

(Loss) earnings from continuing operations before income taxes	(4)	(85)	(21)	1	101
Income tax expense	(18)	—	—	—	(18)

(Loss) earnings from continuing operations	(22)	(85)	(21)	1	83
Earnings (loss) from discontinued operations, net of tax	25	—	(3)	23	5
(Loss) gain on sale of discontinued operations, net of tax	(180)	—	(153)	14	(41)

Net (loss) earnings attributable to Chemtura	$(177)	$(85)	$(177)	$38	$47

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

20) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA (Continued)

Condensed Consolidating Statement of Comprehensive (Loss) Income
As of December 31, 2013
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net (loss) earnings	$(177)	$(85)	$(177)	$38	$47
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(60)	—	(18)	2	(44)
Unrecognized pension and other post-retirement benefit costs	208	—	202	—	6

Comprehensive (loss) income attributable to Chemtura	$(29)	$(85)	$7	$40	$9

Condensed Consolidating Balance Sheet
As of December 31, 2013
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Current assets	$1,487	$—	$559	$122	$806
Intercompany receivables	—	(7,671)	2,681	2,349	2,641
Investment in subsidiaries	—	(7,277)	1,530	1,135	4,612
Property, plant and equipment	724	—	121	214	389
Goodwill	179	—	93	3	83
Other assets	314	—	149	44	121

Total assets	$2,704	$(14,948)	$5,133	$3,867	$8,652

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$486	$—	$244	$41	$201
Intercompany payables	—	(7,671)	2,944	2,583	2,144
Long-term debt	781	—	764	—	17
Other long-term liabilities	438	—	182	52	204

Total liabilities	1,705	(7,671)	4,134	2,676	2,566
Stockholders' equity	999	(7,277)	999	1,191	6,086

Total liabilities and stockholders' equity	$2,704	$(14,948)	$5,133	$3,867	$8,652

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

20) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA (Continued)

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2013
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(177)	$(85)	$(177)	$38	$47
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operations:
(Loss) gain on sale of discontinued operations	180	—	153	(14)	41
Impairment charges	7	—	—	7	—
Reclass of translation adjustment from liquidated entities	(13)	—	—	—	(13)
Loss on early extinguishment of debt	50	—	50	—	—
Depreciation and amortization	123	—	33	45	45
Stock-based compensation expense	14	—	14	—	—
Equity income	(2)	—	—	—	(2)
Changes in assets and liabilities, net	(103)	85	(84)	(27)	(77)

Net cash provided by (used in) operations	79	—	(11)	49	41

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from divestments, net	357	—	255	(2)	104
Payments for acquisitions, net of cash acquired	(3)	—	—	—	(3)
Capital expenditures	(170)	—	(20)	(47)	(103)

Net cash provided by (used in) investing activities	184	—	235	(49)	(2)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 2021 Senior Notes	450	—	450	—	—
Payments on 2018 Senior Notes, includes premium on tendering of notes	(396)	—	(396)	—	—
Payments on Term Loan	(102)	—	(102)	—	—
Proceeds from other long-term borrowings	31	—	7	—	24
Payments on other long-term borrowings	(4)	—	(1)		(3)
Payments on short term borrowings, net	(1)	—	—	—	(1)
Payments for debt issuance costs	(12)	—	(12)	—	—
Common shares acquired	(54)	—	(54)	—	—
Proceeds from the exercise of stock options	8	—	8	—	—

Net cash (used in) provided by financing activities	(80)	—	(100)	—	20

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	1	—	—	—	1

Change in cash and cash equivalents	184	—	124	—	60
Cash and cash equivalents at beginning of year	365	—	$193	$—	$172

Cash and cash equivalents at end of year	$549	$—	$317	$—	$232

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

20) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA (Continued)

Condensed Consolidating Statement of Operations
Year ended December 31, 2012
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net sales	$2,196	$(1,623)	$1,477	$454	$1,888
Cost of goods sold	1,615	(1,623)	1,192	383	1,663
Selling, general and administrative	245	—	120	17	108
Depreciation and amortization	100	—	27	44	29
Research and development	41	—	16	7	18
Facility closures, severance and related costs	11	—	8	—	3
Changes in estimates related to expected allowable claims	1	—	1	—	—
Equity loss	4	—	—	—	4

Operating income	179	—	113	3	63
Interest expense	(64)	—	(69)	2	3
Loss on early extinguishment of debt	(1)	—	(1)	—	—
Other income (expense), net	20	—	(17)	—	37
Reorganization items, net	(5)	—	(5)	—	—
Equity in net earnings of subsidiaries	—	(81)	81	—	—

Earnings from continuing operations before income taxes	129	(81)	102	5	103
Income tax expense	(26)	—	—	—	(26)

Earnings from continuing operations	103	(81)	102	5	77
(Loss) earnings from discontinued operations, net of tax	(3)	—	(1)	28	(30)

Net earnings	100	(81)	101	33	47
Less: net loss attributable to non-controlling interests	1	—	—	—	1

Net earnings attributable to Chemtura	$101	$(81)	$101	$33	$48

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

20) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA (Continued)

Condensed Consolidating Statement of Comprehensive Income
As of December 31, 2012
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net earnings	$100	$(81)	$101	$33	$47
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6)	—	(11)	1	4
Unrecognized pension and other post-retirement benefit costs	(76)	—	(44)	—	(32)

Comprehensive income	18	(81)	46	34	19
Comprehensive loss attributable to non-controlling interests	1	—	—	—	1

Comprehensive income attributable to Chemtura	$19	$(81)	$46	$34	$20

Condensed Consolidating Balance Sheet
As of December 31, 2012
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Current assets	$1,612	$—	$505	$213	$894
Intercompany receivables	—	(9,412)	3,531	3,065	2,816
Investment in subsidiaries	—	(8,831)	1,738	1,633	5,460
Property, plant and equipment	655	—	127	215	313
Goodwill	177	—	92	3	82
Other assets	586	—	131	233	222

Total assets	$3,030	$(18,243)	$6,124	$5,362	$9,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$511	$—	$210	$69	$232
Intercompany payables	—	(9,412)	3,676	3,305	2,431
Long-term debt	871	—	870	—	1
Other long-term liabilities	580	—	300	56	224

Total liabilities	1,962	(9,412)	5,056	3,430	2,888
Stockholders' equity	1,068	(8,831)	1,068	1,932	6,899

Total liabilities and stockholders' equity	$3,030	$(18,243)	$6,124	$5,362	$9,787

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

20) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA (Continued)

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2012
(In millions)

Increase (decrease) to cash	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$100	$(81)	$101	$33	$47
Adjustments to reconcile net earnings to net cash provided by operations:
Impairment charges	47	—	12	—	35
Reclass of translation adjustment from liquidated entities	(21)	—	—	—	(21)
Loss on early extinguishment of debt	1	—	1	—	—
Depreciation and amortization	139	—	36	51	52
Stock-based compensation expense	24	—	24	—	—
Reorganization items, net	1	—	1	—	—
Changes in estimates related to expected allowable claims	1	—	1	—	—
Equity income	(3)	—	—	—	(3)
Changes in assets and liabilities, net	(71)	81	(106)	(37)	(9)

Net cash provided by operations	218	—	70	47	101

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	9	—	—	—	9
Capital expenditures	(149)	—	(21)	(47)	(81)

Net cash used in investing activities	(140)	—	(21)	(47)	(72)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Term Loan	125	—	125	—	—
Payments on short term borrowings, net	(3)	—	—	—	(3)
Payments for debt issuance and refinancing costs	(2)	—	(1)	—	(1)
Common shares acquired	(20)	—	(20)	—	—
Proceeds from exercise of stock options	5	—	5	—	—

Net cash provided by (used in) financing activities	105	—	109	—	(4)

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	2	—	—	—	2

Change in cash and cash equivalents	185	—	158	—	27
Cash and cash equivalents at beginning of year	180	—	35	—	145

Cash and cash equivalents at end of year	$365	$—	$193	$—	$172

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

20) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA (Continued)

Condensed Consolidating Statement of Operations
Year ended December 31, 2011
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net sales	$2,184	$(1,593)	$1,462	$435	$1,880
Cost of goods sold	1,626	(1,593)	1,195	367	1,657
Selling, general and administrative	269	—	127	14	128
Depreciation and amortization	103	—	27	43	33
Research and development	36	—	16	5	15
Facility closures, severance and related costs	3	—	1	—	2
Gain on sale of business	(27)	—	—	—	(27)
Impairment charges	4	—	1	1	2
Changes in estimates related to expected allowable claims	3	—	3	—	—
Equity loss	1	—	1	—	—

Operating income	166	—	91	5	70
Interest expense	(63)	—	(72)	1	8
Other income (expense), net	1	—	(10)	4	7
Reorganization items, net	(19)	—	(19)	—	—
Equity in net earnings (loss) of subsidiaries	—	(114)	116	(2)	—

Earnings from continuing operations before income taxes	85	(114)	106	8	85
Income tax expense	(17)	—	(4)	—	(13)

Earnings from continuing operations	68	(114)	102	8	72
Earnings from discontinued operations, net of tax	52	—	17	17	18

Net earnings	120	(114)	119	25	90
Less: net earnings attributable to non-controlling interests	(1)	—	—	—	(1)

Net earnings attributable to Chemtura	$119	$(114)	$119	$25	$89

Condensed Consolidating Statement of Comprehensive Income
As of December 31, 2011
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net earnings	$120	$(114)	$119	$25	$90
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(35)	—	11	(2)	(44)
Unrecognized pension and other post-retirement benefit costs	(35)	—	(39)	1	3

Comprehensive income	50	(114)	91	24	49
Comprehensive income attributable to non-controlling interests	(1)	—	—	—	(1)

Comprehensive income attributable to Chemtura	$49	$(114)	$91	$24	$48

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

20) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA (Continued)

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2011
(In millions)

Increase (decrease) to cash	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$120	$(114)	$119	$25	$90
Adjustments to reconcile net earnings to net cash provided by operations:
Gain on sale of business	(27)	—	—	—	(27)
Impairment charges	4	—	1	1	2
Depreciation and amortization	140	—	36	50	54
Stock-based compensation expense	26	—	26	—	—
Reorganization items, net	2	—	2	—	—
Changes in estimates related to expected allowable claims	3	—	3	—	—
Equity (income) loss	(3)	—	1	—	(4)
Changes in assets and liabilities, net	(83)	114	(157)	7	(47)

Net cash provided by operations	182	—	31	83	68

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	8	—	8	—	—
Payments for acquisitions, net of cash acquired	(35)	—	—	—	(35)
Capital expenditures	(154)	—	(24)	(83)	(47)

Net cash used in investing activities	(181)	—	(16)	(83)	(82)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from other short term borrowings, net	3	—	—	—	3
Common shares acquired	(22)	—	(22)	—	—
Proceeds from exercise of stock options	1	—	1	—	—

Net cash (used in) provided by financing activities	(18)	—	(21)	—	3

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(4)	—	—	—	(4)

Change in cash and cash equivalents	(21)	—	(6)	—	(15)
Cash and cash equivalents at beginning of year	201	—	41	—	160

Cash and cash equivalents at end of year	$180	$—	$35	$—	$145

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21) SUMMARIZED UNAUDITED QUARTERLY FINANCIAL DATA

	2013
(In millions, except per share data)	First	Second	Third	Fourth
Net sales	$528	$590	$569	$544
Gross profit	$110	$146	$121	$133
AMOUNTS ATTRIBUTABLE TO CHEMTURA COMMON SHAREHOLDERS:
(Loss) earnings from continuing operations, net of tax	$(18) (a)	$27 (b)	$(44) (c)	$13 (d)
(Loss) earnings from discontinued operations, net of tax	(5)	26	7	(3)
Loss on sale of discontinued operations, net of tax	—	(146)	(3)	(31)

Net loss	$(23)	$(93)	$(40)	$(21)

BASIC PER SHARE—ATTRIBUTABLE TO CHEMTURA (i):
(Loss) earnings from continuing operations, net of tax	$(0.18)	$0.27	$(0.45)	$0.13
(Loss) earnings from discontinued operations, net of tax	(0.05)	0.26	0.07	(0.03)
Loss on sale of discontinued operations, net of tax	—	(1.48)	(0.03)	(0.32)

Net loss	$(0.23)	$(0.95)	$(0.41)	$(0.22)

DILUTED PER SHARE—ATTRIBUTABLE TO CHEMTURA(i):
(Loss) earnings from continuing operations, net of tax	$(0.18)	$0.27	$(0.45)	$0.13
(Loss) earnings from discontinued operations, net of tax	(0.05)	0.26	0.07	(0.03)
Loss on sale of discontinued operations, net of tax	—	(1.46)	(0.03)	(0.32)

Net loss	$(0.23)	$(0.93)	$(0.41)	$(0.22)

Basic weighted-average shares outstanding	98.2	98.6	97.5	96.6

Diluted weighted-average shares outstanding	98.2	99.7	97.5	98.1

	2012
	First	Second		Third	Fourth
Net sales	$534	$583		$546	$533
Gross profit	$148	$158		$148	$127
AMOUNTS ATTRIBUTABLE TO CHEMTURA COMMON SHAREHOLDERS (i):
Earnings from continuing operations, net of tax	$28 (e)	$34	(f)	$22 (g)	$19	(h)
(Loss) earnings from discontinued operations, net of tax	(6)	16		(13)	1

Net earnings	$22	$50		$9	$20

BASIC AND DILUTED PER SHARE—ATTRIBUTABLE TO CHEMTURA (i):
Earnings from continuing operations, net of tax	$0.28	$0.34		$0.22	$0.19
(Loss) earnings from discontinued operations, net of tax	(0.06)	0.16		(0.13)	0.01

Net earnings	$0.22	$0.50		$0.09	$0.20

Basic weighted-average shares outstanding	98.3	98.9		97.9	97.9

Diluted weighted-average shares outstanding	99.1	99.1		98.2	99.0

(a)
The earnings from continuing operations for the first quarter of 2013 included pre-tax charges for facility closures, severance and related costs of $14 million.

(b)
The earnings from continuing operations for the second quarter of 2013 included pre-tax charges for facility closures, severance and related costs of $11 million.

(c)
The earnings from continuing operations for the third quarter of 2013 included pre-tax charges for loss on early extinguishment of debt of $50 million and facility closures, severance and related costs of $3 million.

(d)
The earnings from continuing operations for the fourth quarter of 2013 included pre-tax charges for facility closures, severance and related costs of $14 million.

(e)
The earnings from continuing operations for the first quarter of 2012 included pre-tax charges for changes in estimates related to expected allowable claims of $2 million and reorganization items of $2 million.

(f)
The earnings from continuing operations for the second quarter of 2012 included pre-tax charges for facility closures, severance and related costs of $6 million.

(g)
The earnings from continuing operations for the third quarter of 2012 included pre-tax charges for facility closures, severance and related costs of $2 million.

(h)
The earnings from continuing operations for the fourth quarter of 2012 included a pre-tax charges for facility closures, severance and related costs of $3 million.

(i)
The sum of the earnings per common share for the four quarters may not equal the total earnings per common share for the full year due to quarterly changes in the average number of shares outstanding.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Chemtura Corporation:

        We have audited the accompanying consolidated balance sheets of Chemtura Corporation and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule II, Valuation and Qualifying Accounts. We also have audited Chemtura Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemtura Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Chemtura Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

/s/ KPMG LLP

Stamford, Connecticut
February 24, 2014

Item 9:    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A:    Controls and Procedures

(a)
Disclosure Controls and Procedures

        As of December 31, 2013, our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2013 were effective.

(b)
Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control-Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2013.

        KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report, which is included elsewhere within this Form 10-K, on the effectiveness of our internal control over financial reporting.

(c)
Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred in the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B:    Other Information

        Not Applicable.

 PART III

Item 10:    Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of Chemtura are as follows:

        Craig A. Rogerson, 57, has served as Chairman, President and Chief Executive Officer of Chemtura since December 2008. Previously, Mr. Rogerson served as President, Chief Executive Officer and director of Hercules Incorporated from December 2003 until its acquisition by Ashland, Incorporated on November 13, 2008.

        Chet H. Cross, 55, has served as Executive Vice President, Supply Chain and Operations since November 2013 and as Executive Vice President and Group President Industrial Engineered and Performance Products since September 2010. From January 2010 to September 2010, Mr. Cross served as Group President Engineered Products. From December 2008 to January 2010, Mr. Cross was Vice President of Operations of Ashland Inc's Ashland Hercules Water Technologies division. Previously, Mr. Cross served for over 20 years with Hercules Incorporated in a variety of positions of increasing responsibility, most recently as General Manager of Hercules' Americas pulp and paper business and President of Hercules Canada.

        Stephen C. Forsyth, 58, has served as Executive Vice President and Chief Financial Officer since April 2007. Previously, Mr. Forsyth served for 26 years with Hexcel Corporation in a variety of executive capacities, the last 11 years as Executive Vice President and Chief Financial Officer.

        Billie S. Flaherty, 56, has served as Executive Vice President, General Counsel and Secretary since November 2013 and as Senior Vice President, General Counsel and Secretary since January 2009. Previously, Ms. Flaherty served as Associate General Counsel for Chemtura, having joined Chemtura in October 2005. Prior to joining Chemtura, she served as Vice President, Environmental, Health and Safety for Pitney Bowes Inc.

        Alan M. Swiech, 55, has served as Executive Vice President, Human Resources and Support Services since November 2013 and as Senior Vice President, Human Resources and Support Services since January 2009. Previously Mr. Swiech served as Vice President, Human Resources for Chemtura, having joined Chemtura in April 2006. Prior to joining Chemtura Mr. Swiech served as Vice President—Administration for Akebono Corporation NA, and President of AMAK LLC. Before that he served as Vice President, Human Resources for Cambridge Industries Inc. and various positions of increasing responsibility with United Technologies Corporation.

        Laurence M. Orton, 41, has served as Vice President and Corporate Controller since November 2012. Mr. Orton was also Vice President, Finance & Investor Relations from 2010 to November 2012, Vice President, Financial Planning and Analysis from 2008 to 2010 and Business Chief Financial Officer of the Performance Specialties Segment from 2006 to 2008. Previously, Mr. Orton served for 7 years with Avecia Group Plc and predecessor company Astra Zeneca.

        Dalip Puri, 41, has served as Vice President, Investor Relations and Treasurer since November 2012 and as Vice President and Treasurer since November 2010. Prior to joining Chemtura, Mr. Puri served as Corporate Treasurer of Hewitt Associates. Before that he served for 7 years with Delphi Corporation in various positions of increasing responsibility, most recently as Global Treasury Director.

        There is no family relationship between any of such officers, and there is no arrangement or understanding between any of them and any other person pursuant to which any such officer was selected as an officer.

        Information relating to our directors and nominees will be included under the caption "Election of Directors" in the 2013 Proxy Statement for our Annual Shareholders Meeting to be held on May 8, 2014 and is incorporated by reference herein. The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee" in the 2013 Proxy Statement, and is incorporated by reference herein.

Item 11:    Executive Compensation

        The information required by Item 402 of Regulation S-K will be included under the captions "Executive Compensation" and "Director Compensation" in the 2013 Proxy Statement, and is incorporated by reference herein. The information required by Item 407(e)(4) and 407(e)(5) of Regulation S-K will be included under the captions "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the 2013 Proxy Statement, and that information is incorporated by reference herein.

Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 201(d) of Regulation S-K will be included under the caption "Equity Compensation Plan Information" in the 2013 Proxy Statement, and is incorporated by reference herein.

        The information required by Item 403 of Regulation S-K will be included under the caption "Stock Ownership Information" in the 2013 Proxy Statement, and is incorporated by reference herein.

Item 13:    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 404 of Regulation S-K will be included under the caption "Related Person Transactions" in the 2013 Proxy Statement, and is incorporated by reference herein.

        The information required by Item 407(a) of Regulation S-K will be included under the caption "Director Independence" in the 2013 Proxy Statement, and is incorporated by reference herein.

Item 14:    Principal Accountant Fees and Services

        The information required by this Item will be included under the caption "Independent Audit Fees for 2013" in the 2013 Proxy Statement, and is incorporated by reference herein.

PART IV

Item 15:    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

1.
Financial statements and Report of Independent Registered Public Accounting Firm, as required by Item 8 of this form.

(i)
Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011;

(ii)
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011;

(iii)
Consolidated Balance Sheets as of December 31, 2013 and 2012;

(iv)
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011;

(v)
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012, and 2011;

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

2.
Financial Statement Schedule II, Valuation and Qualifying Accounts, required by Regulation S-X is included herein.

3.
The following exhibits are either filed herewith or incorporated herein by reference to the respective reports and registration statements identified in the parenthetical clause following the description of the exhibit:

Exhibit No.		Description
2.1		Joint Chapter 11 Plan of Chemtura Corporation, et al, dated August 4, 2010, as amended (incorporated by reference to Exhibit 2.1 to the Registrant's November 4, 2010 Form 8-K).
2.2		Stock Purchase Agreement, dated as of October 9, 2013, among KIK Custom Products Inc., KCP Corporate Holdings Inc., Chemtura Corporation, Chemtura Holdings GmbH, Great Lakes Chemical Corporation and Great Lakes Chemical (Netherlands) B.V. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to the Stock Purchase Agreement have been omitted and Chemtura agrees to furnish supplementally a copy of any such omitted schedule to the SEC upon request) (incorporated by reference to Exhibit 2.1 to the Registrant's October 10, 2013 Form 8-K).
3(i	)	Amended and Restated Certificate of Incorporation of Chemtura Corporation (incorporated by reference to Exhibit 3.1 to Chemtura's Registration Statement on Form 8-A filed with the SEC on November 9, 2010).
3(ii	)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chemtura Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's May 13, 2013 Form 8-K)
3(iii	)	Amended and Restated Bylaws of Chemtura Corporation Corporation (incorporated by reference to Exhibit 3.2 to the Registrant's May 13, 2013 Form 8-K).
4.1		Indenture, dated as of August 27, 2010, among Chemtura Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Registrant's August 27, 2010 Form 8-K ("August 27, 2010 8-K")).
4.2		First Supplemental Indenture, dated as of November 9, 2010, among Chemtura Corporation, the guarantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Registrant's November 12, 2010 Form 8-K ("November 12, 2010 8-K")).
4.3		Amendment No. 1 to the Senior Secured Revolving Credit Facility Agreement, dated as of March 22, 2011, among Chemtura Corporation and certain of its subsidiaries named therein, as borrowers, Bank of America, N.A., as administrative agent and collateral agent, the other agents party thereto and the Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant's March 28, 2011 Form 8-K).
4.4		Supplemental Indenture No. 2, dated as of June 21, 2013, among Chemtura Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's June 24, 2013 Form 8-K).

Exhibit No.	Description
4.5	Indenture, dated June 10, 2013, among Chemtura Corporation, the subsidiary guarantors and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant's June 10, 2013 Registration Statement on Form S-3).
4.6	First Supplemental Indenture, dated July 23, 2013, among Chemtura Corporation, the subsidiary guarantors and Wells Fargo Bank, National Association, related to the Indenture, dated June 10, 2013, among Chemtura Corporation, the subsidiary guarantors and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant's July 23, 2013 Form 8-K).
4.7	Senior Secured Revolving Credit Facilities Agreement, dated as of November 10, 2010 and as amended and restated as of December 4, 2013, among Chemtura Corporation and certain of its subsidiaries named therein, as borrowers, Bank of America, N.A., as U.S. administrative agent and collateral agent and as foreign administrative agent, the other agents party thereto and the Initial Lenders and other Lenders party thereto (the "Amended and Restated Senior Secured Revolving Credit Facilities Agreement") (incorporated by reference to Exhibit 4.1 to the Registrant's December 6, 2013 Form 8-K).
10.1	2009 Chemtura Corporation Management Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ended June 30, 2009).+
10.2	Senior Secured Term Facility Credit Agreement, dated as of August 27, 2010, among Chemtura Corporation, Bank of America, N.A., as Administrative Agent, the other agents party thereto and the Lenders party thereto (incorporated by reference to Exhibit 4.5 to the Registrant's May 16, 2011 Form 8-K/A).
10.3	Amendment No. 1 to the Senior Secured Term Facility Credit Agreement, dated as of September 27, 2010, among Chemtura Corporation, Bank of America, N.A., as Administrative Agent, the other agents party thereto and the Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant's September 30, 2010 Form 8-K).
10.4	Senior Secured Revolving Credit Facility Agreement, dated as of November 9, 2010, among Chemtura Corporation and certain of its subsidiaries named therein, as borrowers, Bank of America, N.A., as administrative agent and collateral agent, the other agents party thereto and the Initial Lenders and other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant's May 16, 2011 8-K/A).
10.5	Guaranty, dated as of November 9, 2010, pursuant to the Senior Secured Term Facility Credit Agreement (incorporated by reference to Exhibit 4.5 to the Registrant's November 12, 2010 8-K).
10.6	Security Agreement, dated as of November 9, 2010, pursuant to the Senior Secured Term Facility Credit Agreement (incorporated by reference to Exhibit 4.6 to the Registrant's November 12, 2010 8-K).
10.7	Employment Agreement, dated as of November 9, 2010, between Craig Rogerson and Chemtura Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's November 12, 2010 8-K).+
10.8	Employment Agreement, dated as of November 9, 2010, between Stephen Forsyth and Chemtura Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's November 12, 2010 8-K).+
10.9	Employment Agreement, dated as of November 9, 2010, between Billie Flaherty and Chemtura Corporation (incorporated by reference to Exhibit 10.3 to the Registrant's November 12, 2010 8-K).+
10.10	Employment Agreement, dated as of November 9, 2010, between Chet Cross and Chemtura Corporation (incorporated by reference to Exhibit 10.17 to the Registrant's 2010 Form 10-K).+
10.11	Employment Agreement, dated as of November 9, 2010, between Alan Swiech and Chemtura Corporation (incorporated by reference to Exhibit 10.18 to the Registrant's 2010 Form 10-K).+
10.12	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant's November 12, 2010 8-K).+
10.13	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.2 to the Registrant's November 12, 2010 8-K).+

Exhibit No.	Description
10.14	Chemtura Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Chemtura's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 9, 2010).+
10.15	Chemtura Corporation EIP Settlement Plan (incorporated by reference to Exhibit 99.2 to Chemtura's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 9, 2010).+
10.16	Chemtura Corporation Emergence Award Plan (incorporated by reference to Exhibit 99.3 to Chemtura's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 9, 2010).+
10.17	Chemtura Corporation 2010 Short Term Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant's 2010 Form 10-K).+
10.18	Amendment No. 1 to Employment Agreement, dated as of March 9, 2011, between Craig Rogerson and Chemtura Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's March 3, 2011 8-K).+
10.19	Amendment No. 1 to Employment Agreement, dated as of March 9, 2011, between Stephen Forsyth and Chemtura Corporation (incorporated by reference to Exhibit 10.3 to the Registrant's March 3, 2011 8-K).+
10.20	Amendment No. 1 to Employment Agreement, dated as of March 9, 2011, between Billie Flaherty and Chemtura Corporation (incorporated by reference to Exhibit 10.4 to the Registrant's March 3, 2011 8-K).+
10.21	Master Agreement, dated as of October 26, 2011, Relating to Multi-Country Receivables Purchase Facilities (incorporated by reference to Exhibit 10.1 to the Registrant's October 27, 2011 Form 8-K).
10.22	Amendment No. 2 to the Senior Secured Revolving Facility Credit Agreement, dated as of December 22, 2011, among Chemtura Corporation and certain of its subsidiaries named therein, as borrowers, Bank of America, N.A., as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant's December 22, 2011 Form 8-K).
10.23	Amendment and Supplement to the Senior Secured Term Facility Credit Agreement, dated October 31, 2012, among Chemtura Corporation, Bank of America, N.A., as Administrative Agent and the banks, financial institutions and other institutional lenders parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant's November 5, 2012 Form 10-Q).
10.24	Chemtura Corporation 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Chemtura's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 21, 2012).+
10.25	Amended and Restated Asset Purchase and Contribution Agreement, dated as of January 25, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's January 28, 2013 Form 8-K).**
10.26	Chemtura Corporation Clawback Policy (incorporated by reference to Exhibit 99.1 to the Registrant's December 13, 2012 Form 8-K).
10.27	2012 Management Incentive Plan.*+
10.28	2013 Management Incentive Plan.*+
10.29	U.S. Guaranty, dated as of December 4, 2013, pursuant to the Amended and Restated Senior Secured Revolving Credit Facilities Agreement(incorporated by reference to Exhibit 4.2 to the Registrant's December 6, 2013 Form 8-K).
10.30	Foreign Guaranty, dated as of December 4, 2013, pursuant to the Amended and Restated Senior Secured Revolving Credit Facilities Agreement(incorporated by reference to Exhibit 4.3 to the Registrant's December 6, 2013 Form 8-K).
10.31	U.S. Security Agreement, dated as of December 4, 2013, pursuant to the Amended and Restated Senior Secured Revolving Credit Facilities Agreement(incorporated by reference to Exhibit 4.4 to the Registrant's December 6, 2013 Form 8-K).

Exhibit No.	Description
10.32	Foreign Security Agreement, dated as of December 4, 2013, pursuant to the Amended and Restated Senior Secured Revolving Credit Facilities Agreement (incorporated by reference to Exhibit 4.5 to the Registrant's December 6, 2013 Form 8-K).
21	Subsidiaries of the Registrant*
23	Consent of Independent Registered Public Accounting Firm.*
24	Form of Power of Attorney from directors and executive officers of the Registrant authorizing signature of this report (Original on file at principal executive offices of Registrant).*
31.1	Certification of Periodic Financial Reports by the Registrant's Chief Executive Officer (Section 302).*
31.2	Certification of Periodic Financial Reports by the Registrant's Chief Financial Officer (Section 302).*
32.1	Certification of Periodic Financial Reports by the Registrant's Chief Executive Officer (Section 906).*
32.2	Certification of Periodic Financial Reports by the Registrant's Chief Financial Officer (Section 906).*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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

CHEMTURA CORPORATION (Registrant)
Date: February 24, 2014	By:	/s/ STEPHEN C. FORSYTH Stephen C. Forsyth Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title

Craig A. Rogerson*	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
Stephen C. Forsyth	By:	/s/ STEPHEN C. FORSYTH Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Laurence M. Orton	By:	/s/ LAURENCE M. ORTON Vice President and Corporate Controller (Principal Accounting Officer)
Jeffrey D. Benjamin*	Director
Timothy J. Bernlohr*	Lead Director
Anna C. Catalano*	Director
James W. Crownover*	Director
Robert A. Dover*	Director
Jonathan F. Foster*	Director
John K. Wulff*	Director

Date: February 24, 2014	*By:	/s/ STEPHEN C. FORSYTH Stephen C. Forsyth as attorney-in-fact

Schedule II

Valuation and Qualifying Accounts
(In millions of dollars)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions		Other		Balance at end of year
2013:
Allowance for doubtful accounts	$11	2	(1)	(a)	(1)	(c)	11
Reserve for customer rebates	14	36	(40)	(b)	—		10
2012:
Allowance for doubtful accounts	$15	2	(6)	(a)	—		11
Reserve for customer rebates	14	8	(8)	(b)	—		14
2011:
Allowance for doubtful accounts	$20	5	(10)	(a)			15
Reserve for customer rebates	14	28	(28)	(b)	—		14

(a)
Primarily represents accounts written off as uncollectible (net of recoveries).

(b)
Primarily represents payment to the customers.

(c)
Primarily represents the translation effect of balances denominated in foreign currencies.