Form 10-Q
period 2014-03-31
Chemtura CORP
filed 2014-04-30
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

The number of shares of common stock outstanding as of the latest practicable date is as follows

Class	Number of shares outstanding at March 31, 2014
Common Stock - $.01 par value	96,068,695

CHEMTURA CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I.                 FINANCIAL INFORMATION

ITEM 1.                 Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Quarters ended March 31, 2014 and 2013

(In millions, except per share data)

	Quarters ended March 31,
	2014	2013
Net sales	$556	$528

Cost of goods sold	436	418
Selling, general and administrative	60	58
Depreciation and amortization	28	26
Research and development	8	8
Facility closures, severance and related costs	2	14
Equity loss	—	2
Operating income	22	2
Interest expense	(12)	(16)
Other income, net	3	3
Earnings (loss) from continuing operations before income taxes	13	(11)
Income tax expense	(3)	(7)
Earnings (loss) from continuing operations	10	(18)
Earnings (loss) from discontinued operations, net of tax	1	(5)
Loss on sale of discontinued operations, net of tax	(5)	—
Net earnings (loss)	$6	$(23)

Basic per share information
Earnings (loss) from continuing operations	$0.10	$(0.18)
Earnings (loss) from discontinued operations, net of tax	0.01	(0.05)
Loss on sale of discontinued operations, net of tax	(0.05)	—
Net earnings (loss)	$0.06	$(0.23)
Diluted per share information
Earnings (loss) from continuing operations	$0.10	$(0.18)
Earnings (loss) from discontinued operations, net of tax	0.01	(0.05)
Loss on sale of discontinued operations, net of tax	(0.05)	—
Net earnings (loss)	$0.06	$(0.23)

Weighted average shares outstanding - Basic	96.3	98.2
Weighted average shares outstanding - Diluted	97.8	98.2

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Quarters ended March 31, 2014 and 2013

(In millions)

	Quarters ended March 31,
	2014	2013
Net earnings (loss)	$6	$(23)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(6)	(23)
Unrecognized pension and other post-retirement benefit costs	1	(1)
Comprehensive income (loss)	$1	$(47)

See accompanying notes to Consolidated Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2014 (Unaudited) and December 31, 2013

(In millions, except par value data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$361	$549
Accounts receivable, net	436	361
Inventories, net	415	415
Other current assets	153	158
Assets held for sale	6	4
Total current assets	1,371	1,487
NON-CURRENT ASSETS
Property, plant and equipment, net	717	724
Goodwill	178	179
Intangible assets, net	139	142
Other assets	189	172
Total assets	$2,594	$2,704
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$6	$117
Accounts payable	210	172
Accrued expenses	175	189
Income taxes payable	6	6
Liabilities held for sale	3	2
Total current liabilities	400	486
NON-CURRENT LIABILITIES
Long-term debt	789	781
Pension and post-retirement health care liabilities	236	246
Other liabilities	186	192
Total liabilities	1,611	1,705
STOCKHOLDERS’ EQUITY
Common stock - $0.01 par value Authorized - 500.0 shares Issued - 100.5 shares at March 31, 2014 and December 31, 2013	1	1
Additional paid-in capital	4,371	4,375
Accumulated deficit	(3,019)	(3,025)
Accumulated other comprehensive loss	(285)	(280)
Treasury stock- at cost - 4.4 shares at March 31, 2014 and 4.0 shares at December 31, 2013	(86)	(73)
Total Chemtura stockholders’ equity	982	998
Non-controlling interest	1	1
Total stockholders’ equity	983	999
Total liabilities and stockholders’ equity	$2,594	$2,704

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Quarters ended March 31, 2014 and 2013

(In millions)

	Quarters ended March 31,
	2014	2013
Increase (decrease) in cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$6	$(23)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Loss on sale of discontinued operations	5	—
Depreciation and amortization	28	32
Stock-based compensation expense	4	5
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(75)	(69)
Inventories	(2)	(58)
Accounts payable	39	45
Pension and post-retirement health care liabilities	(20)	(7)
Other	(35)	—
Net cash used in operating activities	(50)	(75)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from divestments, net of transaction costs	8	—
Capital expenditures	(23)	(49)
Net cash used in investing activities	(15)	(49)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Term Loan	(110)	—
Proceeds from other long-term borrowings	10	13
Payments on other long-term borrowings	(1)	(1)
Payments on other short-term borrowings, net	(1)	—
Common shares acquired	(22)	—
Proceeds from exercise of stock options	4	1
Net cash (used in) provided by financing activities	(120)	13
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(1)	(2)
Change in cash and cash equivalents	(186)	(113)
Cash and cash equivalents at beginning of period	549	365
Cash and cash equivalents at end of period	$363	$252
Cash and cash equivalents at end of period - Continuing operations	$361	$251
Cash and cash equivalents at end of period - Discontinued operations	$2	$1

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)            NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Chemtura Corporation together with our consolidated subsidiaries is dedicated to delivering innovative, application-focused specialty chemicals.  Our corporate headquarters is located at 1818 Market Street, Suite 3700, Philadelphia, PA 19103.  Our principal executive offices are located at 1818 Market Street, Suite 3700, Philadelphia, PA 19103 and 199 Benson Road, Middlebury, CT 06749.  We operate in a wide variety of end-use industries including agriculture, automotive, construction, electronics, lubricants, packaging, plastics for durable and non-durable goods and transportation.

When we use the terms “Corporation,” “Company,” “Chemtura,” “Registrant,” “We,” “Us” and “Our,” unless otherwise indicated or the context otherwise requires, we are referring to Chemtura Corporation and our consolidated subsidiaries.

We are the successor to Crompton & Knowles Corporation (“Crompton & Knowles”), which was incorporated in Massachusetts in 1900 and engaged in the manufacture and sale of specialty chemicals beginning in 1954.  Crompton & Knowles traces its roots to the Crompton Loom Works which was incorporated in the 1840s.  We expanded the specialty chemical business through acquisitions in the United States and Europe, including the 1996 acquisition of Uniroyal Chemical Company, Inc. (“Uniroyal”), the 1999 merger with Witco Corporation (“Witco”) and the 2005 acquisition of Great Lakes Chemical Corporation (“Great Lakes”).  Since the Great Lakes acquisition, we have progressively focused our portfolio, divesting businesses that did not fit with the strategic criteria we have established for our portfolio.  Recent divestitures include our antioxidants and UV stabilizers (“Antioxidant”) and Consumer Products businesses during 2013.

The information in the foregoing Consolidated Financial Statements for the quarters ended March 31, 2014 and 2013 is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to our Consolidated Financial Statements.

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

We operated as a debtor-in-possession (“DIP”) under the protection of the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) from March 18, 2009 (the “Petition Date”) through November 10, 2010 (the “Effective Date”).  From the Petition Date through the Effective Date, our Consolidated Financial Statements were prepared in accordance with Accounting Standards Codification (“ASC”) Section 852-10-45, Reorganizations — Other Presentation Matters (“ASC 852-10-45”) which requires that financial statements, for periods during the pendency of voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11”) filings, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain income, expenses, realized gains and losses and expenses for losses that are realized or incurred in the Chapter 11 cases are recorded in Reorganization items, net in our Consolidated Statements of Operations.  As of March 31, 2014, the Bankruptcy Court has entered orders granting final decrees closing all of the Debtors’ Chapter 11 cases.

The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the period ended December 31, 2013 (the “2013 Annual Report on Form 10-K”).  The consolidated results of operations for the quarter ended March 31, 2014 are not necessarily indicative of the results expected for the full year.

Accounting Policies and Other Items

Cash and cash equivalents include bank term deposits with original maturities of three months or less.

Included in accounts receivable are allowances for doubtful accounts of $11 million as of March 31, 2014 and December 31, 2013.

During the quarters ended March 31, 2014 and 2013, we made cash interest payments of approximately $19 million and $25 million, respectively.  During the quarters ended March 31, 2014 and 2013, we made cash payments for income taxes (net of refunds) of $4 million and $3 million, respectively.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance improves GAAP by more faithfully representing when a company or other organization discontinues its operations. ASU 2014-08 changed the criteria for reporting a discontinued operation. Under the new guidance, a disposal of part of an organization that has a major effect on its operations and financial results is a discontinued operation.  ASU 2014-08 is effective on a prospective basis for interim and annual periods beginning on or after December 15, 2014.  We are currently evaluating how the adoption of this ASU will impact our financial statements.

In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity(“ASU” 2013-05”) . The amendments in ASU 2013-05 address the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 (early adoption is permitted).  The adoption of this amendment did not have a material impact on our financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, providing guidance on the presentation of unrecognized tax benefits in the financial statements as either a reduction to a deferred tax asset or either a liability to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. The amendments in this ASU do not require new recurring disclosures and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this guidance did not have a material impact on our financial statements.

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

DayStar Acquisition

On May 15, 2013, we purchased the remaining 50% interest in DayStar Materials L.L.C. (“DayStar”) from our joint venture partner, UP Chemical Co., Ltd. (“UP Chemical”).  As a result, DayStar became a consolidated entity.  The purchase price was $3 million in cash which approximated the fair value of the remaining share of the assets and liabilities, primarily inventory and fixed assets, as of the purchase date. In addition, we reimbursed UP Chemical for a $3 million loan they had made to DayStar.

Divestitures

Chemtura AgroSolutions

On April 16, 2014, we entered into a Stock and Asset Purchase Agreement to sell our Chemtura AgroSolutions business to Platform Specialty Products Corporation (“Platform”) for approximately $1 billion, consisting of $950 million in cash and 2 million shares of Platform’s common stock.  The transaction is subject to customary purchase price adjustments, closing conditions and regulatory approvals and is expected to close in the second half of 2014.  As of March 31, 2014, we did not meet the criteria to present the assets and liabilities associated with the Chemtura AgroSolutions business as assets and liabilities held for sale and, therefore, the earnings and direct costs of this segment have been included as part of continuing operations.  We have evaluated the recoverability of the assets and liabilities of Chemtura AgroSolutions as of March 31, 2014 and determined that no impairment existed as of that date.

Consumer Products Business Divestiture

In December 2013, we sold our investment in the dedicated legal entities that constituted our Consumer Products business, including dedicated manufacturing plants in the U.S. and South Africa, to KIK Customer Products Inc. (“KIK”) for $300 million and the assumption by KIK of pension and other liabilities totaling approximately $8 million.  The purchase price is subject to customary post-closing adjustments, primarily for working capital and assumed pension liabilities.  The agreement specified a value of working capital based upon a twelve-month average against which working capital would be measured.  To the extent working capital at closing was lower than this value, KIK would be compensated for the difference.  If working capital was higher, we would be compensated.  The impact of some of these adjustments was estimated in the cash paid at closing.  In March 2014, KIK made an advance payment of $9 million ahead of the final adjustments.  KIK will provide a reconciliation during the second quarter of 2014, as provided in the agreement.

In connection with the sale we entered into a transition service agreement and supply contract with KIK to supply products from our Adrian, MI facility.  Under the terms of the supply contract, KIK has the option, exercisable for a period of six-months following the closing date, to purchase the net assets of the Adrian facility at a price that is below the carrying value of the net assets.  Accordingly, we concluded the net assets of the Adrian facility met the criteria to be classified as assets held for sale and we recorded an impairment charge in December 2013 of $7 million to write-down the property, plant and equipment to its fair value less costs to sell.  The option remains un-exercised as of March 31, 2014.

During the quarter ended March 31, 2014, we recognized a pre-tax loss of $4 million ($4 million after tax) primarily for transaction costs and post-closing obligations which was recognized in loss on sale of discontinued operations, net of tax in the Consolidated Statement of Operations.

Earnings and direct costs associated with the Consumer Products business for the periods prior to the date of sale have been presented as earnings (loss) from discontinued operations, net of tax for the comparative periods.  All applicable disclosures included in the accompanying footnotes have been updated to reflect the Consumer Products business as a discontinued operation.

Antioxidant Business Divestiture

In April 2013, we completed the sale of our Antioxidant business to SK Blue Holdings, Ltd, (“SK”) and Addivant USA Holdings Corp. (“Addivant”) for $97 million, $9 million in preferred stock issued by Addivant and the assumption by SK and Addivant of pension, environmental and other liabilities totaling approximately $91 million.  Additionally, we paid $2 million in cash as part of a pre-closing adjustment.  In March 2014, we recognized a pre-tax loss of $1 million ($1 million after-tax) primarily related to the final settlement of the working capital component of the transaction which is included in loss on sale of discontinued operations, net of tax, in the Consolidated Statement of Operations.  We received the final payment for the remaining working capital adjustment of $4 million in March 2014.

Included as part of the consideration, we received 9.2 million shares of Series A Preferred Stock of Addivant with a face value of $9 million.  These shares accrue dividends at escalating rates beginning at 7% in the first year and up to 11% in the third year and beyond which are payable upon declaration.

In connection with the sale, we entered into several ancillary agreements, including supply agreements, a distribution agreement, and a transition services agreement.

Earnings and direct costs associated with the Antioxidant business for the periods prior to the date of sale have been presented as earnings (loss) from discontinued operations, net of tax for the comparative periods.  All applicable disclosures included in the accompanying footnotes have been updated to reflect the Antioxidant business as a discontinued operation.

Discontinued Operations - Consumer Products (“Consumer”) and Antioxidant (“AOUV”) Divestitures

Earnings (loss) from discontinued operations and loss on the sale of discontinued operations for the quarters ended March 31, 2014 and 2013 consist of the following:

	Quarters ended March 31,
	2014			2013
(In millions)	Consumer	AOUV	Total	Consumer	AOUV	Total
Net sales				$78	$90	$168
Earnings (loss) from discontinued operations:
Pre-tax earnings (loss)	$1	$—	$1	$(3)	$(2)	$(5)
Income tax benefit	—	—	—	—	—	—
Earnings (loss), net of taxes	$1	$—	$1	$(3)	$(2)	$(5)
Loss on sale of discontinued operations:
Pre-tax loss	$(4)	$(1)	$(5)
Income tax benefit	—	—	—
Net loss	$(4)	$(1)	$(5)

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

	Quarters ended March 31,
	2014	2013
Antioxidants	—	4
Consumer Products	—	3
Amortization expense (a)	—	(3)
Net increase in Corporate Segment	—	4

(a) Our Corporate segment included amortization expense which related directly to the Consumer Products business which is now included in earnings (loss) from discontinued operations, net of tax.

3)            RESTRUCTURING AND ASSET IMPAIRMENT ACTIVITIES

Restructuring

In February 2013, our Board of Directors (the “Board”) approved a restructuring plan providing for, among other things, actions to reduce stranded costs related to divestitures.  This plan is expected to preserve pre-divestiture operating margins following our portfolio changes.  On October 9, 2013, the Board approved additional restructuring actions to consolidate our business’ organizational structure in an effort to streamline the organization and gain efficiencies and additional cost savings.  In December 2013, we substantially completed employee communications and the consultation process regarding the closure of our Droitwich, UK facility and consolidation of those operations into our Perth Amboy, NJ facility, in order to improve our competitiveness in the current economic environment.  We recorded a pre-tax charge of $44 million in the year ended December 31, 2013, which included $27 million for severance and related costs, $15 million for professional fees, $1 million for accelerated depreciation of property, plant and equipment and $1 million for accelerated asset retirement obligations.  We recorded a pre-tax charge of $5 million in the first quarter of 2014 which included $1 million for severance and related costs, $1 million related to professional fees and $3 million for accelerated depreciation of property, plant and equipment.  We expect to incur approximately $3 million to $5 million for the remainder of 2014 primarily for accelerated depreciation and decommissioning costs.

In April 2012, our Board approved a restructuring plan providing for, among other things, the closure of our Antioxidant business manufacturing facility in Pedrengo, Italy.  The Board also approved actions to improve the operating effectiveness of certain global corporate functions.  In 2013, we recorded an additional pre-tax charge of $1 million, primarily for accelerated depreciation and relocation costs related to the Pedrengo closure.  All charges related to the Pedrengo closure have been included in loss from discontinued operations, net of tax, as this plant formed part of our Antioxidants business.  The Pedrengo plant ceased operations on March 31, 2013 and asset retirement and decommissioning work has been substantially completed.  We have retained this property under the terms of the sale of our Antioxidants business and anticipate selling it after all decommissioning and remediation work is completed.

A summary of the changes in the liabilities established for restructuring programs is as follows:

(In millions)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at December 31, 2013	$14	$2	$16
2014 charge	1	1	2
Cash payments	(6)	(3)	(9)
Balance at March 31, 2014	$9	$—	$9

At March 31, 2014, the balance of these reserves were included in accrued expenses in our Consolidated Balance Sheet.  At December 31, 2013, $15 million of these reserves were included in accrued expenses and $1 million were included in accounts payable in our Consolidated Balance Sheet.

Asset Impairment Review

During the first two quarters of 2013, we completed an assessment of the possible sale of the Consumer Products business.  As of March 31, 2013 and June 30, 2013, we considered it more-likely-than-not that the sale initiative would become effective during 2013.  In performing the impairment analysis, we probability weighted the possible outcomes of the sale initiative as of March 31, 2013 and June 30, 2013.  Based on this analysis, the expected undiscounted cash flows were sufficient to recover the carrying values of the assets of the Consumer Products business.  As a result, we concluded that no impairment existed at March 31, 2013 or June 30, 2013.

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

On December 31, 2013, we completed a stock sale of our investment in dedicated legal entities of our Consumer Products business.  In connection with the sale, we entered into a supply contract with KIK to supply products from our Adrian, MI facility.  Under the terms of the supply contract, KIK has the option, exercisable for a period of six-months following the closing date, to purchase the net assets of the Adrian facility at a price that is below the carrying value of the net assets.  Accordingly, we concluded that the net assets of the Adrian facility met the criteria to be classified as assets held for sale and based on the expected selling price we recorded an impairment charge in December 2013 of $7 million to write-down the property, plant and equipment to its estimated fair value which is included in earnings from discontinued operations, net of tax in our Consolidated Statement of Operations.

4)            INVENTORIES

	March 31,	December 31,
(In millions)	2014	2013
Finished goods	$278	$288
Work in process	32	34
Raw materials and supplies	105	93
	$415	$415

Included in the above net inventory balances are inventory obsolescence reserves of approximately $23 million and $21 million at March 31, 2014 and December 31, 2013, respectively.

5)            PROPERTY, PLANT AND EQUIPMENT

	March 31,	December 31,
(In millions)	2014	2013
Land and improvements	$75	$74
Buildings and improvements	214	216
Machinery and equipment	1,256	1,239
Information systems equipment	174	173
Furniture, fixtures and other	29	29
Construction in progress	84	94
	1,832	1,825
Less: accumulated depreciation	1,115	1,101
	$717	$724

Depreciation expense from continuing operations was $23 million and $21 million for the quarters ended March 31, 2014 and 2013, respectively.  Depreciation expense from continuing operations included accelerated depreciation of certain fixed assets associated with our restructuring programs of $3 million for the quarter ended March 31, 2014.

6)            GOODWILL AND INTANGIBLE ASSETS

Our goodwill balance was $178 million and $179 million at March 31, 2014 and December 31, 2013, respectively.  The goodwill is allocated to the Industrial Performance Products segment.  The goodwill balance at March 31, 2014 and December 31, 2013 reflected accumulated impairments of $90 million.

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

Our intangible assets (excluding goodwill) are comprised of the following:

	March 31, 2014			December 31, 2013
(In millions)	Gross Cost	Accumulated Amortization	Net Intangibles	Gross Cost	Accumulated Amortization	Net Intangibles
Patents	$87	$(49)	$38	$91	$(52)	$39
Trademarks	68	(35)	33	68	(34)	34
Customer relationships	42	(18)	24	42	(18)	24
Production rights	46	(38)	8	46	(37)	9
Other	82	(46)	36	81	(45)	36
Total	$325	$(186)	$139	$328	$(186)	$142

The decrease in gross intangible assets since December 31, 2013 is primarily due to retirements of $5 million, offset by additions of $2 million.

Amortization expense from continuing operations related to intangible assets was $5 million for the quarters ended March 31, 2014 and 2013.

7)            DEBT

Our debt is comprised of the following:

	March 31,	December 31,
(In millions)	2014	2013
5.75% Senior Notes due 2021	$450	$450
7.875% Senior Notes due 2018	100	100
Term Loan due 2016	206	316
Other borrowings	39	32
Total Debt	795	898
Less: Other short-term borrowings	(1)	(2)
Less: Current portion of other long-term debt	(5)	(5)
Less: Current portion of Term Loan	—	(110)
Total Long-term debt	$789	$781

Financing Facilities

2021 Senior Notes

In July 2013, we completed a registered public offering of $450 million of 5.75% Senior Notes due 2021 (the “2021 Senior Notes”).  The purpose of the 2021 Senior Notes was to tender any and all of our outstanding $455 million aggregate principal amount of 7.875% Senior Notes due 2018 (the “2018 Senior Notes”) pursuant to our Offer to Purchase and Consent Solicitation Statement (the “Offer to Purchase”), pay expenses related to the offering and prepay a portion of our senior secured term loan facility due 2016 (the “Term Loan”).  In July 2013, we completed the tendering of $354 million of the 2018 Senior Notes in response to the Offer to Purchase.

In the third quarter of 2013, we recorded a $50 million loss on the early extinguishment of debt.  The loss included $42 million for the difference between the principal amount of the 2018 Senior Notes tendered and the sum of the tender offer consideration and consent payments.  The loss also included $8 million for the write-off of unamortized capitalized financing costs and original issuance discount with respect to the 2018 Senior Notes purchased under the tender.

In July 2013, we used the balance of the proceeds from the offering of the 2021 Senior Notes, after completing the purchase of the 2018 Senior Notes tendered and paying transaction costs, of approximately $45 million and approximately $5 million of cash on hand to prepay $50 million of principal of our Term Loan.

At any time prior to July 15, 2016, we are permitted to redeem some or all of the 2021 Senior Notes at a redemption price equal to 100% of the principal amount thereof plus a make-whole premium (as defined in the indenture governing the 2021 Senior Notes (the “2021 Indenture”)) and accrued and unpaid interest up to, but excluding, the redemption date.  At any time after July 15, 2016, we are permitted to redeem some or all of the 2021 Senior Notes at any time, with the redemption prices being, prior to July 15, 2017, 104.313% of the principal amount; on or after July 15, 2017 and prior to July 15, 2018, 102.875% of the principal amount; on or after July 15, 2018 and prior to July 15, 2019, 101.438% of the principal amount; and thereafter 100% of the principal amount, in each case plus any accrued and unpaid interest to the redemption date.  In addition, prior to July 15, 2016, we may redeem up to 35% of the 2021 Senior Notes from the proceeds of certain equity offerings at a redemption price of 105.75% plus accrued but unpaid interest to the redemption date.  If we experience certain kinds of changes in control, as defined in the 2021 Indenture, we may be required to offer to repurchase all of the 2021 Senior Notes at a redemption price (subject to limitations as described in the 2021 Indenture) equal to 101% of the aggregate principal amount plus accrued and unpaid interest.

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

2018 Senior Notes

In August 2010, we completed a $455 million private placement offering under Securities and Exchange Commission (“SEC”) Rule 144A for the 2018 Senior Notes at an issue price of 99.269% in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933.  The 2018 Senior Notes were exchanged in June 2011 for identical registered 2018 Senior Notes.  In July 2013, we purchased $354 million of the $455 million outstanding balance with proceeds from the 2021 Senior Notes offering.

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

When issued in 2010, our 2018 Senior Notes contained covenants that limited our ability to enter into certain transactions, such as incurring additional indebtedness, creating liens, paying dividends, and entering into dispositions and joint ventures.  With the purchase of the tendered 2018 Senior Notes under the Offer to Purchase complete, the amendments to the 2018 Indenture that eliminated substantially all of the restrictive covenants, certain events of default and related provisions became effective.

Our 2018 Senior Notes are now subject to only limited events of default including failure to pay principal or interest.

Term Loan

In August 2010, we entered into the Term Loan due 2016 with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Term Loan permitted us to increase the size of the facility with an accordion feature by up to $125 million.  On October 31, 2012, we exercised the accordion feature of our Term Loan and borrowed the additional $125 million for the purpose of funding potential investment opportunities and for general corporate purposes.  During 2013, we repaid $102 million of the Term Loan with proceeds from the 2021 Senior Notes offering and cash on hand.  In January 2014, we repaid an additional $110 million of the Term Loan with proceeds from the sale of the Consumer Products business.  In light of this transaction, we classified the $110 million as short-term borrowings in our Consolidated Balance Sheet as of December 31, 2013.

In October 2013, we entered into Amendment No. 2 to the Term Loan which, among other things, (i) reduced the interest rate and LIBOR floor on the term loans outstanding under the Term Loan agreement (the “term loans”), (ii) provided for a 1% prepayment premium if the term loans are refinanced with certain specified refinancing debt within 6 months, (iii) introduced scheduled quarterly amortization of the term loans in the amount of 1% annually, and (iv) permitted additional flexibility under certain of our operating covenants (including but not limited to additional flexibility for debt, investments, restricted payments and dispositions) in the Term Loan agreement.  The amendment became effective on October 30, 2013.

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

Additionally, the Term Loan requires that we meet certain financial maintenance covenants including a maximum Secured Leverage Ratio (net of unrestricted cash, as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0.  Additionally, the Term Loan contains a covenant related to the repayment of excess cash flow (as defined in the agreement).  As of March 31, 2014, we were in compliance with the covenant requirements of the Term Loan.

ABL Facility

In November 2010, we entered into a five-year senior secured revolving credit facility available through 2015 (the “ABL Facility”) with Bank of America, N.A., as administrative agent and the other lenders party thereto for an amount up to $275 million, subject to availability under a borrowing base, and included a $125 million letter of credit sub-facility.

In December 2013, we amended and restated the ABL Facility.  The new five-year senior secured revolving credit facility available through 2018 provides for $175 million available to our domestic subsidiaries (the “US ABL Facility”) and €60 million available to Chemtura Sales Europe B.V., a Netherlands subsidiary (the “Foreign ABL Facility”, and together with the US ABL Facility, the “2018 ABL Facility”), subject in each case to availability under a borrowing base.  The 2018 ABL Facility provides a $125 million letter of credit sub-facility.

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

At March 31, 2014 and December 31, 2013, we had no borrowings under the 2018 ABL Facility. However, we had $14 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility.  At March 31, 2014 and December 31, 2013, we had approximately $234 million and $237 million, respectively, of undrawn availability under the 2018 ABL Facility.

Other Facilities

In December 2012, we entered into a CNY 250 million (approximately $40 million) 5 year secured credit facility available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch (“ABC Bank”).  The China Bank Facility will be used for funding construction of our manufacturing facility in Nantong, China.  The China Bank Facility is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd.  The loans under the China Bank Facility bear interest at a rate determined from time to time by ABC Bank base on the prevailing People Bank of China Lending Rate.  At March 31, 2014 and December 31, 2013, we had borrowings of $25 million and $17 million, respectively, under the China Bank Facility.  Repayments of principal will be made in semi-annual installments from December 2014 through December 2017.

In March 2013, we entered into a promissory note in the principal sum of $7 million with a term of six years bearing interest at a rate of 5.29% per annum to finance the cost of certain information technology software licenses.  The principal is to be repaid in equal monthly installments over its term.

8)            INCOME TAXES

We reported an income tax expense of $3 million and $7 million for the quarters ended March 31, 2014 and 2013, respectively.  The tax expense reported for the quarters ended March 31, 2014 and 2013 related to taxable income of certain of our international subsidiaries.

In the quarter ended March 31, 2014, we established a valuation allowance against the tax benefits associated with our year-to-date U.S. losses.  We will continue to adjust our tax provision through the establishment or reduction of non-cash valuation allowances until we determine that it is more-likely than not that the net deferred tax assets associated with our U.S. operations will be utilized.

We have net liabilities related to unrecognized tax benefits of $44 million at March 31, 2014 and December 31, 2013.

We recognize interest and penalties related to unrecognized tax benefits as income tax expense.  Accrued interest and penalties are included within the related liability captions in our Consolidated Balance Sheet.

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $8 million within the next year.  This reduction may occur due to the statute of limitations expirations or conclusion of examinations by tax authorities.  We further expect that the amount of unrecognized tax benefits will continue to change as a result of ongoing operations, the outcomes of audits and the expiration of the statutes of limitations.  This change is not expected to have a significant impact on our financial condition.

9)            ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss (“AOCL”), net of tax at March 31, 2014 and December 31, 2013, are as follows:

(in millions)	Foreign Currency Translation Adjustments	Unrecognized Pension and Other Post- Retirement Benefit Costs	Total
As of December 31, 2013	$(13)	$(267)	$(280)
Other comprehensive (loss) income before reclassifications	(6)	(2)	(8)
Amounts reclassified from AOCL	—	3	3
Net current period other comprehensive (loss) income	(6)	1	(5)
As of March 31, 2014	$(19)	$(266)	$(285)

The following table summarizes the reclassifications from AOCL to the Consolidated Statement of Operations for the quarters ended March 31, 2014 and 2013:

	Amount Reclassified from AOCL
	Quarters ended March 31,		Affected line item in the
(in millions)	2014	2013	consolidated statement of operations
Defined benefit pension plan items:
Amortization of prior-service costs (a)	$1	$1	See Note (a)
Amortization of actuarial losses (a)	(4)	(7)	See Note (a)
Total reclassifications	$(3)	$(6)

(a) These items are included in the computation of net periodic benefit pension cost (see Note 12 - Pension and other Post-Retirement Benefit Plans for additional information).

10)                              EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings per common share is based on the weighted average number of common and common share equivalents outstanding.  The computation of diluted earnings per common share equals the basic earnings per common share for the quarter ended March 31, 2013 since the common stock equivalents were anti-dilutive as a result of a loss from continuing operations.  Common stock equivalents amounted to 1.4 million shares for the quarter ended March 31, 2013.

The following is a reconciliation of the shares used in the computation of earnings per share:

	Quarters ended March 31,
(In millions)	2014	2013
Weighted average shares outstanding - Basic	96.3	98.2
Dilutive effect of common share equivalents	1.5	—
Weighted average shares outstanding - Diluted	97.8	98.2

In November 2013, the Board authorized an increase in our share repurchase program to $291 million of which $173 million remains as of March 31, 2014 and extended the program through November 9, 2014.  The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the SEC.  We repurchased 0.9 million shares of our common stock at a cost of $22 million during the quarter ended March 31, 2014.  As of March 31, 2014, we had repurchased 6.7 million shares at a cost of $118 million under this program, which was originally approved by our Board in October 2011.

11)                              STOCK INCENTIVE PLANS

In 2010, we adopted the Chemtura Corporation 2010 Long-Term Incentive Plan (the “2010 LTIP”), which was approved by the Bankruptcy Court and became effective upon our emergence from Chapter 11.  The 2010 LTIP provides for grants of nonqualified stock options (“NQOs”), incentive stock options (“ISOs”), stock appreciation rights, dividend equivalent rights, stock units, bonus stock, performance awards, share awards, restricted stock, time-based restricted stock units (“RSUs”) and performance-based RSUs.  The 2010 LTIP provides for the issuance of a maximum of 11 million shares.  Stock options may be granted under the 2010 LTIP at prices equal to the fair market value of the underlying common shares on the date of the grant.  All outstanding stock options will expire not more than ten years from the date of the grant.  Stock issuances can be from treasury shares or newly issued shares.

Stock-based compensation expense was $4 million and $5 million for the quarters ended March 31, 2014 and 2013, respectively.  Stock-based compensation expense was primarily reported in SG&A.

Stock Option Plans

In March 2013, the Compensation Committee of our Board approved the grant of 0.4 million NQOs under the 2013 long-term incentive awards (the “2013 Awards”).  These options vest ratably over a three-year period.

We use the Black-Scholes option-pricing model to determine the fair value of NQOs.  We have elected to recognize compensation cost for awards of NQOs equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average per share fair value of stock options granted during the quarter ended March 31, 2013 was $9.92.

Total remaining unrecognized compensation expense associated with unvested NQOs at March 31, 2014 was $2 million, which will be recognized over the weighted average period of approximately 2 years.

Restricted Stock Units and Performance Shares

In May 2013, the Nominating & Governance Committee was merged into the Compensation Committee and was renamed the Compensation & Governance Committee (the “Committee”).  In March 2014, the Committee approved the grant of 0.4 million time-based RSUs under the 2014 long-term incentive awards (the “2014 Awards”).  These RSUs vest ratably over a three-year period.

In March 2014, the Committee approved the grant of 0.2 million performance shares under the 2014 Awards.  The share grant is subject to a performance multiplier of up to 2 times the targeted award.  The performance measurement period is the three calendar year period ending December 31, 2016, the performance share metric used will be our relative total shareholder return against the companies comprising the Dow Jones Chemical Index, and the performance shares will be settled on March 1, 2017.  We used the Monte-Carlo simulation model to determine the fair value of the performance shares.  Using this method, the average per share fair value of these awards was $26.98.

In March 2013, the Committee approved the grant of 0.2 million time-based RSUs under the 2013 Awards.  These RSUs vest ratably over a three-year period.

In March 2013, the Committee approved the grant of 0.2 million performance shares under the 2013 Awards.  The share grant is subject to a performance multiplier of up to 2 times the targeted award.  The performance measurement period is the three calendar year period ending December 31, 2015, the performance share metric used will be our relative total shareholder return against the companies comprising the Russell 3000 Index, and the performance shares will be settled on March 1, 2016.  We used the Monte-Carlo simulation model to determine the fair value of the performance shares.  Using this method, the average per share fair value of these awards was $27.27.

Total remaining unrecognized compensation expense associated with unvested time-based RSUs and performance shares at March 31, 2014 was $21 million, which will be recognized over the weighted average period of approximately 3 years.

Employee Stock Purchase Plan

In May 2012, our shareholders approved the Chemtura Corporation 2012 Employee Stock Purchase Plan (the “ESPP”).  This plan permits eligible employees to annually elect to have up to 10% of their compensation withheld and applied to the purchase of shares of Chemtura’s common stock.  Purchases are made at the end of quarterly offering periods and are based on the lower of the fair market value of the shares on the first and last trading days during the offering period.  A total of one million shares are authorized to be issued under the ESPP, including up to 0.1 million shares per offering period and 0.3 million shares per plan year.  As of March 31, 2014, approximately 0.9 million shares are available for future issuance under this plan.

12)                              PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of our defined benefit plans net periodic benefit (credit) cost for the quarters ended March 31, 2014 and 2013 are as follows:

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Quarters ended March 31,		Quarters ended March 31,		Quarters ended March 31,
(In millions)	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	7	10	5	5	1	1
Expected return on plan assets	(10)	(14)	(7)	(6)	—	—
Amortization of prior service cost	—	—	—	—	(1)	(1)
Amortization of actuarial losses	2	5	1	1	1	1
Net periodic benefit cost	$(1)	$1	$—	$1	$1	$1

We contributed $1 million to our U.S. non-qualified pension plans and $15 million to our international pension plans for the quarter ended March 31, 2014.  Contributions to post-retirement health care plans for the quarter ended March 31, 2014 were $3 million.

On May 9, 2011, one of our UK subsidiaries entered into definitive agreements with the trustees of the Great Lakes U.K. Limited Pension Plan (the “UK Pension Plan”) over the terms of a “recovery plan” which provided for a series of additional cash contributions to be made to reduce the underfunding over time.  The agreements provided, among other things, for our UK subsidiary to make cash contributions of £60 million (approximately $96 million) between 2011 and 2014.  The final contribution of £8 million ($12 million) was made in the first quarter of 2014.  The agreements also provided for the granting of both a security interest and a guarantee to support certain of the liabilities under the UK Pension Plan.

There was also an evaluation being undertaken as to whether additional benefit obligations exist in connection with the equalization of certain benefits under the UK Pension Plan that occurred in the early 1990s.  Based on the results of the evaluation in 2011, $8 million of expense was recorded in the fourth quarter of 2011, which was subject to adjustment as further information is gathered as part of the evaluation.  Additional information was gathered and evaluated in 2013 and resulted in a reduction of the original estimated liability.  Accordingly, we recorded $2 million of income to SG&A in the second quarter of 2013.  When we reach agreement with the trustees of the UK Pension Plan as to what additional benefit obligations exist, our UK subsidiary is required to make additional cash contributions to the UK Pension Plan.

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

We have exposure to changes in foreign currency exchange rates resulting from transactions entered into by us and our foreign subsidiaries in currencies other than their functional currency (primarily trade payables and receivables).  We are also exposed to currency risk on intercompany transactions (including intercompany loans).  We manage these currency risks on a consolidated basis which allows us to net our exposure.

In April 2012, we purchased two forward contracts with a notional amount totaling $25 million to reduce the risk of currency exposure related to the remaining two annual installments of proceeds from the sale of our 50% interest in Tetrabrom Technologies Ltd. in 2011.  We use fair value accounting methods for these contracts.  One contract expired in the second quarter of 2013.  We have recorded an unrealized loss of less than $1 million reflecting the changes in the fair market value on the remaining contract in other income, net for quarter ended March 31, 2014 and March 31, 2013.  The resulting net liability of the changes in fair market value of the remaining contract of less than $1 million and $1 million has been accounted for in other current assets in our Consolidated Balance Sheet as of March 31, 2014 and 2013, respectively.

During the first quarter of 2013, we entered into a zero cost collar contract and an additional forward contract to reduce the risk of currency exposure related to the Euro in one of our consolidated subsidiaries.  These contracts matured at various times during the second quarter of 2013.  We used fair value accounting methods for these contracts and recorded a gain of $3 million reflecting the changes in fair market value of those contracts in other income, net in our Consolidated Statement of Operations for the quarter ended March 31, 2013.  The resulting net asset of the changes in fair market value of these contracts of $3 million was accounted for in other current assets in our Consolidated Balance Sheet as of March 31, 2013.

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

The following table presents the carrying amounts and estimated fair values of material financial instruments used by us in the normal course of business:

	As of March 31, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Total debt	$795	$822	$898	$916

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

•                  Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

•                  Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Level 1 fair value measurements in 2014 and 2013 included securities purchased in connection with the deferral of compensation and our match and investment earnings related to the supplemental savings plan.  These securities are considered our general assets until distributed to the participant and are included in other assets in our Consolidated Balance Sheets.  A corresponding liability is included in other liabilities at March 31, 2014 and December 31, 2013 in our Consolidated Balance Sheets.  Quoted market prices were used to determine fair values of these Level 1 investments which are held in a trust with a third-party brokerage firm.  The fair value of the asset and corresponding liability was $3 million at March 31, 2014 and December 31, 2013.

Level 2 fair value measurements are used to value our financial instruments subject to foreign currency exchange risk (see Note 13 — Derivative Instruments and Hedging Activities.)  For the quarter ended March 31, 2014, there were no transfers into or out of Levels 1 and 2.

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

Our asset retirement obligations include estimates for all asset retirement obligations identified for our worldwide facilities.  Our asset retirement obligations are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases at approximately 20 facilities; legal obligations to close approximately 90 brine supply, brine disposal, waste disposal and hazardous waste injection wells and the related pipelines at the end of their useful lives; and decommissioning and decontamination obligations that are legally required to be fulfilled upon closure of approximately 25 of our manufacturing facilities.

The following is a summary of the change in the carrying amount of the asset retirement obligations for the quarters ended March 31, 2014 and 2013:

	Quarters ended March 31,
(In millions)	2014	2013
Asset retirement obligation balance at beginning of period	$16	$20
Payments	—	(1)
Asset retirement obligation balance at end of period	$16	$19

The net book value of assets related to the asset retirement obligations at March 31, 2014 and 2013 was less than $1 million.

Depreciation expense for the quarters ended March 31, 2014 and 2013 was less than $1 million.

At March 31, 2014, $3 million of asset retirement obligations was included in accrued expenses, $12 million was included in other liabilities and $1 million was included in liabilities held for sale in our Consolidated Balance Sheet.  At December 31, 2013, $3 million of asset retirement obligations was included in accrued expenses, $12 million was included in other liabilities and $1 million was included in liabilities held for sale in our Consolidated Balance Sheet.

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

The Plan provided for payment in full including interest in certain circumstances on all allowed claims and the establishment of several reserves for disputed claims as of the Effective Date.  On May 4, 2012, the Bankruptcy Court entered an order disallowing and expunging the last disputed claims in the Chapter 11 cases.  All disputed claims that were ultimately allowed by the Bankruptcy Court have been satisfied by payment from the disputed claims reserve established under the Plan.  Under the Plan, on the Effective Date, holders of common stock issued before the Debtors filed for Chapter 11 (“Holders of Interests”) received a distribution of new common stock in accordance with the Plan together with the potential right to receive supplemental distributions in certain circumstances.  Since the Effective Date, four supplemental distributions were made to Holders of Interests, with the fourth and final supplemental distribution, which included all amounts remaining in the disputed claims reserves, having been made in July 2012.

On January 31, 2013, the Bankruptcy Court granted Chemtura’s motion to enforce the discharge injunction under the Plan against certain tort claimants.  On February 7, 2013, the Bankruptcy Court entered a written order consistent with its ruling.  On February 20, 2013, the claimants appealed the Bankruptcy Court’s February 7, 2013 order.  On February 10, 2014, the United States District Court for the Southern District of New York affirmed the Bankruptcy Court’s order enforcing the discharge injunction under the Plan.  On March 20, 2014, the Bankruptcy Court entered an order closing the Chapter 11 case of Chemtura Corporation.

As of March 31, 2014, the Bankruptcy Court has entered orders granting final decrees closing all of the Debtors’ Chapter 11 cases.

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

Discharge of Litigation and Claims Under Chapter 11 Plan

As a result of the Chapter 11 cases and pursuant to the Plan approved by the Bankruptcy Court, substantially all prepetition litigation and claims against us and our subsidiaries that were Debtors in the Chapter 11 cases have been discharged and permanently enjoined from further prosecution.

Claims and legal actions asserted against non-Debtors or relating to events occurring after the Effective Date, certain regulatory and administrative proceedings and certain contractual and other claims assumed with the authorization of the Bankruptcy Court, were not discharged in the Chapter 11 cases and are further described below.

Litigation and Claims Not Discharged Under Chapter 11 Plan

Environmental Liabilities

As part of the Chapter 11 cases, under the Plan, the Debtors retained responsibility for environmental cleanup liabilities relating to currently owned or operated sites (i.e. sites that were part of the Debtors’ estates) and, with certain exceptions, discharged or settled liabilities relating to formerly owned or operated sites (i.e., sites that were no longer part of the Debtors’ estates) and third-party sites (i.e., sites that were never part of the Debtors’ estates).

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

The total amount accrued for environmental liabilities as of March 31, 2014 and December 31, 2013 was $88 million and $93 million, respectively.  At March 31, 2014 and December 31, 2013, $20 million and $18 million, respectively, of these environmental liabilities were reflected as accrued expenses and $68 million and $75 million, respectively, were reflected as other liabilities.  We estimate that the reasonably possible ongoing environmental liabilities could range up to $102 million at

March 31, 2014.  Our accruals for environmental liabilities include estimates for determinable clean-up costs.  We recorded pre-tax charges of $2 million for the quarter ended March 31, 2014 and made payments of $6 million during the quarter ended March 31, 2014 for clean-up costs, which reduced our environmental liabilities.  At certain sites, we have contractual agreements with certain other parties to share remediation costs.  As of March 31, 2014, no receivables are outstanding related to these agreements.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.  We intend to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  However, the final cost of clean-up at these sites could exceed our present estimates, and could have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations, or cash flows.  Our estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites are finalized.

Other

We are routinely subject to other civil claims, litigations, arbitrations, and regulatory investigations arising in the ordinary course of our business, as well as in respect of our divested businesses.  Some of these claims and litigations relate to product liability claims, including claims related to our current and historical products and asbestos-related claims concerning premises and historic products of our corporate affiliates and predecessors.  We believe the claims relating to the period before the filing of the Chapter 11 cases are subject to discharge pursuant to the Plan and have been satisfied, to the extent they were timely filed in the Chapter 11 cases and allowed by the Bankruptcy Court.  Further, we believe that we have strong defenses to these claims.  These claims have not had a material impact on us to date and we believe the likelihood that a future material adverse outcome will result from these claims is remote.

However, we cannot be certain that an adverse outcome of one or more of these claims, to the extent not discharged in the Chapter 11 cases, would not have a material adverse effect on our financial condition, results of operations or cash flows.

Guarantees

In addition to the letters of credit of $14 million outstanding at March 31, 2014 and December 31, 2013, we have guarantees that have been provided to various financial institutions.  At March 31, 2014 and December 31, 2013, we had $15 million and $12 million of outstanding guarantees, respectively.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking and credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

We have applied the provisions of ASC Topic 460, Guarantees (“ASC 460”), to our agreements that contain guarantee or indemnification clauses.  We are a party to an agreement pursuant to which we may be obligated to indemnify a third party with respect to certain loan obligations of a joint venture company in which we had an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and/or provide project capital.  Such obligations mature through May 2016.  In the event that any of the joint venture companies were to default on these loan obligations, we would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At March 31, 2014 and December 31, 2013, the maximum potential future principal and interest payments due under these guarantees were $2 million.  In accordance with ASC 460, we have accrued less than $1 million in reserves, which represents the fair value of these guarantees at March 31, 2014 and December 31, 2013.  The reserve has been included in other liabilities on our Consolidated Balance Sheet at March 31, 2014 and December 31, 2013 with an offset to other assets.

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

18)                              BUSINESS SEGMENT DATA

We evaluate a segment’s performance based on several factors, of which the primary factor is operating income (loss).  In computing operating income (loss) by segment, the following items have not been deducted:  (1) general corporate expense; (2) amortization; and (3) facility closures, severance and related costs.  Pursuant to ASC Topic 280, Segment Reporting (“ASC 280”), these items have been excluded from our presentation of segment operating income (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

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

Industrial Engineered Products

Industrial Engineered Products are chemical additives designed to improve the performance of polymers in their end-use applications.  Industrial Engineered Products include brominated performance products, flame retardants, fumigants and organometallics.  The products are sold across the entire value chain ranging from direct sales to monomer producers, polymer manufacturers, compounders and fabricators, manufactures of electronic components, fine chemical manufacturers, utilities, pharmaceutical manufactures and oilfield service companies to industry distributors.

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

On April 16, 2014, we entered into an definitive agreement to sell our Chemtura AgroSolutions business to Platform.  The transaction is subject to customary purchase price adjustments, closing conditions and regulatory approvals and is expected to close in the second half of 2014.

Corporate and Other Charges

Corporate includes costs and expenses that are of a general corporate nature or managed on a corporate basis.  These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization.  Functional costs are allocated between the business segments and general corporate expense.  Certain functional and other expenses that are managed company-wide that were allocated to the Antioxidant and Consumer Product businesses do not transfer directly under the sale agreements.  As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under loss from discontinued operations, net of tax.  These costs approximate $7 million for the quarter ended March 31, 2013.  Additionally, our Corporate segment included $3 million for the quarter ended March 31, 2013 of amortization expense related directly to our Consumer Products business which has been included in loss from discontinued operations, net of tax in our Consolidated Statement of Operations.  Facility closures, severance and related costs are primarily for severance costs related to our cost savings initiatives.

Discontinued Operations

Antioxidant Business

In April 2013, we sold our Antioxidant business.  Earnings and direct costs associated with the Antioxidant business have been presented as earnings (loss) from discontinued operations, net of tax for comparative periods.  The Antioxidant business was formerly included in the Industrial Performance Product segment.

Consumer Products

In December 2013, we sold our investment in legal entities dedicated to the Consumer Products business.  Earnings and direct costs associated with Consumer Products business have been presented as earnings (loss) from discontinued operations, net of tax in our Consolidated Statements of Operations for comparative periods.

As a result, the Antioxidant and Consumer Products businesses have been excluded from the following segment information.

A summary of business data for our reportable segments for the quarters ended March 31, 2014 and 2013 are as follows:

	Quarters ended March 31,
(In millions)	2014	2013
Net Sales
Petroleum additives	$171	$169
Urethanes	76	72
Industrial Performance Products	247	241
Bromine based & related products	166	159
Organometallics	42	40
Industrial Engineered Products	208	199
Chemtura AgroSolutions	101	88
Total net sales	$556	$528

	Quarters ended March 31,
(In millions)	2014	2013
Operating Income
Industrial Performance Products	$27	$29
Industrial Engineered Products	(4)	20
Chemtura AgroSolutions	22	13
	45	62
General corporate expense, including amortization	(21)	(46)
Facility closures, severance and related costs	(2)	(14)
Total operating income	$22	$2

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

Condensed Consolidating Statement of Operations

Quarter ended March 31, 2014

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$556	$(492)	$334	$114	$600
Cost of goods sold	436	(492)	283	99	546
Selling, general and administrative	60	—	34	4	22
Depreciation and amortization	28	—	6	8	14
Research and development	8	—	3	2	3
Facility closures, severance and related costs	2	—	2	—	—
Operating income	22	—	6	1	15
Interest expense	(12)	—	(13)	—	1
Other income, net	3	—	—	—	3
Equity in net earnings of subsidiaries	—	(13)	13	—	—
Earnings from continuing operations before income taxes	13	(13)	6	1	19
Income tax expense	(3)	—	—	—	(3)
Earnings from continuing operations	10	(13)	6	1	16
Earnings from discontinued operations, net of tax	1	—	1	—	—
Loss on sale of discontinued operations, net of tax	(5)	—	(1)	(3)	(1)
Net earnings (loss)	$6	$(13)	$6	$(2)	$15

Condensed Consolidating Statement of Comprehensive Income (Loss)

Quarter ended March 31, 2014

(in millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings (loss)	$6	$(13)	$6	$(2)	$15
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(6)	—	1	—	(7)
Unrecognized pension and other post-retirement benefit costs	1	—	5	—	(4)
Comprehensive income (loss)	$1	$(13)	$12	$(2)	$4

Condensed Consolidating Balance Sheet

As of March 31, 2014

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$1,371	$—	$525	$101	$745
Intercompany receivables	—	(7,850)	2,775	2,481	2,594
Investment in subsidiaries	—	(7,024)	1,468	1,135	4,421
Property, plant and equipment	717	—	117	214	386
Goodwill	178	—	92	3	83
Other assets	328	—	155	40	133
Total assets	$2,594	$(14,874)	$5,132	$3,974	$8,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$400	$—	$141	$50	$209
Intercompany payables	—	(7,850)	3,069	2,686	2,095
Long-term debt	789	—	765	—	24
Other long-term liabilities	422	—	174	50	198
Total liabilities	1,611	(7,850)	4,149	2,786	2,526
Stockholders’ equity	983	(7,024)	983	1,188	5,836
Total liabilities and stockholders’ equity	$2,594	$(14,874)	$5,132	$3,974	$8,362

Condensed Consolidating Statement of Cash Flows

Quarter ended March 31, 2014

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$6	$(13)	$6	$(2)	$15
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operations:
Loss on sale of discontinued operations	5	—	1	3	1
Depreciation and amortization	28	—	6	8	14
Stock-based compensation expense	4	—	4	—	—
Changes in assets and liabilities, net	(93)	13	3	(12)	(97)
Net cash (used in) provided by operations	(50)	—	20	(3)	(67)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from divestments, net of transaction costs	8	—	(1)	9	—
Capital expenditures	(23)	—	(3)	(6)	(14)
Net cash (used in) provided by investing activities	(15)	—	(4)	3	(14)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Term Loan	(110)	—	(110)	—	—
Proceeds from other long-term borrowings	10	—	—	—	10
Payments on other long-term borrowings	(1)	—	—	—	(1)
Payments on other short-term borrowings, net	(1)	—	—	—	(1)
Common shares acquired	(22)	—	(22)	—	—
Proceeds from the exercise of stock options	4	—	4	—	—
Net cash (used in) provided by financing activities	(120)	—	(128)	—	8
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(1)	—	—	—	(1)
Change in cash and cash equivalents	(186)	—	(112)	—	(74)
Cash and cash equivalents at beginning of period	549	—	317	—	232
Cash and cash equivalents at end of period	$363	$—	$205	$—	$158

Condensed Consolidating Statement of Operations

Quarter ended March 31, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$528	$(407)	$365	$106	$464
Cost of goods sold	418	(407)	297	91	437
Selling, general and administrative	58	—	30	4	24
Depreciation and amortization	26	—	7	11	8
Research and development	8	—	3	2	3
Facility closures, severance and related costs	14	—	6	—	8
Equity loss	2	—	—	—	2
Operating income (loss)	2	—	22	(2)	(18)
Interest expense	(16)	—	(17)	—	1
Other income, net	3	—	1	—	2
Equity in net loss of subsidiaries	—	25	(25)	—	—
Loss from continuing operations before income taxes	(11)	25	(19)	(2)	(15)
Income tax expense	(7)	—	(1)	—	(6)
Loss from continuing operations	(18)	25	(20)	(2)	(21)
Loss from discontinued operations, net of tax	(5)	—	(3)	(2)	—
Net loss	(23)	25	(23)	(4)	(21)

Condensed Consolidating Statement of Comprehensive Loss

Quarter ended March 31, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net loss	$(23)	$25	$(23)	$(4)	$(21)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(23)	—	14	(2)	(35)
Unrecognized pension and other post-retirement benefit costs	(1)	—	1	—	(2)
Comprehensive loss	$(47)	$25	$(8)	$(6)	$(58)

Condensed Consolidating Balance Sheet

As of December 31, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$1,487	$—	$559	$122	$806
Intercompany receivables	—	(7,671)	2,681	2,349	2,641
Investment in subsidiaries	—	(7,277)	1,530	1,135	4,612
Property, plant and equipment	724	—	121	214	389
Goodwill	179	—	93	3	83
Other assets	314	—	149	44	121
Total assets	$2,704	$(14,948)	$5,133	$3,867	$8,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$486	$—	$244	$41	$201
Intercompany payables	—	(7,671)	2,944	2,583	2,144
Long-term debt	781	—	764	—	17
Other long-term liabilities	438	—	182	52	204
Total liabilities	1,705	(7,671)	4,134	2,676	2,566
Stockholders’ equity	999	(7,277)	999	1,191	6,086
Total liabilities and stockholders’ equity	$2,704	$(14,948)	$5,133	$3,867	$8,652

Condensed Consolidating Statement of Cash Flows

Quarter ended March 31, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23)	$25	$(23)	$(4)	$(21)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	32	—	7	13	12
Stock-based compensation expense	5	—	5	—	—
Changes in assets and liabilities, net	(89)	(25)	(67)	3	—
Net cash (used in) provided by operations	(75)	—	(78)	12	(9)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(49)	—	(3)	(12)	(34)
Net cash used in investing activities	(49)	—	(3)	(12)	(34)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from other long-term borrowings	13	—	7	—	6
Payments on other long-term borrowings	(1)	—	—	—	(1)
Proceeds from exercise of stock options	1	—	1	—	—
Net cash provided by financing activities	13	—	8	—	5
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(2)	—	—	—	(2)
Change in cash and cash equivalents	(113)	—	(73)	—	(40)
Cash and cash equivalents at beginning of period	365	—	193	—	172
Cash and cash equivalents at end of period	$252	$—	$120	$—	$132

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

OUR BUSINESS

We are a U.S. based publicly traded specialty chemical company with global operations.  We are dedicated to delivering innovative, application-focused specialty chemical solutions.  We operate in a wide variety of end-use industries, including agriculture, automotive, building and construction, electronics, lubricants, packaging, industrial water chemicals and transportation.  The majority of our chemical products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products.  Our agrochemical products are sold to dealers, distributors and major retailers.  We are a leader in many of our key product lines and transact business in more than 100 countries.

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

Other factors affecting our financial performance include industry capacity, customer demand, raw material and energy costs and selling prices.  Selling prices are influenced by the global demand and supply for the products we produce.  We pursue selling prices that reflect the value our products deliver to our customers, while seeking to pass on higher costs for raw material and energy to preserve our profit margins.

In April 2013, we completed the sale of our Antioxidant and UV Stabilizer business (the “Antioxidant Sale”), including dedicated manufacturing plants in the U.S., France, and Germany, to affiliates of SK Capital Partners.  Earnings and direct costs associated with the Antioxidant business have been presented as a loss from discontinued operations, net of tax for the comparative periods (for further discussion, see Note 2 — Acquisitions and Divestitures in our Notes to Consolidated Financial Statements).

In December 2013, we sold our investment in the dedicated legal entities that constituted our Consumer Products business, including dedicated manufacturing plants in the U.S. and South Africa, to KIK Custom Products Inc. (“KIK”).  Earnings and direct costs associated with the Consumer Products business (the “Consumer Products Sale”) have been presented as a earnings (loss) from discontinued operations, net of tax for the current and comparative periods (for further discussion, see Note 2 — Acquisitions and Divestitures in our Notes to Consolidated Financial Statements).

On April 16, 2014, we entered into a Stock and Asset Purchase Agreement to sell our Chemtura AgroSolutions business to Platform Specialty Products Corporation (“Platform”) for approximately $1 billion, consisting of $950 million in cash and 2 million shares of Platform’s common stock.  The transaction is subject to customary purchase price adjustments, closing conditions and regulatory approvals and is expected to close in the second half of 2014.  As of March 31, 2014, we did not meet the criteria to present the assets and liabilities associated with the Chemtura AgroSolutions business as assets and liabilities held for sale and, therefore, the earnings and direct costs of this segment have been included as part of continuing operations.  We have evaluated the recoverability of the assets and liabilities of Chemtura AgroSolutions as of March 31, 2014 and determined that no impairment existed as of that date.

FIRST QUARTER RESULTS

Overview

Consolidated net sales for the first quarter of 2014 were $556 million or $28 million higher than the first quarter of 2013 driven by higher sales volume of $31 million, offset by lower selling prices of $1 million and unfavorable foreign currency translation of $2 million.  While all our segments reported volume increases, we saw the most significant increase in our Industrial Engineered Products and Chemtura AgroSolutions segments.  For Industrial Engineered Products, volume growth was led by demand from electronics applications.  In insulation foam applications sales of our Emerald InnovationTM 3000 product increased as customers switched from traditional flame retardants.  Chemtura AgroSolutions experienced strong demand from the soybean market in Latin America and sales of acaricides in North America.  Industrial Performance Products benefited from higher sales volume in urethane products as demand from mining applications started to recover.  Selling prices in our Chemtura AgroSolutions segment were higher than in the first quarter of 2013; however, most of those gains were lost due to unfavorable foreign exchange rates.  Selling prices for our Industrial Engineered Products were lower than a year ago primarily due to the fall in the prices for insulation foam applications in 2013, but were stable in the aggregate within the first quarter of 2014.

Gross profit for the first quarter of 2014 was $120 million, an increase of $10 million compared with the first quarter of 2013.  Gross profit as a percentage of net sales increased to 22% for the first quarter of 2014 as compared with 21% for the first quarter of 2013.  The increase in gross profit was due to the absence of a $21 million environmental reserve adjustment in 2013 for a legacy non-operating site in France, favorable sales volume and product mix changes of $16 million and lower raw material costs of $3 million, partly offset by unfavorable manufacturing costs and variances of $21 million, higher distribution costs of $3 million, lower selling prices of $1 million, unfavorable foreign currency translation of $1 million and an increase in other net costs of $4 million.

Selling, general and administrative (“SG&A”) expenses of $60 million were $2 million higher than the first quarter of 2013, primarily the result of costs associated with the $4 million in expense incurred in the exploration of the sale of our Chemtura AgroSolutions business offset partly by reductions in stranded costs associated with the sale of our Antioxidants and Consumer Products businesses.

Depreciation and amortization expense of $28 million was $2 million higher than the first quarter of 2013, primarily due to accelerated depreciation of property, plant and equipment in 2014.

Research and development expense (“R&D”) was $8 million in the first quarters of 2014 and 2013.

Facility closures, severance and related costs were $2 million in the first quarter of 2014 compared with $14 million in the first quarter of 2013.  During the first quarter of 2013, our Board of Directors (the “Board”) approved a restructuring plan providing for, among other things, actions to reduce stranded costs related to ongoing strategic initiatives.  The expense in 2014 and 2013 primarily related to the cost of severance associated with this plan.

Interest expense was $12 million during the first quarter of 2014 which was $4 million lower than 2013, primarily as a result of our debt refinancing activities during the second half of 2013 and the repayment of $110 million of our Term Loan in January 2014.

Other income, net was $3 million in the first quarters of 2014 and 2013.

The income tax expense in the first quarter of 2014 was $3 million compared with $7 million in the first quarter of 2013.  In the quarter ended March 31, 2014, we established a valuation allowance against the tax benefits associated with our year-to-date U.S. losses.  We will continue to adjust our tax provision through the establishment or reduction of non-cash valuation allowances until we determine that it is more-likely than not that the net deferred tax assets associated with our U.S. operations will be utilized.  The tax expense reported in the first quarter of 2013 related to taxable income of certain of our international subsidiaries.

Net earnings from continuing operations for the first quarter of 2014 were $10 million, or $0.10 per diluted share, as compared with a loss from continuing operations of $18 million, or $0.18 per diluted share, for the first quarter of 2013.

Earnings from discontinued operations, net of tax for the first quarter of 2014, was $1 million, or $0.01 per diluted share, as compared with a loss of $5 million, or $0.05 per diluted share, for the first quarter of 2013.  Discontinued operations represents the Antioxidant and Consumer Products businesses.

Loss on sale of discontinued operations, net of tax for the first quarter of 2014, was $5 million, or $0.05 per diluted share, which represents the finalization of the working capital adjustment related to the sale of the Antioxidant business and transaction costs and fees associated with the Consumer Products Sale.

The following is a discussion of the results of our segments for the first quarter ended March 31, 2014.

Industrial Performance Products

Our Industrial Performance Products segment reported a decrease in operating income for the first quarter of 2014 compared with the same quarter of 2013.  Sales volume increased primarily due to improved customer demand for our urethane products, particularly in mining applications and we benefited from a more favorable sales mix for our petroleum additives products.  Overall, the benefit of the increased sales volume and beneficial product mix to operating profit was offset in part by unfavorable cost absorption, higher distribution costs, accelerated depreciation and higher SG&A and R&D (collectively, “SGA&R”) costs. Higher SGA&R costs are primarily associated with investment in business excellence initiatives.

Net sales totaled $247 million in the first quarter of 2014, an increase of $6 million compared with the same period last year.  The increase reflected $5 million in higher sales volume and $1 million from favorable foreign currency translation.

Operating income of $27 million in the first quarter of 2014 decreased $2 million compared with last year.  Operating income reflected unfavorable manufacturing costs and variances of $4 million, accelerated depreciation of property, plant and equipment of $3 million, higher SGA&R costs of $2 million and a net increase of $1 million in other costs, partly offset by benefit of sales volume increases and product mix changes of $6 million and favorable foreign currency translation of $2 million.

Industrial Engineered Products

Our Industrial Engineered Products segment reported an increase in net sales of $9 million for the first quarter of 2014, primarily the result of an increase in demand for flame retardants used in electronic applications and tin-based specialty products offset by some unfavorable demand in brominated performance products and lower year-on-year selling prices, particularly in insulation foam applications.  Excess industry capacity for organometallic products used in polyolefin catalysts left our sales volumes and prices at the depressed levels seen in 2013.  While the segment showed an overall improvement in net sales, lower selling prices, higher raw material costs, unfavorable manufacturing variances and increased inventory reserves eroded the volume gains.  The unfavorable manufacturing variances arose from the lower production volumes in the fourth quarter of 2013 and the early part of 2014 which resulted in higher average product costs in this quarter than a year ago.  The additional excess and lower of cost and market inventory reserves recorded in the quarter primarily related to the reduced demand and lower prices for brominated flame retardants used in insulation foam applications that we experienced during 2013.

Net sales increased by $9 million to $208 million for the first quarter of 2014 reflecting a $13 million increase in sales volume and $1 million from favorable foreign currency translation, partly offset by $5 million in lower selling prices.

Operating loss of $4 million in the first quarter of 2014 decreased $24 million from operating income of $20 million in the first quarter of 2013.  The decrease reflected unfavorable manufacturing costs and variances, including inventory reserves, of $17 million, lower selling prices of $5 million and a net increase in other costs of $2 million.

Chemtura AgroSolutions

Our Chemtura AgroSolutions segment generated higher net sales and operating income for the first quarter of 2014 compared with the same quarter in 2013.  Strong demand for pest control products for the soybean market in Latin America and miticides in North America represent the majority of the increase in net sales.  Operating income reflected the benefit of favorable volume and product mix changes offset by slightly higher SGA&R.

Net sales increased by $13 million to $101 million for the first quarter of 2014 from $88 million in the same quarter of 2013.  The increase reflected $13 million in higher sales volume and $4 million in higher selling prices partly offset by $4 million of unfavorable foreign currency translation.

Operating income increased $9 million to $22 million in the first quarter of 2014 compared with $13 million in the first quarter of 2013, reflecting favorable sales volume and product mix changes of $11 million and higher selling prices of $4 million partly offset by higher SGA&R of $2 million, unfavorable foreign currency translation of $2 million and an increase in other costs of $2 million.

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

Corporate expense was $21 million in the first quarter of 2014, which included amortization expense related to intangible assets and depreciation expense of $4 million.  In comparison, corporate expense was $46 million in the first quarter of 2013, which included amortization expense related to intangible assets and depreciation expense of $5 million.  The decrease is primarily due to a $21 million environmental reserve adjustment in 2013 for a legacy non-operating site in France and a reduction in stranded costs related to the sale of the Antioxidant and Consumer Products businesses.

Certain functional and other expenses that are managed company-wide are allocated to our segments.  The portion of such costs allocated to the Antioxidant and Consumer Products businesses did not transfer directly under the respective sale agreements.  As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under earnings (loss) from discontinued operations, net of tax.  Costs related to the Antioxidant business were eliminated during the first half of 2013 such that there was no expense in the first quarter of 2014 and were $4 million for the first quarter of 2013.  Costs related to the Consumer Products business were less than $1 million and $3 million for the first quarters of 2014 and 2013, respectively.  Additionally, our Corporate segment had included $3 million for the first quarter 2013 of amortization expense related directly to our Consumer Products business which has now been presented in earnings (loss) on discontinued operations, net of tax in our Consolidated Statement of Operations for that period.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our cash flow from operations, borrowing capacity under our U.S. and international credit facilities and our current cash and cash equivalents provide sufficient liquidity to maintain our current operations and capital expenditure requirements, repurchase shares of our common stock under our share repurchase program, service our debt and pursue other strategic initiatives.

During 2013, we took steps to increase our liquidity and provide additional operating flexibility under our debt covenants.  The sale of our Antioxidants and Consumer Products businesses provided additional liquidity and allowed us to further reduce our Term Loan by $110 million in January 2014 and repurchase 0.9 million shares of our common stock at a cost of $22 million under our share repurchase program.  We anticipate using the remaining proceeds to make important investments to strengthen and enable the continued growth of the remaining businesses.  We implemented restructuring programs to eliminate stranded costs associated with the sale of our Antioxidants and Consumer Products businesses as well as reduce costs in our remaining businesses.  The following is a discussion of significant factors affecting our liquidity and use of capital resources.

Financing Facilities

Our financing facilities are comprised of public debt, several loans and a revolving line of credit.

In July 2013, we issued in a registered public offering $450 million of 5.75% Senior Notes due 2021 (the “2021 Senior Notes”).

In 2011, we registered $455 million aggregate principal amount of 7.875% Senior Notes due 2018 (the “2018 Senior Notes”) which we used to exchange identical notes issued in a private placement offering under Securities and Exchange Commission (“SEC”) Rule 144A in 2010.  In July 2013, we repurchased $354 million of the $455 million outstanding balance with proceeds from the 2021 Senior Notes offering.  The repurchase was the result of a tender offer which also eliminated substantially all of the restrictive covenants, certain events of default and related provision contained in the indenture of the 2018 Senior Notes.

In August 2010, we also entered into the Term Loan due 2016 with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million.  On October 31, 2012, we exercised the accordion feature of our Term Loan and borrowed the additional $125 million.  In October 2013, we entered into an amendment of our Term Loan.  The amendment to the Term Loan (the “Amendment”), among other things, (i) reduced the interest rate and LIBOR floor on the term loans outstanding under the Term Loan agreement (the “term loans”), (ii) provided for a 1% prepayment premium if the term loans are refinanced with certain specified refinancing debt within 6 months, (iii) introduced scheduled quarterly amortization of the term loans in the amount of 1% annually, and (iv) permitted additional flexibility under certain of our operating covenants (including but not limited to additional flexibility for debt, investments, restricted payments and dispositions) in the Term Loan agreement.  During 2013, we repaid $102 million of the Term Loan with proceeds from the 2021 Senior Notes offering and cash on hand.  In January 2014, we repaid an additional $110 million of the Term Loan with proceeds from the Consumer Products Sale.

In December 2013, we amended and restated our existing senior secured revolving credit facility available through 2015 (the “ABL Facility”).  The new five-year senior secured revolving credit facility available through 2018 provides for $175 million available to our domestic subsidiaries (the “US ABL Facility”) and €60 million available to Chemtura Sales Europe B.V., a Netherlands subsidiary (the “Foreign ABL Facility”, and together with the US ABL Facility, the “2018 ABL Facility”), subject in each case to availability under a borrowing base.  The 2018 ABL Facility provides a $125 million letter of credit sub-facility.

At March 31, 2014, we had no borrowings under the 2018 ABL Facility.  However, we had $14 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility.  At March 31, 2014, we had approximately $234 million of undrawn availability under the 2018 ABL Facility.

These financing facilities contain covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures.  As of March 31, 2014, we were in compliance with the covenant requirements of these financing facilities.

We have a 5 year secured credit facility of CNY 250 million (approximately $40 million) available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch (“ABC Bank”).  The China Bank Facility is being used for funding construction of our manufacturing facility in Nantong, China.  The China Bank Facility is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd.  At March 31, 2014, we had borrowings of $25 million under the China Bank Facility.  Repayments of principal will be made in semi-annual installments from December 2014 through December 2017.

In March 2013, we entered into a promissory note in the principal sum of $7 million with a term of six years bearing interest at a rate of 5.29% per annum to finance the cost of certain information technology software licenses.  The principal is to be repaid in equal monthly installments over its term.

For further discussion of the financing facilities, see Note 7 — Debt in our Notes to Consolidated Financial Statements.

Share Repurchase Program

In November 2013, our Board of Directors (the “Board”) authorized an increase in our share repurchase program to $291 million of which $173 million remains as of March 31, 2014 and extended the program through November 9, 2014.  The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the SEC.  We repurchased 0.9 million shares of our common stock under our share repurchase program at a cost of $22 million during the quarter ended March 31, 2014.  From the inception of the share repurchase program in October 2011 through March 31, 2014, we have repurchased 6.7 million shares of our common stock at a cost of $118 million.

Consumer Products Divestiture

In December 2013, we sold our investment in the dedicated legal entities that constituted our Consumer Products business, including dedicated manufacturing plants in the U.S. and South Africa, to KIK Customer Products Inc. (“KIK”) for $300 million and the assumption by KIK of pension and other liabilities totaling approximately $8 million.  The purchase price was subject to customary post-closing adjustments, primarily for working capital and assumed pension liabilities.  The agreement specified a value of working capital based upon a twelve-month average against which working capital would be measured.  To the extent working capital at closing was lower than this value, KIK would be compensated for the difference.  If working capital was higher, we would be compensated.  The impact of some of these adjustments was estimated in the cash paid at closing.  In March 2014, KIK made an advance payment of $9 million ahead of the final adjustments.  KIK will provide a reconciliation during the second quarter of 2014, as provided in the agreement.

In connection with the sale we entered into a transition service agreement and supply contract with KIK to supply products from our Adrian, MI facility.  Under the terms of the supply contract, KIK has the option, exercisable for a period of six-months following the closing date, to purchase the net assets of the Adrian facility at a price that is below the carrying value of the net assets.  Accordingly, we concluded the net assets of the Adrian facility met the criteria to be classified as assets held for sale and we recorded an impairment charge in December 2013 of $7 million to write-down the property, plant and equipment to its fair value less costs to sell.  The option remained un-exercised as of March 31, 2014.

During the quarter ended March 31, 2014, we recognized a pre-tax loss of $4 million ($4 million after-tax) primarily for transaction costs and post-closing obligations which is included in loss from sale of discontinued operations, net of tax in our Consolidated Statement of Operations.

Earnings and direct costs associated with the Consumer Products business for the periods prior to the date of sale have been presented as earnings (loss) from discontinued operations, net of tax for the comparative periods.

For further discussion of the Consumer Products divestiture, see Note 2 - Acquisitions and Divestitures in our Notes to Consolidated Financial Statements.

Antioxidant Divestiture

In April 2013, we completed the sale of our Antioxidant business to SK Blue Holdings, Ltd. (“SK”) and Addivant USA Holdings Corp. (“Addivant”) for $97 million in cash, $9 million in preferred stock issued by Addivant, and the assumption by SK and Addivant of pension, environmental and other liabilities totaling approximately $91 million.  Additionally, we paid $2 million in cash considerations as part of a pre-closing adjustment.  The agreement provided for a working capital adjustments to be determined after the initial sale.  In March 2014, we recognized a pre-tax loss of $1 million ($1 million after-tax) primarily related to the final settlement of the working capital component of the transaction.  We received the final payment for the remaining working capital adjustment of $4 million in March 2014.

Included as part of the consideration, we received 9.2 million shares of Series A Preferred Stock of Addivant with a face value of $9 million.  These shares accrue dividends at escalating rates beginning at 7% in the first year and up to 11% in the third year and beyond which are payable upon declaration.

In connection with the sale, we entered into several ancillary agreements, including supply agreements, a distribution agreement, and a transition services agreement.

Earnings and direct costs associated with the Antioxidant business for the periods prior to the date of sale have been presented as earnings (loss) from discontinued operations, net of tax for the comparative periods.

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

Chemtura AgroSolutions

On April 16, 2014, we entered into a Stock and Asset Purchase Agreement to sell our Chemtura AgroSolutions business to Platform Specialty Products Corporation (“Platform”) for approximately $1 billion, comprising $950 million in cash and 2 million shares of Platform’s common stock.  The transaction is subject to customary purchase price adjustments, closing conditions and regulatory approvals and is expected to close in the second half of 2014.

Restructuring Initiatives

In February 2013, our Board of Directors (the “Board”) approved a restructuring plan providing for, among other things, actions to reduce stranded costs related to divestitures.  This plan is expected to preserve pre-divestiture operating margins following our portfolio changes.  On October 9, 2013, the Board approved additional restructuring actions to consolidate our business’ organizational structure in an effort to streamline the organization and gain efficiencies and additional cost savings.  In December 2013, we substantially completed employee communications and the consultation process regarding the closure of our Droitwich, UK facility and consolidation of those operations into our Perth Amboy, NJ facility, in order to improve our competitiveness in the current economic environment.  We recorded a pre-tax charge of $44 million in the year ended December 31, 2013, which included $27 million for severance and related costs, $15 million for professional fees, $1 million for accelerated depreciation of property, plant and equipment, and $1 million for accelerated asset retirement obligations.  We recorded a pre-tax charge of $5 million in the first quarter of 2014 which included $1 million for severance and related costs, $1 million related to professional fees, and $3 million for accelerated depreciation of property, plant and equipment.  We expect to incur approximately $3 million to $5 million for the remainder of 2014 primarily for accelerated depreciation and decommissioning costs.

In April 2012, our Board approved a restructuring plan providing for, among other things, the closure of our Antioxidant business manufacturing facility in Pedrengo, Italy.  The Board also approved actions to improve the operating effectiveness of certain global corporate functions.  In 2013, we recorded an additional pre-tax charge of $1 million, primarily for accelerated depreciation and relocation costs related to the Pedrengo closure.  All charges related to the Pedrengo closure have been included in loss from discontinued operations, net of tax, as this plant formed part of our Antioxidants business.  The Pedrengo plant ceased operations on March 31, 2013 and asset retirement and decommissioning work has been substantially completed.  We have retained this property under the terms of the sale of the Antioxidants business and anticipate selling it after all decommissioning and remediation work is completed.

Cash Flows from Operating Activities

Net cash used in operating activities was $50 million for the quarter ended March 31, 2014 compared to net cash used in operating activities of $75 million in the same period last year.  Changes in key working capital accounts are summarized below:

Favorable (unfavorable)	Quarter ended
(In millions)	March 31, 2014	March 31, 2013
Accounts receivable	$(75)	$(69)
Inventories	(2)	(58)
Accounts payable	39	45
Pension and post-retirement health care liabilities	(20)	(7)

During the quarter ended March 31, 2014, accounts receivable increased across all segments by $75 million over December 31, 2013.  Chemtura AgroSolutions’ increase in accounts receivable was a result of typical seasonal increase in demand for the upcoming growing seasons in North America and Europe.  Additionally, our Industrial Engineered segment accounts receivable increase was due to improved sales primarily in the Asia Pacific region and our Industrial Performance segment showed some increase in accounts receivable driven primarily by the favorable volume growth this segment experienced in the past several months.  Inventory increased by $2 million over December 31, 2013 primarily driven by our Chemtura AgroSolutions segment which builds inventory during the first quarter for the upcoming growing season. In addition, our Industrial Performance segment reported an increase in inventory to support increased demand.  These increases were offset by a reduction in inventory in our Industrial Engineered segment primarily for brominated flame retardants products.  Accounts payable increased by $39 million in the quarter ended March 31, 2014 primarily relating to our Industrial Engineered segment.  Pension and post-retirement health care liabilities decreased $20 million primarily due to the funding of benefit obligations.  Pension and post-retirement contributions amounted to $19 million for the quarter ended March 31, 2014 which included $3 million for domestic plans and $16 million for international plans.

Cash flows from operating activities for the quarter ended March 31, 2014 were adjusted by the impact of certain non-cash and other charges.  Non-cash charges included depreciation and amortization expense of $28 million, loss on sale of discontinued operations of $5 million and stock-based compensation expense of $4 million.

During the quarter ended March 31, 2013, accounts receivable increased by $69 million over December 31, 2012 primarily driven by our Consumer Products segment related to seasonal demand to stock for the upcoming pool season in North America and Europe and our Industrial Performance Products as a result of increased sales of our petroleum additive products this quarter. Inventory increased by $58 million over December 31, 2012 primarily as a result of seasonal inventory build in our Consumer Products and Chemtura AgroSolutions segments coupled with an inventory build in Industrial Engineered Products resulting from the decrease in demand in electronics and foam insulation applications.  Accounts payable increased by $45 million in the quarter ended March 31, 2013 over December 31, 2012 primarily relating to our Consumer Products, Chemtura AgroSolutions and Industrial Performance Product segments as a result of the inventory build.  Pension and post-retirement health care liabilities decreased $7 million primarily due to the funding of benefit obligations.  Pension and post-retirement contributions amounted to $5 million for the quarter ended March 31, 2013 which included $3 million for domestic plans and $2 million for international plans.

Cash flows from operating activities for the quarter ended March 31, 2013, were adjusted by the impact of certain non-cash and other charges, which primarily included depreciation and amortization expense of $32 million and stock-based compensation expense of $5 million.

Cash Flows from Investing and Financing Activities

Investing Activities

Net cash used in investing activities was $15 million for the quarter ended March 31, 2014.  Investing included capital expenditures of $23 million for U.S. and international facilities and environmental and other compliance requirements. Also included in investing activities was adjusted proceeds from the Consumer Products sale, net of transaction costs, of $4 million and $4 million in proceeds related to the post-closing working capital adjustment under the Antioxidant Sale.

Net cash used in investing activities was $49 million for the quarter ended March 31, 2013.  Investing activities were related to capital expenditures for U.S. and international facilities and environmental and other compliance requirements.

Financing Activities

Net cash used in financing activities was $120 million for the quarter ended March 31, 2014.  Financing activities primarily included the repayment of $110 million in principal of the Term Loan as well as the repurchase of 0.9 million shares of our common stock under our share repurchase program at a cost of $22 million.  Other financing sources in the period were borrowings for capital improvements related to our new facility in Nantong, China of $9 million and proceeds from the exercise of stock options of $4 million.

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

On November 3, 2010, the Bankruptcy Court entered an order confirming the Debtors’ plan of reorganization (the “Plan”).  On November 10, 2010 (the “Effective Date”), the Debtors substantially consummated their reorganization through a series of transactions contemplated by the Plan and the Plan became effective.  As of March 31, 2014, the Bankruptcy Court has entered orders granting final decrees closing all of the Debtors’ Chapter 11 cases.

For further discussion of the Chapter 11 cases, see Note 16 - Emergence from Chapter 11 in our Notes to Consolidated Financial Statements.

Contractual Obligations and Other Cash Requirements

During the quarter ended March 31, 2014, we made aggregate contributions of $16 million to our U.S. and international pension plans and $3 million to our post-retirement benefit plans.  Based on the minimum amounts required by law or contractual obligation, we will make approximately $15 million of contributions to these plans during the remainder of 2014.  We may elect to make additional discretionary cash contributions to our U.S. qualified plans as deemed appropriate.

On May 9, 2011, one of our UK subsidiaries entered into definitive agreements with the trustees of the Great Lakes U.K. Limited Pension Plan (the “UK Pension Plan”) over the terms of a “recovery plan” which provided for a series of additional cash contributions to be made to reduce the underfunding over time.  The agreements provided, among other things, for our UK subsidiary to make cash contributions of £60 million (approximately $96 million) between 2011 and 2014.  The final contribution of £8 million ($12 million) was made in the first quarter of 2014.  The agreements also provided for the granting of both a security interest and a guarantee to support certain of the liabilities under the UK Pension Plan.

There was also an evaluation being undertaken as to whether additional benefit obligations exist in connection with the equalization of certain benefits under the UK Pension Plan that occurred in the early 1990s. Based on the results of the evaluation in 2011, $8 million of expense was recorded in the fourth quarter of 2011, which was subject to adjustment as further information is gathered as part of the evaluation.  Additional information was gathered and evaluated during 2013 and resulted in a reduction of the original estimated liability.  Accordingly we recorded $2 million of income to SG&A in the second quarter of 2013.  When we reach agreement with the trustees of the UK Pension Plan as to what additional benefit obligations exist, our UK subsidiary is required to make additional cash contributions to the UK Pension Plan.

We had net liabilities related to unrecognized tax benefits of $44 million at March 31, 2014.  We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $8 million within the next 12 months.

Guarantees

In addition to $14 million in outstanding letters of credit at March 31, 2014, we have guarantees that have been provided to various financial institutions.  At March 31, 2014, we had $15 million of outstanding guarantees primarily related to vendor deposits.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

Other Sources and Uses of Cash

In 2014, we expect to finance our continuing operations and capital spending requirements with cash flows provided by operating activities, available cash and cash equivalents, the 2018 ABL Facility and China Bank Facility.  We anticipate that a substantial portion of the proceeds from the Consumer Products Sale and potential sale of the Chemtura AgroSolutions business would be used to return capital to shareholders and continue to make important investments to strengthen and enable the continuing growth of the remaining businesses, as well as pay down debt to maintain pro-forma leverage.  Our long-term stated total leverage target remains approximately 2X Adjusted EBITDA.  For the definition of Adjusted EBITDA, see our 2013 Annual Report on Form 10-K; Item7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Cash and cash equivalents as of March 31, 2014 were $361 million.

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

In 2013, we divested our Antioxidants business and our Consumer Products segment.  These were the two businesses in our portfolio that, in our judgment, were unlikely to meet the financial and strategic performance criteria we had set for our company.  Their sale will aid us in improving percentage margins, sales growth rates and increase focus on our chosen markets and regions.

On April 16, 2014, we entered into a Stock and Asset Purchase Agreement to sell our Chemtura AgroSolutions business to Platform for approximately $1 billion, consisting of $950 million in cash and 2 million shares of Platform’s common stock.  The transaction is subject to customary purchase price adjustments, closing conditions and regulatory approvals and is expected to close in the second half of 2014.  This divestiture will position us to deliver substantial near-term value to shareholders and further focusing on opportunities to create additional value as a “pure-play” leader in the global development, marketing, manufacture and sale of industrial specialty chemicals.

We are conducting an ongoing review of our manufacturing and facility footprint to determine if we should consolidate or close facilities to optimize customer supply and reduce our unit product costs.  In December 2013, we announced, after a consultation process, our intent to close of our Droitwich, UK facility and the transfer of its production to our Perth Amboy, NJ facility.  It is anticipated that additional plant closures may be announced in the future as part of this footprint review process.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect the amounts and disclosures reported in our Consolidated Financial Statements and accompanying notes.  Our estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in our 2013 Annual Report on Form 10-K describe the critical accounting estimates and accounting policies used in the preparation of our Consolidated Financial Statements.  Actual results could differ from management’s estimates and assumptions.  There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2014.

OUTLOOK

We remain committed to grow revenues, expand profitability margins and improve cash flows through our focus on growth from innovation and faster growing regions as well as continuous improvement actions to reduce operating costs.  We have eliminated most of the stranded costs associated with the Antioxidant and Consumer Products businesses which we sold in 2013.  During the quarter ended March 31, 2014, we repaid an additional $110 million of our Term Loan and purchased 0.9 million shares of our common stock under our share repurchase program for $22 million.  These actions are designed to deliver value to our shareholders and contribute to improving our return on invested capital.

In the second quarter, we will gain momentum and expect to deliver year-on-year improvement in net sales and profitability, led by our Industrial Engineered Products segment.  Without the burden of manufacturing variances we had in the first quarter of 2013, combined with the benefit of improving sales volumes and recovering raw material cost changes though selling price increases, our Industrial Engineered Products segment will show robust improvement in the quarter.  The Industrial Performance Products and Chemtura AgroSolutions segments are anticipated to continue to perform strongly.  Corporate expense will continue to track lower than in 2013 primarily due to the benefit of having eliminated the stranded costs of the Antioxidants and Consumer Products businesses.

The announced sale of our Chemtura AgroSolutions business will accelerate our ability to deliver significant value to shareholders and will complete our transformation into a focused, pure-play industrial specialty chemical company.  The transaction is anticipated to close in the second half of 2014.  As previously disclosed, we will use the net cash proceeds from this divestiture to pay down debt by an amount sufficient to maintain our total debt to Adjusted EBITDA ratio at the level it was prior to the divestiture and to return value to our shareholders.  In the interim, we will continue to return net proceeds from the Consumer Products divestiture to shareholders though our authorized stock repurchase program.

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

•                  The receipt of governmental and other approvals associated with the sale of the Chemtura AgroSolutions business and the successful fulfillment of all other closing conditions for such a transaction without unexpected delays or conditions;

•                  The successful closing of the sale of the Chemtura AgroSolutions business and the separation of that business from the rest of our businesses;

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

•                  Our ability to reduce the risks of cyber incidents and protect our information technology;

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

This Item should be read in conjunction with Item 7A - Quantitative and Qualitative Disclosures About Market Risk and Note 14 - Derivative Instruments and Hedging Activities to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K.  Also see Note 13 - Derivative Instruments and Hedging Activities in our Notes to Consolidated Financial Statements (unaudited) included in this Form 10-Q.

The fair market value of long-term debt is subject to interest rate risk.  Our total debt was $795 million at March 31, 2014.  The fair market value of such debt as of March 31, 2014 was $822 million, which has been determined primarily based on quoted market prices.

Our financial instruments, subject to foreign currency exchange risk, consist of one foreign currency forward contract with a notional amount of $13 million due April 2014.  This contract limits our risk to changes in the Euro and represents a net liability position of less than $1 million at March 31, 2014.  We conducted sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in the Euro from its value as of March 31, 2014, with all other variables held constant.  A 10% increase in the Euro against the U.S. Dollar would result in an increase of $1 million in the fair value of this contract.  The sensitivity in fair value of this contract represents changes in fair values estimated based on market conditions as of March 31, 2014, without reflecting the underlying monetary exposures the portfolio is hedging.  The effect of exchange movements on those anticipated transactions would be expected to mitigate the impacts implied by our sensitivity analysis.

There have been no other significant changes in market risk during the quarter ended March 31, 2014.

ITEM 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

As of March 31, 2014, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                             OTHER INFORMATION

ITEM 1.  Legal Proceedings

See Note 17 — Legal Proceedings and Contingencies in our Notes to Consolidated Financial Statements for a description of our legal proceedings.

ITEM 1A.  Risk Factors

Our risk factors are described in our 2013 Annual Report on Form 10-K.  Investors are encouraged to review those risk factors in detail before making any investment in our securities.  Except as described below, there have been no significant changes in our risk factors during the quarter ended March 31, 2014.

Technology failures could disrupt our operations and negatively impact our business.

We increasingly rely on information technology systems to process, transmit and store electronic information.  For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and limit costs.  Information technology systems are also integral to the reporting of our results of operations.  Furthermore, a significant portion of the communications between, and storage of personal data of, our personnel, customers, consumers and suppliers depends on information technology.  Our information technology systems may be vulnerable to a variety of interruptions, as a result of updating our information technology platform or due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues.  Moreover, our computer systems have been, and will likely continue to be subjected to computer viruses or other malicious codes, unauthorized access attempts and cyber- or phishing-attacks.  These events could compromise our confidential information, impede or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage.  Furthermore, if a breach or other breakdown results in disclosure of confidential or personal information, we may suffer reputational, competitive and/or business harm.  To date, we have not experienced a material breach of cybersecurity.  While we have implemented administrative and technical controls and taken other preventive actions to reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems, all of which could have a negative impact on our business and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities During the First Quarter of 2014

In November 2013, our Board authorized an increase in our share repurchase program to $291 million of which $173 million remains as of March 31, 2014 and extended the program through November 9, 2014.  The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the SEC.  From the inception of the share repurchase program in October 2011 through March 31, 2014, we have repurchased 6.7 million shares of our common stock at a cost of $118 million.

The following table provides information about our repurchases of equity securities during the quarter ended March 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions)		(in millions)	(in millions)
January 1, 2014 - January 31, 2014	0.1	$24.88	0.1	$193
February 1, 2014 - February 28, 2014	0.7	$24.46	0.7	$175
March 1, 2014 - March 31, 2014	0.1	$24.69	0.1	$173
Total	0.9		0.9

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

CHEMTURA CORPORATION

(Registrant)

Date: April 30, 2014	/s/ Laurence M. Orton

Name: Laurence M. Orton
Title: Vice President and Corporate Controller (Principal Accounting Officer)