Form 10-Q
period 2014-06-30
Chemtura CORP
filed 2014-07-29
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

The number of shares of common stock outstanding as of the latest practicable date is as follows

Class	Number of shares outstanding at June 30, 2014
Common Stock - $.01 par value	90,574,540

CHEMTURA CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2014

PART I.                                                  FINANCIAL INFORMATION

ITEM 1.                                                Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Quarters and six months ended June 30, 2014 and 2013

(In millions, except per share data)

	Quarters ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales	$609	$590	$1,165	$1,118

Cost of goods sold	451	444	887	862
Selling, general and administrative	67	53	127	111
Depreciation and amortization	25	26	53	52
Research and development	10	10	18	18
Facility closures, severance and related costs	4	11	6	25
Equity loss	—	1	—	3
Operating income	52	45	74	47
Interest expense	(11)	(15)	(23)	(31)
Other (expense) income, net	(2)	12	1	15
Reorganization items, net	(1)	(1)	(1)	(1)
Earnings from continuing operations before income taxes	38	41	51	30
Income tax benefit (expense)	5	(14)	2	(21)
Earnings from continuing operations	43	27	53	9
Earnings from discontinued operations, net of tax	—	26	1	21
Loss on sale of discontinued operations, net of tax	(4)	(146)	(9)	(146)
Net earnings (loss)	$39	$(93)	$45	$(116)

Basic per share information
Earnings from continuing operations	$0.46	$0.27	$0.56	$0.09
Earnings from discontinued operations, net of tax	—	0.26	0.01	0.21
Loss on sale of discontinued operations, net of tax	(0.04)	(1.48)	(0.09)	(1.48)
Net earnings (loss)	$0.42	$(0.95)	$0.48	$(1.18)
Diluted per share information
Earnings from continuing operations	$0.46	$0.27	$0.55	$0.09
Earnings from discontinued operations, net of tax	—	0.26	0.01	0.21
Loss on sale of discontinued operations, net of tax	(0.04)	(1.46)	(0.09)	(1.47)
Net earnings (loss)	$0.42	$(0.93)	$0.47	$(1.17)

Weighted average shares outstanding - Basic	93.2	98.6	94.8	98.4
Weighted average shares outstanding - Diluted	94.4	99.7	96.1	99.6

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Quarters and six months ended June 30, 2014 and 2013

(In millions)

	Quarters ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net earnings (loss)	$39	$(93)	$45	$(116)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	12	(18)	6	(41)
Unrecognized pension and other post-retirement benefit costs	3	138	4	137
Comprehensive income (loss)	$54	$27	$55	$(20)

See accompanying notes to Consolidated Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2014 (Unaudited) and December 31, 2013

(In millions, except par value data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$235	$549
Accounts receivable, net	259	234
Inventories, net	339	346
Other current assets	137	151
Assets held for sale	342	245
Total current assets	1,312	1,525
NON-CURRENT ASSETS
Property, plant and equipment, net	717	717
Goodwill	180	179
Intangible assets, net	108	114
Other assets	185	169
Total assets	$2,502	$2,704
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$10	$117
Accounts payable	156	148
Accrued expenses	171	176
Income taxes payable	5	5
Liabilities held for sale	66	38
Total current liabilities	408	484
NON-CURRENT LIABILITIES
Long-term debt	790	781
Pension and post-retirement health care liabilities	232	246
Other liabilities	164	194
Total liabilities	1,594	1,705
STOCKHOLDERS’ EQUITY
Common stock - $0.01 par value Authorized - 500.0 shares Issued - 100.5 shares at June 30, 2014 and December 31, 2013	1	1
Additional paid-in capital	4,374	4,375
Accumulated deficit	(2,980)	(3,025)
Accumulated other comprehensive loss	(270)	(280)
Treasury stock- at cost - 9.9 shares at June 30, 2014 and 4.0 shares at December 31, 2013	(218)	(73)
Total Chemtura stockholders’ equity	907	998
Non-controlling interest	1	1
Total stockholders’ equity	908	999
Total liabilities and stockholders’ equity	$2,502	$2,704

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30, 2014 and 2013

(In millions)

	Six months ended June 30,
	2014	2013
Increase (decrease) in cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$45	$(116)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Loss on sale of discontinued operations	9	146
Release of cumulative translation adjustment from liquidation of entities	—	(15)
Depreciation and amortization	53	64
Stock-based compensation expense	7	8
Equity loss	—	1
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(105)	(147)
Inventories	(6)	(60)
Accounts payable	17	74
Pension and post-retirement health care liabilities	(25)	(28)
Other	(27)	(4)
Net cash used in operating activities	(32)	(77)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from divestments, net of transaction costs	16	91
Payments for acquisitions	—	(3)
Capital expenditures	(48)	(87)
Net cash (used in) provided by investing activities	(32)	1
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Term Loan	(110)	(2)
Proceeds from other long-term borrowings	14	23
Payments on other long-term borrowings	(2)	(2)
Payments on other short-term borrowings, net	(1)	(1)
Common shares acquired	(157)	—
Proceeds from exercise of stock options	6	4
Net cash (used in) provided by financing activities	(250)	22
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	—	(5)
Change in cash and cash equivalents	(314)	(59)
Cash and cash equivalents at beginning of period	549	365
Cash and cash equivalents at end of period	$235	$306

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

We are the successor to Crompton & Knowles Corporation (“Crompton & Knowles”), which was incorporated in Massachusetts in 1900 and engaged in the manufacture and sale of specialty chemicals beginning in 1954.  Crompton & Knowles traces its roots to the Crompton Loom Works which was incorporated in the 1840s.  We expanded the specialty chemical business through acquisitions in the United States and Europe, including the 1996 acquisition of Uniroyal Chemical Company, Inc. (“Uniroyal”), the 1999 merger with Witco Corporation (“Witco”) and the 2005 acquisition of Great Lakes Chemical Corporation (“Great Lakes”).  Since the Great Lakes acquisition, we have progressively focused our portfolio, divesting businesses that did not fit with the strategic criteria we have established for our portfolio.  As part of this initiative, we announced in April 2014 that we had signed a Stock and Asset Purchase Agreement (“SAPA”) with Platform Specialty Products Corporation to sell our Chemtura AgroSolutions business with an anticipated closing in the fourth quarter of 2014.  Additionally, in 2013 we divested our antioxidants and UV stabilizers (“Antioxidant”) and Consumer Products businesses.

The information in the foregoing Consolidated Financial Statements for the quarters and six months ended June 30, 2014 and 2013 is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to our Consolidated Financial Statements.

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

The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the period ended December 31, 2013 (the “2013 Annual Report on Form 10-K”).  The consolidated results of operations for the quarter and six months ended June 30, 2014 are not necessarily indicative of the results expected for the full year.

Accounting Policies and Other Items

Cash and cash equivalents include bank term deposits with original maturities of three months or less.

Included in accounts receivable are allowances for doubtful accounts of $2 million as of June 30, 2014 and December 31, 2013.

During the six months ended June 30, 2014 and 2013, we made cash interest payments of approximately $22 million and $32 million, respectively.  During the six months ended June 30, 2014 and 2013, we made cash payments for income taxes (net of refunds) of $10 million and $8 million, respectively.

Recent Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity(“ASU 2013-05”).  The amendments in ASU 2013-05 address the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 (early adoption is permitted).  The adoption of this amendment did not have a material impact on our financial statements.

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This guidance improves GAAP by more faithfully representing when a company or other organization discontinues its operations. ASU 2014-08 changed the criteria for reporting a discontinued operation.  Under the new guidance, a disposal of part of an organization that has a major effect on its operations and financial results is a discontinued operation.  ASU 2014-08 is effective on a prospective basis for interim and annual periods beginning on or after December 15, 2014 although early adoption is permitted.  We chose not to early adopt this standard in the quarter ended June 30, 2014 when evaluating the sale of our Chemtura AgroSolutions as a discontinued operation.  See Note 2 - Acquisitions and Divestitures for our analysis of that transaction.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective on January 1, 2017.  Early application is not permitted.  The standard permits the use of either the retrospective or cumulative effect transition method.  We are evaluating the effect that the ASU will have on our consolidated financial statements and related disclosures.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

2)                                     ACQUISITIONS AND DIVESTITURES

Acquisitions

Solaris Acquisition

In September 2012, we announced that we entered into a Business Transfer Agreement (“BTA”) with Solaris ChemTech Industries Limited (“Solaris ChemTech”), an Indian Company, and Avantha Holdings Limited, an Indian Company and the parent company of Solaris ChemTech (collectively, “Solaris”).  As provided in the BTA, we have agreed to purchase from Solaris certain assets used in the manufacture and distribution of bromine and bromine chemicals for cash consideration of $142 million and the assumption of certain liabilities.  The purchase price is subject to a post-closing net working capital adjustment.  The transaction is subject to, among other things, receiving governmental approval for the transfer of rights to the brine resources from which bromine is extracted and is expected to close upon receipt of those approvals, the date of which is not yet known.  The parties continue to explore whether there may be an alternative transaction structure to permit a closing of the transaction.  However, as of this date, the parties have not yet developed an approach that they can implement.

DayStar Acquisition

In May 2013, we purchased the remaining 50% interest in DayStar Materials L.L.C. (“DayStar”) from our joint venture partner, UP Chemical Co., Ltd. (“UP Chemical”).  As a result, DayStar became a consolidated entity.  The purchase price was $3 million in cash which approximated the fair value of the remaining share of the assets and liabilities, primarily inventory and fixed assets, as of the purchase date.  In addition, we reimbursed UP Chemical for a $3 million loan they had made to DayStar.

Divestitures

Chemtura AgroSolutions

In April 2014, we entered into a Stock and Asset Purchase Agreement (“SAPA”) to sell our Chemtura AgroSolutions business to Platform Specialty Products Corporation (“Platform”) for approximately $1 billion, consisting of $950 million in cash and 2 million shares of Platform’s common stock.  The transaction is subject to customary purchase price adjustments, closing conditions and regulatory approvals and is anticipated to close in the fourth quarter of 2014.  Under the terms of the SAPA, we will retain most of the property, plant and equipment used to manufacture products for the Chemtura AgroSolutions business and will continue to manufacture products for Platform under several supply agreements with minimum terms of between two and four years.

We evaluated the transaction and determined that it has met the criteria to report the assets and liabilities of the Chemtura AgroSolutions business that form part of the transaction under the SAPA as assets held for sale in April 2014.  We have segregated the assets and liabilities considered assets held for sale on our Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013.  As of April 2014, we ceased recording depreciation and amortization on these assets.

We further evaluated whether the Chemtura AgroSolutions transaction met the criteria to be presented as a discontinued operation under the provisions of ASC 205-20-45.  Due to the significant gross cash flows anticipated under the post-closing supply agreements with Platform, we concluded that the Chemtura AgroSolutions business does not meet the criteria to be presented as a discontinued operation.  As a result, we will continue to present the results of operations of the Chemtura AgroSolutions business as one of our segments and continue to reflect the business in net income from continuing operations until sold.  Following the sale, we will account for the supply agreements as part of our continuing operations.

As a result of this transaction, we evaluated the recoverability of both the assets and liabilities held for sale and the assets held and used of the Chemtura AgroSolutions business during the second quarter of 2014 and determined that no impairment existed as of that date.

The following is a summary of the Chemtura AgroSolutions assets and liabilities held for sale as of June 30, 2014 and December 31, 2013:

(In millions)	June 30, 2014	December 31, 2013
Accounts receivable, net	$209	$128
Inventories	84	71
Other current assets	6	7
Property, plant and equipment	9	8
Intangible assets, net	31	28
Other assets	3	3
Assets	342	245

Accounts payable	$33	$24
Accrued expenses	31	13
Income taxes payable	2	1
Liabilities	66	38
Net Assets	$276	$207

Consumer Products Business Divestiture

In December 2013, we sold our investment in the dedicated legal entities that constituted our Consumer Products business, including dedicated manufacturing plants in the U.S. and South Africa, to KIK Custom Products Inc. (“KIK”) for $300 million and the assumption by KIK of pension and other liabilities totaling approximately $8 million.  The purchase price is subject to customary post-closing adjustments, primarily for working capital and assumed pension liabilities.  The agreement specified a value of working capital based upon a twelve-month average against which working capital would be measured.  To the extent working capital at closing was lower than this value, KIK would be compensated for the difference.  If working capital was higher, we would be compensated.  The impact of some of these adjustments was estimated in the cash paid at closing.  In March 2014, KIK made an advance payment of $9 million ahead of the final adjustments.  In July 2014, the parties reached agreement on the post-closing working capital and indebtedness adjustments that resulted in a charge of $3 million pre-tax ($3 million after tax) recognized in loss on sale of discontinued operations, net of tax in our Consolidated Statement of Operations.  The remaining payment of $5 million due from KIK was received in July 2014.

In connection with the sale, we entered into a transition service agreement and supply contract with KIK to supply products from our Adrian, MI facility.  Under the terms of the supply contract, KIK had the option, exercisable for a period of six-months following the closing date, to purchase the net assets of the Adrian facility at a price that is below the carrying value of the net assets.  Accordingly, as of December 31, 2013, we concluded the net assets of the Adrian facility met the criteria to be classified as assets held for sale and we recorded an impairment charge in December 2013 of $7 million to write-down the property, plant and equipment to its fair value less costs to sell.  The option expired un-exercised as of June 30, 2014 and the assets and liabilities are now classified as held and used in both the current and prior periods.  See Note 3 - Restructuring and Asset Impairment for a further discussion of initiatives related to that plant.

During the quarter and six months ended June 30, 2014, we recognized a pre-tax loss of $3 million ($3 million after tax) and $7 million ($7 million after tax), respectively, primarily for transaction costs and post-closing adjustments and obligations which was recognized in loss on sale of discontinued operations, net of tax in the Consolidated Statement of Operations.

Earnings and direct costs associated with the Consumer Products business for the periods prior to the date of sale have been presented as earnings (loss) from discontinued operations, net of tax for the comparative periods.  All applicable disclosures included in the accompanying footnotes have been updated to reflect the Consumer Products business as a discontinued operation.

Antioxidant Business Divestiture

In April 2013, we sold our Antioxidant business to SK Blue Holdings, Ltd. (“SK”) and Addivant USA Holdings Corp. (“Addivant”) for $97 million, $9 million in preferred stock issued by Addivant and the assumption by SK and Addivant of pension, environmental and other liabilities totaling approximately $91 million.  Additionally, we paid $2 million in cash as part of a pre-closing adjustment.  In the six months ended June 30, 2014, we recognized a pre-tax loss of $2 million ($2 million after-tax) primarily related to the final settlement of the working capital component of the transaction which is included in loss on sale of discontinued operations, net of tax, in the Consolidated Statement of Operations.  We received the final payment for the remaining working capital adjustment of $4 million in March 2014.

Included as part of the consideration, we received 9.2 million shares of Series A Preferred Stock of Addivant with a face value of $9 million.  These shares accrue dividends at escalating rates beginning at 7% in the first year and up to 11% in the third year and beyond which are payable upon declaration and which become preferential payments in liquidation if not declared and paid by Addivant.  Addivant did not declare any dividends through June 30, 2014.

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

Discontinued Operations - Consumer Products (“Consumer”) and Antioxidant (“AOUV”) Divestitures

Earnings from discontinued operations and loss on the sale of discontinued operations for the quarters and six ended June 30, 2014 and 2013 consist of the following:

	Quarters ended June 30,						Six months ended June 30,
	2014			2013			2014			2013
(In millions)	Consumer	AOUV	Total	Consumer	AOUV	Total	Consumer	AOUV	Total	Consumer	AOUV	Total
Net sales				$145	$33	$178				$223	$123	$346
Earnings from discontinued operations:
Pre-tax earnings	$—	$—	$—	$21	$6	$27	$1	$—	$1	$18	$4	$22
Income tax benefit	—	—	—	(1)	—	(1)	—	—	—	(1)	—	(1)
Earnings, net of taxes	$—	$—	$—	$20	$6	$26	$1	$—	$1	$17	$4	$21
Loss on sale of discontinued operations:
Pre-tax loss	$(3)	$(1)	$(4)	$—	$(159)	$(159)	$(7)	$(2)	$(9)	$—	$(159)	$(159)
Income tax benefit	—	—	—	—	13	13	—	—	—	—	13	13
Net loss	$(3)	$(1)	$(4)	$—	$(146)	$(146)	$(7)	$(2)	$(9)	$—	$(146)	$(146)

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

	Quarters ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Antioxidants	$—	$2	$—	$6
Consumer Products	—	2	—	5
Amortization expense (a)	—	(2)	—	(5)
Net increase in Corporate Segment	$—	$2	$—	$6

(a) Our Corporate segment included amortization expense which related directly to the Consumer Products business which is now included in earnings (loss) from discontinued operations, net of tax.

3)                                     RESTRUCTURING AND ASSET IMPAIRMENT ACTIVITIES

Restructuring

In June 2014, as a result of KIK not exercising its option to purchase the net assets of the Adrian, MI facility, the Board of Directors (the “Board”) approved the closure of this facility, which is expected to occur in mid-2015.  Additionally, during the second quarter of 2014, our management approved further actions to consolidate our business’ organizational structure, which are in line with the restructuring actions approved by the Board in 2013.  We expect the total cost of these initiatives to be approximately $7 million to $9 million, of which we recorded a pre-tax charge of $4 million in the second quarter of 2014, which included $3 million for severance and related costs and $1 million for accelerated asset retirement obligations related to the Adrian facility.  We expect to incur the remaining costs primarily for decommissioning and accelerated depreciation over the next year.

In February 2013, our Board approved a restructuring plan providing for, among other things, actions to reduce stranded costs related to divestitures.  This plan is expected to preserve pre-divestiture operating margins following our portfolio changes.  On October 9, 2013, the Board approved additional restructuring actions to consolidate our business’ organizational structure in an effort to streamline the organization and gain efficiencies and additional cost savings.  In December 2013, we substantially completed employee communications and the consultation process regarding the closure of our Droitwich, UK facility and consolidation of those operations into our Perth Amboy, NJ facility, in order to improve our competitiveness in the current economic environment.  We recorded a pre-tax charge of $44 million in the year ended December 31, 2013, which included $27 million for severance and related costs, $15 million for professional fees, $1 million for accelerated depreciation of property, plant and equipment and $1 million for accelerated asset retirement obligations.  We recorded a pre-tax charge of $5 million in the first quarter of 2014 which included $1 million for severance and related costs, $1 million related to professional fees and $3 million for accelerated depreciation of property, plant and equipment.  We recorded a pre-tax charge of $2 million in the second quarter of 2014 which included $1 million for severance and professional fees, and $1 million for accelerated depreciation of property, plant and equipment.  We expect to incur approximately $2 million to $3 million for the remainder of 2014 primarily for accelerated depreciation and decommissioning costs.

In April 2012, our Board approved a restructuring plan providing for, among other things, the closure of our Antioxidant business manufacturing facility in Pedrengo, Italy.  The Board also approved actions to improve the operating effectiveness of certain global corporate functions.  In 2013, we recorded an additional pre-tax charge of $1 million, primarily for accelerated depreciation and relocation costs related to the Pedrengo closure.  All charges related to the Pedrengo closure have been included in loss from discontinued operations, net of tax, as this plant formed part of our Antioxidants business.  The Pedrengo plant ceased operations on March 31, 2013 and asset retirement work has been substantially completed.  We have retained this property under the terms of the sale of our Antioxidants business and anticipate selling it after all decommissioning and remediation work is completed.

A summary of the changes in the liabilities established for restructuring programs is as follows:

(In millions)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at December 31, 2013	$14	$2	$16
2014 charge	4	2	6
Cash payments	(10)	(3)	(13)
Balance at June 30, 2014	$8	$1	$9

At June 30, 2014, the balance of these reserves were included in accrued expenses in our Consolidated Balance Sheet.  At December 31, 2013, $15 million of these reserves were included in accrued expenses and $1 million were included in accounts payable in our Consolidated Balance Sheet.

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

In September 2013, when we met the criteria to record assets held for sale, we again performed an impairment analysis of the Consumer Products business.  We probability weighted the fair value less the cost to sell under different fair value models, as a proxy for an agreed upon purchase price, and found the fair value less the cost to sell was sufficient to recover the carrying value of the net assets to be sold as of September 30, 2013.  As a result, we concluded that no impairment existed at September 30, 2013.

On December 31, 2013, we completed a stock sale of our investment in dedicated legal entities of our Consumer Products business.  In connection with the sale, we entered into a supply contract with KIK to supply products from our Adrian, MI facility.  Under the terms of the supply contract, KIK had the option, exercisable for a period of six-months following the closing date, to purchase the net assets of the Adrian facility at a price below the carrying value of the net assets.  Accordingly, we concluded that the net assets of the Adrian facility met the criteria to be classified as assets held for sale and based on the expected selling price we recorded an impairment charge in December 2013 of $7 million to write-down the property, plant and equipment to its estimated fair value which is included in earnings from discontinued operations, net of tax in our Consolidated Statement of Operations.  The option expired un-exercised as of June 30, 2014 and the assets are now classified as held and used in both the current and prior periods.

4)                                     INVENTORIES

	June 30,	December 31,
(In millions)	2014	2013
Finished goods	$199	$223
Work in process	37	35
Raw materials and supplies	103	88
	$339	$346

Included in the above net inventory balances are inventory obsolescence reserves of approximately $22 million and $19 million at June 30, 2014 and December 31, 2013, respectively.

5)                                     PROPERTY, PLANT AND EQUIPMENT

	June 30,	December 31,
(In millions)	2014	2013
Land and improvements	$74	$74
Buildings and improvements	213	212
Machinery and equipment	1,270	1,225
Information systems equipment	176	171
Furniture, fixtures and other	24	24
Construction in progress	82	94
	1,839	1,800
Less: accumulated depreciation	1,122	1,083
	$717	$717

Depreciation expense from continuing operations was $21 million for the quarters ended June 30, 2014 and 2013, and $44 million and $42 million for the six months ended June 30, 2014 and 2013, respectively.  Depreciation expense from continuing operations included accelerated depreciation of certain fixed assets associated with our restructuring programs of $1 million and $4 million for the quarter and six months ended June 30, 2014, respectively.

6)                                     GOODWILL AND INTANGIBLE ASSETS

Our goodwill balance was $180 million and $179 million at June 30, 2014 and December 31, 2013, respectively.  The goodwill is allocated to the Industrial Performance Products segment.  The goodwill balance at June 30, 2014 and December 31, 2013 reflected accumulated impairments of $90 million.

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

Our intangible assets (excluding goodwill) are comprised of the following:

	June 30, 2014			December 31, 2013
(In millions)	Gross Cost	Accumulated Amortization	Net Intangibles	Gross Cost	Accumulated Amortization	Net Intangibles
Patents	$27	$(16)	$11	$33	$(21)	$12
Trademarks	46	(13)	33	45	(12)	33
Customer relationships	42	(19)	23	42	(18)	24
Production rights	45	(39)	6	45	(36)	9
Other	74	(39)	35	74	(38)	36
Total	$234	$(126)	$108	$239	$(125)	$114

The decrease in gross intangible assets since December 31, 2013 is primarily due to retirements of $5 million.

Amortization expense from continuing operations related to intangible assets was $4 million and $5 million for the quarters ended June 30, 2014 and 2013, and $9 million and$10 million for the six months ended June 30, 2014 and 2013.

7)                                     DEBT

Our debt is comprised of the following:

	June 30,	December 31,
(In millions)	2014	2013
5.75% Senior Notes due 2021	$450	$450
7.875% Senior Notes due 2018	100	100
Term Loan due 2016	207	316
Other borrowings	43	32
Total Debt	800	898
Less: Other short-term borrowings	(10)	(7)
Less: Current portion of Term Loan	—	(110)
Total Long-term debt	$790	$781

Financing Facilities

2021 Senior Notes

In July 2013, we completed a registered public offering of $450 million of 5.75% Senior Notes due 2021 (the “2021 Senior Notes”).  The purpose of the 2021 Senior Notes was to fund the tender for any and all of our outstanding $455 million aggregate principal amount of 7.875% Senior Notes due 2018 (the “2018 Senior Notes”) pursuant to our Offer to Purchase and Consent Solicitation Statement (the “Offer to Purchase”), pay expenses related to the offering and prepay a portion of our senior secured term loan facility due 2016 (the “Term Loan”).  In July 2013, we completed the purchase of $354 million of the 2018 Senior Notes tendered in response to the Offer to Purchase.

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

When issued in 2010, our 2018 Senior Notes contained covenants that limited our ability to enter into certain transactions, such as incurring additional indebtedness, creating liens, paying dividends, and entering into dispositions and joint ventures.  With the purchase of the tendered 2018 Senior Notes under the Offer to Purchase complete, the amendments to the 2018 Indenture that eliminated substantially all of the restrictive covenants as well as certain events of default and related provisions became effective.

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

Additionally, the Term Loan requires that we meet certain financial maintenance covenants including a maximum Secured Leverage Ratio (net of unrestricted cash, as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0.  Additionally, the Term Loan contains a covenant related to the repayment of excess cash flow (as defined in the agreement).  As of June 30, 2014, we were in compliance with the covenant requirements of the Term Loan.

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

At June 30, 2014 and December 31, 2013, we had no borrowings under the 2018 ABL Facility.  However, we had $15 million and $14 million, respectively, of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility.  At June 30, 2014 and December 31, 2013, we had approximately $238 million and $237 million, respectively, of undrawn availability under the 2018 ABL Facility.

Other Facilities

In December 2012, we entered into a CNY 250 million (approximately $40 million) 5 year secured credit facility available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch (“ABC Bank”).  The China Bank Facility will be used for funding construction of our manufacturing facility in Nantong, China.  The China Bank Facility is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd.  The loans under the China Bank Facility bear interest at a rate determined from time to time by ABC Bank based on the prevailing People Bank of China Lending Rate.  At June 30, 2014 and December 31, 2013, we had borrowings of $28 million and $17 million, respectively, under the China Bank Facility.  Repayments of principal will be made in semi-annual installments from December 2014 through December 2017.

In March 2013, we entered into a promissory note in the principal sum of $7 million with a term of six years bearing interest at a rate of 5.29% per annum to finance the cost of certain information technology software licenses.  The principal is to be repaid in equal monthly installments over its term.

8)                                     INCOME TAXES

We reported an income tax benefit of $5 million and expense of $14 million for the quarters ended June 30, 2014 and 2013, respectively.  For the six months ended June 30, 2014 and 2013, we reported an income tax benefit of $2 million and expense of $21 million, respectively.  The tax benefit reported for the quarter and six months ended June 30, 2014 included a decrease in foreign income taxes of approximately $15 million related to an unrecognized tax benefit that had been recorded for an international jurisdiction in prior years.  The tax benefit was recorded after reaching an agreement with the international jurisdiction that effectively settles the prior year liability.  The tax expense reported for the quarters and six months ended June 30, 2013 related to taxable income of certain of our international subsidiaries.

In the quarter and six months ended June 30, 2014, we established a valuation allowance against the tax benefits associated with our year-to-date U.S. losses.  We will continue to adjust our tax provision through the establishment or reduction of non-cash valuation allowances until we determine that it is more-likely than not that the net deferred tax assets associated with our U.S. operations will be utilized.

We have net liabilities related to unrecognized tax benefits of $39 million and $44 million at June 30, 2014 and December 31, 2013, respectively.

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

9)                                     ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss (“AOCL”), net of tax at June 30, 2014 and December 31, 2013, are as follows:

(in millions)	Foreign Currency Translation Adjustments	Unrecognized Pension and Other Post- Retirement Benefit Costs	Total
As of December 31, 2013	$(13)	$(267)	$(280)
Other comprehensive income (loss) before reclassifications	6	(1)	5
Amounts reclassified from AOCL	—	5	5
Net current period other comprehensive income	6	4	10
As of June 30, 2014	$(7)	$(263)	$(270)

The following table summarizes the reclassifications from AOCL to the Consolidated Statement of Operations for the quarters and six months ended June 30, 2014 and 2013:

	Amount Reclassified from AOCL
	Quarters ended June 30,		Six months ended June 30,		Affected line item in the
(in millions)	2014	2013	2014	2013	consolidated statement of operations
Foreign currency translation items:
Liquidation of consolidated entities	$—	$15	$—	$15	Other income, net

Sale of discontinued operations (b)	—	(6)	—	(6)	Loss on sale of discontinued operations, net of tax
Net of tax	—	9	—	9
Defined benefit pension plan items:
Amortization of prior-service costs (a)	$1	$1	2	2	See Note (a)
Amortization of actuarial losses (a)	(4)	(6)	(8)	(12)	See Note (a)

Sale of discontinued operations (b)	—	(120)	—	(120)	Loss on sale of discontinued operations, net of tax
Total before tax	(3)	(125)	(6)	(130)
Tax on continuing operations	1	1	1	1	Income Tax Expense

Tax on discontinued operations	—	14	—	14	Loss on sale of discontinued operations, net of tax
Total tax	1	15	1	15
Net of tax	(2)	(110)	(5)	(115)
Total reclassifications	$(2)	$(101)	$(5)	$(106)

(a) These items are included in the computation of net periodic benefit pension cost (see Note 12 - Pension and other Post-Retirement Benefit Plans for additional information).

(b) Sale of the Antioxidant business (see Note 2 - Acquisitions and Divestitures).

10)                              EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings per common share is based on the weighted average number of common and common share equivalents outstanding.

The following is a reconciliation of the shares used in the computation of earnings per share:

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Weighted average shares outstanding - Basic	93.2	98.6	94.8	98.4
Dilutive effect of common share equivalents	1.2	1.1	1.3	1.2
Weighted average shares outstanding - Diluted	94.4	99.7	96.1	99.6

In November 2013, the Board authorized an increase in our share repurchase program to $291 million and extended the program through November 9, 2014.  In May 2014, the Board authorized an increase in the share repurchase program by $100 million, up to $391 million in the aggregate when combined with the November 2013 authorization, of which $139 million remained as of June 30, 2014. The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the SEC.  We repurchased 6.5 million shares of our common stock at a cost of $157 million during the six months ended June 30, 2014.  As of June 30, 2014, we had repurchased 12.4 million shares at a cost of $252 million under this program, which was originally approved by our Board in October 2011.

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

Stock-based compensation expense was $3 million for the quarters ended June 30, 2014 and 2013, and $7 million and $8 million for the six months ended June 30, 2014 and 2013, respectively.  Stock-based compensation expense was primarily reported in SG&A.

Stock Option Plans

In March 2013, the Compensation Committee of our Board approved the grant of 0.4 million NQOs under the 2013 long-term incentive awards (the “2013 Awards”).  These options vest ratably over a three-year period.

We use the Black-Scholes option-pricing model to determine the fair value of NQOs.  We have elected to recognize compensation cost for awards of NQOs equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average per share fair value of stock options granted during the six months ended June 30, 2013 was $9.92.

Total remaining unrecognized compensation expense associated with unvested NQOs at June 30, 2014 was $2 million, which will be recognized over the weighted average period of approximately 2 years.

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

Total remaining unrecognized compensation expense associated with unvested time-based RSUs and performance shares at June 30, 2014 was $18 million, which will be recognized over the weighted average period of approximately 2 years.

Employee Stock Purchase Plan

In May 2012, our shareholders approved the Chemtura Corporation 2012 Employee Stock Purchase Plan (the “ESPP”).  This plan permits eligible employees to annually elect to have up to 10% of their compensation withheld and applied to the purchase of shares of Chemtura’s common stock.  Purchases are made at the end of quarterly offering periods and are based on the lower of the fair market value of the shares on the first and last trading days during the offering period.  A total of one million shares are authorized to be issued under the ESPP, including up to 0.1 million shares per offering period and 0.3 million shares per plan year.  As of June 30, 2014, approximately 0.9 million shares are available for future issuance under this plan.

12)                              PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of our defined benefit plans net periodic benefit (credit) cost for the quarters and six months ended June 30, 2014 and 2013 are as follows:

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Quarters ended June 30,		Quarters ended June 30,		Quarters ended June 30,
(In millions)	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	7	7	5	5	1	1
Expected return on plan assets	(10)	(11)	(7)	(6)	—	—
Amortization of prior service cost	—	—	—	—	(1)	(1)
Amortization of actuarial losses	3	4	1	1	—	1
Net periodic benefit cost	$—	$—	$—	$1	$—	$1

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$1	$2	$—	$—
Interest cost	14	17	10	10	2	2
Expected return on plan assets	(20)	(25)	(13)	(12)	—	—
Amortization of prior service cost	—	—	—	—	(2)	(2)
Amortization of actuarial losses	5	8	2	2	1	2
Net periodic benefit cost	$(1)	$—	$—	$2	$1	$2

We contributed $1 million to our U.S. non-qualified pension plans and $18 million to our international pension plans for the six months ended June 30, 2014.  Contributions to post-retirement health care plans for the six months ended June 30, 2014 were $6 million.

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

In April 2012, we purchased two forward contracts with a notional amount totaling $25 million to reduce the risk of currency exposure related to the remaining two annual installments of proceeds from the sale of our 50% interest in Tetrabrom Technologies Ltd. in 2011.  We used fair value accounting methods for these contracts.  One contract expired in the second quarter of 2013 and the second contract expired in the second quarter of 2014.  We have recorded realized gains of less than $1 million in both the six months ended June 30, 2014 and 2013, upon expiration of the contracts.

During the first half of 2013, we entered into a zero cost collar contract and an additional forward contract to reduce the risk of currency exposure related to the Euro in one of our consolidated subsidiaries.  These contracts matured at various times during the second quarter of 2013.  We used fair value accounting methods for these contracts and recorded a gain of $3 million reflecting the changes in fair market value of those contracts in other income, net in our Consolidated Statement of Operations for the six months ended June 30, 2013.

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

The following table presents the carrying amounts and estimated fair values of material financial instruments used by us in the normal course of business:

	As of June 30, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Total debt	$800	$824	$898	$916

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

Level 1 fair value measurements in 2014 and 2013 included securities purchased in connection with the deferral of compensation and our match and investment earnings related to the supplemental savings plan.  These securities are considered our general assets until distributed to the participant and are included in other assets in our Consolidated Balance Sheets.  A corresponding liability is included in other liabilities at June 30, 2014 and December 31, 2013 in our Consolidated Balance Sheets.  Quoted market prices were used to determine fair values of these Level 1 investments which are held in a trust with a third-party brokerage firm.  The fair value of the asset and corresponding liability was $3 million at June 30, 2014 and December 31, 2013.

Level 2 fair value measurements are used to value our financial instruments subject to foreign currency exchange risk (see Note 13 — Derivative Instruments and Hedging Activities.)  For the quarter and six months ended June 30, 2014, there were no transfers into or out of Levels 1 and 2.

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

The following is a summary of the change in the carrying amount of the asset retirement obligations for the quarters and six months ended June 30, 2014 and 2013:

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Asset retirement obligation balance at beginning of period	$16	$19	$16	$20
Accretion expense(a)	2	—	2	—
Payments	(1)	(2)	(1)	(3)
Asset retirement obligation balance at end of period	$17	$17	$17	$17

(a) 2014 accretion expense includes $1 million for the acceleration of obligations related to sites impacted by our restructuring initiatives, primarily Adrian, MI.

The net book value of assets related to the asset retirement obligations at June 30, 2014 and 2013 was less than $1 million.

Depreciation expense for the quarters and six months ended June 30, 2014 and 2013 was less than $1 million.

At June 30, 2014, $5 million of asset retirement obligations was included in accrued expenses and $12 million was included in other liabilities in our Consolidated Balance Sheet.  At December 31, 2013, $3 million of asset retirement obligations was included in accrued expenses and $13 million was included in other liabilities in our Consolidated Balance Sheet.

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

As of March 31, 2014, the Bankruptcy Court had entered orders granting final decrees closing all of the Debtors’ Chapter 11 cases.

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

The total amount accrued for environmental liabilities as of June 30, 2014 and December 31, 2013 was $85 million and $93 million, respectively.  At June 30, 2014 and December 31, 2013, $19 million and $18 million, respectively, of these environmental liabilities were reflected as accrued expenses and $66 million and $75 million, respectively, were reflected as other liabilities.  We estimate that the reasonably possible ongoing environmental liabilities could range up to $99 million at June 30, 2014.  Our accruals for environmental liabilities include estimates for determinable clean-up costs.  We recorded pre-tax charges of $3 million for the six months ended June 30, 2014 and made payments of $10 million during the six months ended June 30, 2014 for clean-up costs, which reduced our environmental liabilities.  At certain sites, we have contractual agreements with certain other parties to share remediation costs.  As of June 30, 2014, no receivables are outstanding related to these agreements.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.  We intend to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  However, the final cost of clean-up at these sites could exceed our present estimates, and could have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations, or cash flows.  Our estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites are finalized.

Other

In June 2014. E.I. du Pont de Nemours and Company (“Du Pont”) commenced an action against Chemtura in the Superior Court, Connecticut.  The Complaint alleges that Chemtura breached the representations contained in an asset purchase agreement entered into by the parties in December 2007 (the “APA”) for the sale of Chemtura’s fluorine chemical business and chemicals production unit at Chemtura’s plant in El Dorado, Arkansas (the “Fluorine Business”).  The Complaint alleges that the Fluorine Business violated certain National Fire Protection Association codes in breach of the representations in the APA.  The Complaint further alleges that several refrigeration units that were sold were leaking in violation of various regulations.  Du Pont seeks indemnity under the APA.  We intend to defend the case vigorously.

We are routinely subject to civil claims, litigations, arbitrations, and regulatory investigations arising in the ordinary course of our business, as well as in respect of our divested businesses.  Some of these claims and litigations relate to product liability claims, including claims related to our current and historical products and asbestos-related claims concerning premises and historic products of our corporate affiliates and predecessors.  We believe the claims relating to the period before the filing of the Chapter 11 cases are subject to discharge pursuant to the Plan and have been satisfied, to the extent they were timely filed in the Chapter 11 cases and allowed by the Bankruptcy Court.  Further, we believe that we have strong defenses to these claims.  These claims have not had a material impact on us to date and we believe the likelihood that a future material adverse outcome will result from these claims is remote.  However, we cannot be certain that an adverse outcome of one or more of these claims, to the extent not discharged in the Chapter 11 cases, would not have a material adverse effect on our financial condition, results of operations or cash flows.

Guarantees

In addition to the letters of credit of $15 million and $14 million outstanding at June 30, 2014 and December 31, 2013, respectively, we have guarantees that have been provided to various financial institutions.  At June 30, 2014 and December 31, 2013, we had $15 million and $12 million of outstanding guarantees, respectively.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking and credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

We have applied the provisions of ASC Topic 460, Guarantees (“ASC 460”), to our agreements that contain guarantee or indemnification clauses.  We are a party to an agreement pursuant to which we may be obligated to indemnify a third party with respect to certain loan obligations of a joint venture company in which we had an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and/or provide project capital.  Such obligations mature through May 2016.  In the event that any of the joint venture companies were to default on these loan obligations, we would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At June 30, 2014 and December 31, 2013, the maximum potential future principal and interest payments due under these guarantees were $2 million.  In accordance with ASC 460, we have accrued less than $1 million in reserves, which represents the fair value of these guarantees at June 30, 2014 and December 31, 2013.  The reserve has been included in other liabilities on our Consolidated Balance Sheet at June 30, 2014 and December 31, 2013 with an offset to other assets.

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

On April 16, 2014, we entered into a definitive agreement to sell our Chemtura AgroSolutions business to Platform.  The transaction is subject to customary purchase price adjustments, closing conditions and regulatory approvals and is anticipated to close in the fourth quarter of 2014.

Corporate and Other Charges

Corporate includes costs and expenses that are of a general corporate nature or managed on a corporate basis.  These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization.  Functional costs are allocated between the business segments and general corporate expense.  Certain functional and other expenses that are managed company-wide that were allocated to the Antioxidant and Consumer Product businesses do not transfer directly under the sale agreements.  As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under earnings from discontinued operations, net of tax.  These costs approximate $4 million and $11 million for the quarter and six months ended June 30, 2013, respectively.  Additionally, our Corporate segment included $2 million and $5 million for the quarter and six months ended June 30, 2013, respectively, of amortization expense related directly to our Consumer Products business which has been included in earnings from discontinued operations, net of tax in our Consolidated Statement of Operations.  Facility closures, severance and related costs are primarily for severance costs related to our cost savings initiatives.

Discontinued Operations

Antioxidant Business

In April 2013, we sold our Antioxidant business.  Earnings and direct costs associated with the Antioxidant business have been presented as earnings from discontinued operations, net of tax for comparative periods.  The Antioxidant business was formerly included in the Industrial Performance Product segment.

Consumer Products

In December 2013, we sold our investment in legal entities dedicated to the Consumer Products business.  Earnings and direct costs associated with Consumer Products business have been presented as earnings from discontinued operations, net of tax in our Consolidated Statements of Operations for comparative periods.

As a result, the Antioxidant and Consumer Products businesses have been excluded from the following segment information.

A summary of business data for our reportable segments for the quarters and six months ended June 30, 2014 and 2013 are as follows:

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Net Sales
Petroleum additives	$183	$182	$354	$351
Urethanes	76	72	152	144
Industrial Performance Products	259	254	506	495
Bromine based & related products	168	160	334	319
Organometallics	42	41	84	81
Industrial Engineered Products	210	201	418	400
Chemtura AgroSolutions	140	135	241	223
Total net sales	$609	$590	$1,165	$1,118

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Operating Income
Industrial Performance Products	$26	$31	$53	$60
Industrial Engineered Products	16	13	12	33
Chemtura AgroSolutions	36	32	58	45
	78	76	123	138
General corporate expense, including amortization	(22)	(20)	(43)	(66)
Facility closures, severance and related costs	(4)	(11)	(6)	(25)
Total operating income	$52	$45	$74	$47

19)                              GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

Our obligations under the 2018 Senior Notes and 2021 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each current and future domestic restricted subsidiary, other than excluded subsidiaries that guarantee any indebtedness of Chemtura or our restricted subsidiaries.  Our subsidiaries that do not guarantee the 2018 Senior Notes and 2021 Senior Notes are referred to as the “Non-Guarantor Subsidiaries.”  The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, statements of comprehensive income (loss), balance sheets and statements of cash flow for: (i) Chemtura Corporation (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Chemtura historical reported financial information); (ii) the Parent Company, alone (accounting for our Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) the Guarantor Subsidiaries alone; and (iv) the Non-Guarantor Subsidiaries alone.

Condensed Consolidating Statement of Operations

Quarter ended June 30, 2014

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$609	$(531)	$376	$110	$654
Cost of goods sold	451	(531)	307	92	583
Selling, general and administrative	67	—	36	4	27
Depreciation and amortization	25	—	7	7	11
Research and development	10	—	4	1	5
Facility closures, severance and related costs	4	—	—	1	3
Operating income	52	—	22	5	25
Interest expense	(11)	—	(14)	—	3
Other (expense) income, net	(2)	—	(10)	—	8
Reorganization items, net	(1)	—	(1)	—	—
Equity in net earnings of subsidiaries	—	(43)	43	—	—
Earnings from continuing operations before income taxes	38	(43)	40	5	36
Income tax benefit (expense)	5	—	(1)	—	6
Earnings from continuing operations	43	(43)	39	5	42
Loss on sale of discontinued operations, net of tax	(4)	—	—	(3)	(1)
Net earnings	$39	$(43)	$39	$2	$41

Condensed Consolidating Statement of Operations

Six months ended June 30, 2014

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,165	$(1,023)	$710	$224	$1,254
Cost of goods sold	887	(1,023)	590	191	1,129
Selling, general and administrative	127	—	70	8	49
Depreciation and amortization	53	—	13	15	25
Research and development	18	—	7	3	8
Facility closures, severance and related costs	6	—	2	1	3
Operating income	74	—	28	6	40
Interest expense	(23)	—	(27)	—	4
Other income (expense), net	1	—	(10)	—	11
Reorganization items, net	(1)	—	(1)	—	—
Equity in net earnings of subsidiaries	—	(56)	56	—	—
Earnings from continuing operations before income taxes	51	(56)	46	6	55
Income tax benefit (expense)	2	—	(1)	—	3
Earnings from continuing operations	53	(56)	45	6	58
Earnings from discontinued operations, net of tax	1	—	1	—	—
Loss on sale of discontinued operations, net of tax	(9)	—	(1)	(6)	(2)
Net earnings	$45	$(56)	$45	$—	$56

Condensed Consolidating Statement of Comprehensive Income

Quarter ended June 30, 2014

(in millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$39	$(43)	$39	$2	$41
Other comprehensive income, net of tax
Foreign currency translation adjustments	12	—	2	—	10
Unrecognized pension and other post-retirement benefit costs	3	—	2	—	1
Comprehensive income	$54	$(43)	$43	$2	$52

Condensed Consolidating Statement of Comprehensive Income

Six months ended June 30, 2014

(in millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$45	$(56)	$45	$—	$56
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	6	—	3	—	3
Unrecognized pension and other post-retirement benefit costs	4	—	7	—	(3)
Comprehensive income	$55	$(56)	$55	$—	$56

Condensed Consolidating Balance Sheet

As of June 30, 2014

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$1,312	$—	$410	$108	$794
Intercompany receivables	—	(7,723)	2,899	2,522	2,302
Investment in subsidiaries	—	(6,709)	1,453	1,135	4,121
Property, plant and equipment	717	—	118	217	382
Goodwill	180	—	93	3	84
Other assets	293	—	126	40	127
Total assets	$2,502	$(14,432)	$5,099	$4,025	$7,810
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$408	$—	$150	$47	$211
Intercompany payables	—	(7,723)	3,125	2,804	1,794
Long-term debt	790	—	765	—	25
Other long-term liabilities	396	—	151	51	194
Total liabilities	1,594	(7,723)	4,191	2,902	2,224
Stockholders’ equity	908	(6,709)	908	1,123	5,586
Total liabilities and stockholders’ equity	$2,502	$(14,432)	$5,099	$4,025	$7,810

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2014

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$45	$(56)	$45	$—	$56
Adjustments to reconcile net earnings to net cash (used in) provided by operations:
Loss on sale of discontinued operations	9	—	1	6	2
Depreciation and amortization	53	—	13	15	25
Stock-based compensation expense	7	—	7	—	—
Changes in assets and liabilities, net	(146)	56	(63)	(16)	(123)
Net cash (used in) provided by operations	(32)	—	3	5	(40)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from divestments, net of transaction costs	16	—	(2)	9	9
Capital expenditures	(48)	—	(7)	(14)	(27)
Net cash used in investing activities	(32)	—	(9)	(5)	(18)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Term Loan	(110)	—	(110)	—	—
Proceeds from other long-term borrowings	14	—	—	—	14
Payments on other long-term borrowings	(2)	—	(1)	—	(1)
Payments on other short-term borrowings, net	(1)	—	—	—	(1)
Common shares acquired	(157)	—	(157)	—	—
Proceeds from the exercise of stock options	6	—	6	—	—
Net cash (used in) provided by financing activities	(250)	—	(262)	—	12
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	—	—	—	—	—
Change in cash and cash equivalents	(314)	—	(268)	—	(46)
Cash and cash equivalents at beginning of period	549	—	317	—	232
Cash and cash equivalents at end of period	$235	$—	$49	$—	$186

Condensed Consolidating Statement of Operations

Quarter ended June 30, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$590	$(441)	$391	$118	$522
Cost of goods sold	444	(441)	343	96	446
Selling, general and administrative	53	—	24	4	25
Depreciation and amortization	26	—	7	12	7
Research and development	10	—	4	2	4
Facility closures, severance and related costs	11	—	6	—	5
Equity loss	1	—	—	—	1
Operating income	45	—	7	4	34
Interest expense	(15)	—	(17)	—	2
Other income (expense), net	12	—	(6)	—	18
Reorganization items, net	(1)	—	(1)	—	—
Equity in net earnings of subsidiaries	—	(26)	26	—	—
Earnings from continuing operations before income taxes	41	(26)	9	4	54
Income tax expense	(14)	—	—	—	(14)
Earnings from continuing operations	27	(26)	9	4	40
Earnings from discontinued operations, net of tax	26	—	6	18	2
Loss on sale of discontinued operations, net of tax	(146)	—	(108)	—	(38)
Net (loss) earnings	$(93)	$(26)	$(93)	$22	$4

Condensed Consolidating Statement of Operations

Six months ended June 30, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,118	$(848)	$756	$224	$986
Cost of goods sold	862	(848)	640	187	883
Selling, general and administrative	111	—	54	8	49
Depreciation and amortization	52	—	14	23	15
Research and development	18	—	7	4	7
Facility closures, severance and related costs	25	—	12	—	13
Equity loss	3	—	—	—	3
Operating income	47	—	29	2	16
Interest expense	(31)	—	(34)	—	3
Other income (expense), net	15	—	(5)	—	20
Reorganization items, net	(1)	—	(1)	—	—
Equity in net earnings of subsidiaries	—	(1)	1	—	—
Earnings (loss) from continuing operations before income taxes	30	(1)	(10)	2	39
Income tax expense	(21)	—	(1)	—	(20)
Earnings (loss) from continuing operations	9	(1)	(11)	2	19
Earnings from discontinued operations, net of tax	21	—	3	16	2
Loss on sale of discontinued operations, net of tax	(146)	—	(108)	—	(38)
Net (loss) earnings	$(116)	$(1)	$(116)	$18	$(17)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Quarter ended June 30, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net (loss) earnings	$(93)	$(26)	$(93)	$22	$4
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(18)	—	(4)	1	(15)
Unrecognized pension and other post-retirement benefit costs	138	—	136	—	2
Comprehensive income (loss)	$27	$(26)	$39	$23	$(9)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Six months ended June 30, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net (loss) earnings	$(116)	$(1)	$(116)	$18	$(17)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(41)	—	10	(1)	(50)
Unrecognized pension and other post-retirement benefit costs	137	—	137	—	—
Comprehensive (loss) income	$(20)	$(1)	$31	$17	$(67)

Condensed Consolidating Balance Sheet

As of December 31, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$1,525	$—	$571	$121	$833
Intercompany receivables	—	(7,671)	2,681	2,349	2,641
Investment in subsidiaries	—	(7,277)	1,530	1,135	4,612
Property, plant and equipment	717	—	121	215	381
Goodwill	179	—	93	3	83
Other assets	283	—	137	44	102
Total assets	$2,704	$(14,948)	$5,133	$3,867	$8,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$484	$—	$244	$39	$201
Intercompany payables	—	(7,671)	2,944	2,583	2,144
Long-term debt	781	—	764	—	17
Other long-term liabilities	440	—	182	54	204
Total liabilities	1,705	(7,671)	4,134	2,676	2,566
Stockholders’ equity	999	(7,277)	999	1,191	6,086
Total liabilities and stockholders’ equity	$2,704	$(14,948)	$5,133	$3,867	$8,652

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(116)	$(1)	$(116)	$18	$(17)
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operations:
Loss on sale of discontinued operations	146	—	108	—	38
Release of cumulative translation adjustment from liquidation of entities	(15)	—	—	—	(15)
Depreciation and amortization	64	—	14	27	23
Stock-based compensation expense	8	—	8	—	—
Equity income	1	—	—	—	1
Changes in assets and liabilities, net	(165)	1	(72)	(19)	(75)
Net cash (used in) provided by operations	(77)	—	(58)	26	(45)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from divestments, net	91	—	(4)	—	95
Payments for acquisitions, net of cash acquired	(3)	—	—	—	(3)
Capital expenditures	(87)	—	(8)	(24)	(55)
Net cash provided by (used in) investing activities	1	—	(12)	(24)	37
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Term Loan	(2)	—	(2)	—	—
Proceeds from other long-term borrowings	23	—	7	—	16
Payments on other long-term borrowings	(2)	—	—	—	(2)
Payments on other short-term borrowings, net	(1)	—	—	—	(1)
Proceeds from exercise of stock options	4	—	4	—	—
Net cash provided by financing activities	22	—	9	—	13
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(5)	—	—	—	(5)
Change in cash and cash equivalents	(59)	—	(61)	2	—
Cash and cash equivalents at beginning of period	365	—	193	—	172
Cash and cash equivalents at end of period	$306	$—	$132	$2	$172

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

The primary economic factors that influence the operations and sales of our Industrial Performance Products (“Industrial Performance”) and Industrial Engineered Products (“Industrial Engineered”) segments (collectively referred to as “Industrials”) are automotive, electronic component, industrial and polymer production, residential and commercial construction and miles driven, flown or sailed in transportation markets.  In addition, our Chemtura AgroSolutions segment is influenced by worldwide weather, disease and pest infestation conditions.

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

In April 2013, we sold our Antioxidant and UV Stabilizer business (the “Antioxidant Sale”), including dedicated manufacturing plants in the U.S., France, and Germany, to affiliates of SK Capital Partners.  Earnings and direct costs associated with the Antioxidant business have been presented as earnings from discontinued operations, net of tax for the comparative periods (for further discussion, see Note 2 — Acquisitions and Divestitures in our Notes to Consolidated Financial Statements).

In December 2013, we sold our investment in the dedicated legal entities that constituted our Consumer Products business (the “Consumer Products Sale”), including dedicated manufacturing plants in the U.S. and South Africa, to KIK Custom Products Inc. (“KIK”).  Earnings and direct costs associated with the Consumer Products business have been presented as earnings (loss) from discontinued operations, net of tax for the current and comparative periods (for further discussion, see Note 2 — Acquisitions and Divestitures in our Notes to Consolidated Financial Statements).

In April 2014, we entered into a Stock and Asset Purchase Agreement (“SAPA”) to sell our Chemtura AgroSolutions business to Platform Specialty Products Corporation (“Platform”) for approximately $1 billion, consisting of $950 million in cash and 2 million shares of Platform’s common stock.  The transaction is subject to customary purchase price adjustments, closing conditions and regulatory approvals and is anticipated to close in the fourth quarter of 2014.  As a result of this signing, in April 2014 we meet the criteria to present the assets and liabilities that form part of the transaction under the SAPA as assets held for sale.

Under the terms of the SAPA, we will retain most of the property, plant and equipment used to manufacture products for the Chemtura AgroSolutions business and will continue to manufacture products for Platform under several supply agreements with minimum terms of between two and four years.  Due to the significant gross cash flows associated with these supply agreements, the Chemtura AgroSolutions business does not meet the criteria to be presented as a discontinued operation.  As a result, we will continue to present the results of operations of the Chemtura AgroSolutions business as one of our segments and continue to reflect the operations of the business as part of our continuing operations until sold.  Following the sale, we will account for the supply agreements as part of our continuing operations.

We have evaluated the recoverability of the assets and liabilities of Chemtura AgroSolutions during the second quarter of 2014 and determined that no impairment existed.

SECOND QUARTER RESULTS

Overview

Consolidated net sales for the second quarter of 2014 were $609 million or $19 million higher than the second quarter of 2013 driven by higher sales volume of $21 million and favorable foreign currency translation of $1 million, offset by lower selling prices of $3 million.  Our Industrial Performance Products experienced improved volume in urethane products as a result of an increase in demand for industrial foam, general industrial and material production applications.  Our Industrial Engineered Products segment saw volume growth led by a significant increase in the sales of our Emerald Innovation TM 3000 product as customers continue to switch to this “greener” alternative from the traditional HBCD flame retardant used in styrene based insulation foam applications.  Chemtura AgroSolutions benefited in Latin America from a strong soybean market and growth in cultivated acreage as well as with favorable weather conditions in Europe.  Industrial Performance Products saw a modest improvement in selling prices as compared with the second quarter of 2013 for our petroleum additive products which was almost fully offset by declines in urethane selling prices.  Selling prices continue to remain weak in Industrial Engineered Products as a result of competitive pressures particularly in electronics applications and organometallic polymerization catalyst components.  Chemtura AgroSolutions selling prices increased compared to the same quarter in 2013, but much of that gain was lost to the impact of unfavorable foreign exchange translation.

Gross profit for the second quarter of 2014 was $158 million, an increase of $12 million compared with the second quarter of 2013.  Gross profit as a percentage of net sales increased to 26% for the second quarter of 2014 as compared with 25% for the second quarter of 2013.  The increase in gross profit was due to favorable manufacturing costs and variances of $11 million, favorable sales volume and product mix changes of $6 million and a decrease in other net costs of $4 million, partly offset by higher raw material costs of $4 million, lower selling prices of $3 million and higher distribution costs of $2 million.

Selling, general and administrative (“SG&A”) expenses of $67 million were $14 million higher than the second quarter of 2013, primarily the result of costs associated with the sale of our Chemtura AgroSolutions business of $7 million, $2 million related to our investment in business initiatives in 2014 compared with 2013, $4 million related to the net effect of the absence of pension credits recorded in 2013 and pension income in 2014, $2 million in additional employee incentive program accruals and $1 million in additional bad debt reserves, offset partly by reductions in stranded costs associated with the sale of our Antioxidants and Consumer Products businesses.

Depreciation and amortization expense of $25 million was $1 million lower than the second quarter of 2013.

Research and development expense (“R&D”) was $10 million in the second quarters of 2014 and 2013.

Facility closures, severance and related costs were $4 million in the second quarter of 2014 compared with $11 million in the second quarter of 2013.  During the first quarter of 2013, our Board of Directors (the “Board”) approved a restructuring plan providing for, among other things, actions to reduce stranded costs related to ongoing strategic initiatives.  During the second quarter of 2014, our Board approved the shutdown of our Adrian, MI facility, and management implemented further cost savings initiatives in line with the plan approved by the Board in 2013.  The expense in 2014 and 2013 primarily related to the cost of severance and professional fees associated with these initiatives.

Interest expense was $11 million during the second quarter of 2014 which was $4 million lower than 2013, primarily as a result of our debt refinancing activities during the second half of 2013 and the repayment of $110 million of our Term Loan in January 2014.

Other expense, net was $2 million in the second quarter of 2014 compared with other income, net of $12 million in the second quarter of 2013.  During the second quarter of 2013, we recognized a gain of $15 million related to the release of cumulative translation adjustments associated with the rationalization of certain European subsidiaries that are no longer required.

The tax benefit reported for the second quarter of 2014 was $5 million compared with expense of $14 million in the second quarter of 2013.  The tax benefit reported for the second quarter of 2014 included a decrease in foreign income taxes of approximately $15 million related to an unrecognized tax benefit that had been recorded for an international jurisdiction in prior years.  The tax benefit was recorded after reaching an agreement with the international jurisdiction that effectively settles the prior year liability. The tax expense reported in the second quarter of 2013 related to taxable income of certain of our international subsidiaries. In the second quarter of 2014, we continued to establish a valuation allowance against the tax benefits associated with our year-to-date U.S. losses.  In the second quarter of 2013, we have offset our current quarter U.S. income with net operating loss carryforwards and reduced the associated valuation allowance.  We will continue to adjust our tax provision through the establishment or reduction of non-cash valuation allowances until we determine that it is more-likely than not that the net deferred tax assets associated with our U.S. operations will be utilized.

Net earnings from continuing operations for the second quarter of 2014 were $43 million, or $0.46 per diluted share, as compared with $27 million, or $0.27 per diluted share, for the second quarter of 2013.

Earnings from discontinued operations, net of tax for the second quarter of 2013, was $26 million, or $0.26 per diluted share, which represents the Antioxidant and Consumer Products businesses.

Loss on sale of discontinued operations, net of tax for the second quarter of 2014, was $4 million, or $0.04 per diluted share, which primarily represented finalization of working capital adjustments, transaction costs and fees associated with the Consumer Products Sale.  The loss on sale of discontinued operations, net of tax for the second quarter of 2013, was $146 million, or $1.46 per diluted share, related to the sale of the Antioxidant business.  The loss in 2013 included $119 million of non-cash charges related to the release of accumulated other comprehensive loss (“AOCL”) associated with the pension obligations that were transferred, the release of cumulative translation adjustments and the release of our non-controlling interest in a joint venture.

The following is a discussion of the results of our segments for the second quarter ended June 30, 2014.

Industrial Performance Products

Our Industrial Performance Products segment reported an increase in net sales for the second quarter of 2014 compared with the same quarter of 2013.  Sales volume increased primarily due to increased customer demand for our urethane products, particularly industrial foam, general industrial and material production applications and higher selling prices for our petroleum additive products which was partly offset by decreases in average selling prices for our urethane products.  Increases in volume and pricing were offset by higher raw material costs, unfavorable manufacturing absorption variances at our plants in Europe and Asia and higher SG&A and R&D (collectively, “SGA&R”) costs primarily associated with our investment in business excellence initiatives.

Net sales were $259 million in the second quarter of 2014, an increase of $5 million compared with the same period last year.  The increase reflected $4 million in higher sales volume and $1 million from higher selling prices.

Operating income of $26 million in the second quarter of 2014 decreased $5 million compared with last year.  Operating income reflected higher raw material costs of $7 million, unfavorable manufacturing costs and variances of $3 million, higher SGA&R costs of $3 million and accelerated depreciation of property, plant and equipment of $1 million, partly offset by the benefit of sales volume increases and product mix changes of $5 million, favorable foreign currency translation of $3 million and higher selling prices of $1 million.

Industrial Engineered Products

Our Industrial Engineered Products segment reported an increase in net sales and operating income for the second quarter of 2014.  The increase in net sales is primarily the result of a significant increase in sales of our Emerald Innovation TM 3000 flame retardant as customers continue to switch to this “greener” alternative to the HBCD flame retardant traditionally used in styrene based insulation foams, some improvement in brominated products and a slight improvement in our tin-based specialty products offset by lower year-on-year selling prices as a result of competitive pressures, particularly in electronics applications and organometallic polymerization catalyst components.  Operating income further benefited from favorable manufacturing costs and variances which was partly offset by an increase in raw material pricing and other costs.

Net sales increased by $9 million to $210 million for the second quarter of 2014 reflecting a $14 million increase in sales volume and $2 million from favorable foreign currency translation, partly offset by $7 million in lower selling prices.

Operating income of $16 million in the second quarter of 2014 increased $3 million compared with the same period last year.  The increase reflected favorable manufacturing costs and variances of $11 million, partly offset by lower selling prices of $7 million and a net increase in other costs of $1 million.

Chemtura AgroSolutions

Our Chemtura AgroSolutions segment generated higher net sales and operating income for the second quarter of 2014 compared with the same quarter in 2013.  Latin America reported strong demand for pest control products for the soybean market while Europe experienced overall favorable weather conditions compared to the prior year’s wet growing season. We continue to see growth in cultivated acreage in Latin America which has increased the available market for our products.

Operating income reflected the benefit of this favorable volume coupled with favorable raw material and manufacturing costs which were partly offset by increased SGA&R as a result of the increase in demand and the impact of unfavorable foreign exchange translation.

Net sales increased by $5 million to $140 million for the second quarter of 2014 from $135 million in the same quarter of 2013.  The increase reflected $3 million in higher sales volume and $3 million in higher selling prices, partly offset by $1 million of unfavorable foreign currency translation.

Operating income increased $4 million to $36 million in the second quarter of 2014 compared with $32 million in the second quarter of 2013, reflecting higher selling prices of $3 million, lower manufacturing costs of $3 million and favorable sales volume and product mix changes of $2 million, partly offset by higher SGA&R of $2 million and unfavorable foreign currency translation of $2 million.

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

Corporate expense was $22 million in the second quarter of 2014, which included amortization expense related to intangible assets and depreciation expense of $4 million.  In comparison, corporate expense was $20 million in the second quarter of 2013, which included amortization expense related to intangible assets and depreciation expense of $5 million.  The increase is primarily due to $7 million of costs associated with the sale of the Chemtura AgroSolutions business and increases in employee benefit and incentive program accruals offset by a reduction in stranded costs related to the sale of the Antioxidant and Consumer Products businesses and one-time charges for environmental costs in 2013.

Certain functional and other expenses that are managed company-wide are allocated to our segments.  The portion of such costs allocated to the Antioxidant and Consumer Products businesses did not transfer directly under the respective sale agreements.  As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under earnings (loss) from discontinued operations, net of tax.  Costs related to the Antioxidant business were eliminated during the first half of 2013 such that there was no expense in the second quarter of 2014 and were $2 million for the second quarter of 2013.  Costs related to the Consumer Products business were less than $1 million and $2 million for the second quarters of 2014 and 2013, respectively.  Additionally, our Corporate segment had included $2 million for the second quarter 2013 of amortization expense related directly to our Consumer Products business which has now been presented in earnings (loss) on discontinued operations, net of tax in our Consolidated Statement of Operations for that period.

YEAR TO DATE RESULTS

Overview

Consolidated net sales for the six months ended June 30, 2014 were $1,165 million or $47 million higher than the six months ended June 30, 2013 driven by higher sales volume of $52 million, offset by lower selling prices of $4 million and unfavorable foreign currency translation of $1 million.  All of our segments continued to experience volume growth over the past six months of 2014 compared with the same period in 2013.  Industrial Engineered Products segment saw volume growth led by a significant increase in the sales of our Emerald Innovation TM 3000 product as customers switch to this “greener” alternative flame retardant from the traditional HBCD flame retardant used in styrene based insulation foam applications.  Chemtura AgroSolutions benefited in Latin America from a strong soybean market and the expansion of cultivated acreage.  In North America in the early part of the year we saw increased demand for acaricides and then saw favorable weather conditions in Europe toward the end of the first half of 2014.  Industrial Performance Products reported the majority of the volume increase in urethane products driven by increased demand in industrial foam, mining and material production applications.  We lost some of the benefit of the increased volume in lower average selling prices in our Industrial Engineered Products segment, particularly in our electronics applications and organometallic polymerization catalyst components.  Increases in average selling prices in our Chemtura AgroSolutions segment were almost completely offset by the impact of unfavorable foreign currency translation.

Gross profit for the six months ended June 30, 2014 was $278 million, an increase of $22 million compared with the six months ended June 30, 2013.  Gross profit as a percentage of net sales increased to 24% for the six months ended June 30, 2014 as compared with 23% for the six months ended June 30, 2013.  The increase in gross profit was due to the absence of a $21 million environmental reserve adjustment recorded in 2013 for a legacy non-operating site in France and favorable sales volume and product mix changes of $22 million, partly offset by unfavorable manufacturing costs and variances of $10 million, higher distribution costs of $5 million, lower selling prices of $4 million and an increase in other net costs of $2 million.

SG&A expenses of $127 million were $16 million higher than the six months ended June 30, 2013, primarily the result of costs associated with the sale of our Chemtura AgroSolutions business of $11 million, an additional $3 million related to our investment in business initiatives in 2014 compared with 2013, $2 million related to the net effect of the absence of pension credits recorded in 2013 and pension income in 2014 and $2 million in additional bad debt reserves, offset partly by reductions in stranded costs associated with the sale of our Antioxidants and Consumer Products businesses.

Depreciation and amortization expense of $53 million was $1 million higher than the six months ended June 30, 2013, primarily due to accelerated depreciation of property, plant and equipment in 2014.

R&D was $18 million in the six months ended June 30, 2014 and 2013.

Facility closures, severance and related costs were $6 million in the six months ended June 30, 2014 compared with $25 million in the six months ended June 30, 2013.  During the first quarter of 2013, our Board approved a restructuring plan providing for, among other things, actions to reduce stranded costs related to ongoing strategic initiatives.  During the second quarter of 2014, our Board approved the shutdown of our Adrian, MI facility, and management implemented further cost savings initiatives in line with the plan approved by the Board in 2013.  The expense in 2014 and 2013 primarily related to the cost of severance and professional fees associated with these initiatives.

Interest expense was $23 million during the six months ended June 30, 2014 which was $8 million lower than 2013, primarily as a result of our debt refinancing activities during the second half of 2013 and the repayment of $110 million of our Term Loan in January 2014.

Other income, net was $1 million in the six months ended June 30, 2014 compared with $15 million in the six months ended June 30, 2013.  During 2013, we recognized a gain of $15 million related to the release of cumulative translation adjustments associated with the rationalization of certain European subsidiaries that are no longer required.

The income tax benefit in the six months ended June 30, 2014 was $2 million compared with expense of $21 million in the six months ended June 30, 2013.  The tax benefit reported for 2014 included a decrease in foreign income taxes of approximately $15 million related to an unrecognized tax benefit that had been recorded for an international jurisdiction in prior years.  The tax benefit was recorded after reaching an agreement with the international jurisdiction that effectively settles the prior year liability.  The tax expense reported in 2013 related to taxable income of certain of our international subsidiaries.  In the six months ended June 30, 2014, we established a valuation allowance against the tax benefits associated with our year-to-date U.S. losses.  In the six months ended June 30, 2013, we have offset our current year-to-date U.S. income with net operating loss carryforwards and reduced the associated valuation allowance.  We will continue to adjust our tax provision through the establishment or reduction of non-cash valuation allowances until we determine that it is more-likely than not that the net deferred tax assets associated with our U.S. operations will be utilized.

Net earnings from continuing operations for the six months ended June 30, 2014 were $53 million, or $0.55 per diluted share, as compared with $9 million, or $0.09 per diluted share, for the six months ended June 30, 2013.

Earnings from discontinued operations, net of tax for the six months ended June 30, 2014, was $1 million, or $0.01 per diluted share, as compared with $21 million, or $0.21 per diluted share, for the six months ended June 30, 2013.  Discontinued operations comprise the Antioxidant and Consumer Products businesses.

Loss on sale of discontinued operations, net of tax for the six months ended June 30, 2014, was $9 million, or $0.09 per diluted share, which represented the finalization of the working capital adjustment related to the sale of the Antioxidant business coupled with the finalization of working capital adjustments, transaction costs and fees associated with the Consumer Products Sale.  The loss on sale of discontinued operations, net of tax for six months ended June 30, 2013, was $146 million, or $1.47 per diluted share, related to the sale of the Antioxidant business.  The loss in 2013 included $119 million of non-cash charges related to the release of AOCL associated with the pension obligations that were transferred, the release of cumulative translation adjustments and the release of our non-controlling interest in a joint venture.

The following is a discussion of the results of our segments for the six months ended June 30, 2014.

Industrial Performance Products

Our Industrial Performance Products segment reported an increase in net sales for the six months ended June 30, 2014 compared with the same period in 2013.  While our urethane products saw an increase in demand, particularly in industrial foam, mining and material production applications, we experienced some decrease in average selling prices related to product mix.  Products in our petroleum additives line benefited from higher selling prices with relatively stable volume compared with the same six months of 2013.  The benefit of the increase in net sales was not sufficient to offset higher raw material, manufacturing, distribution, accelerated depreciation and SGA&R costs.  Higher SGA&R costs are primarily associated with investment in our business excellence initiatives.

Net sales were $506 million in the six months ended June 30, 2014, an increase of $11 million compared with the same period last year.  The increase reflected $9 million in higher sales volume and $2 million from favorable foreign currency translation.

Operating income of $53 million in the six months ended June 30, 2014 decreased $7 million compared with last year.  Operating income reflected unfavorable manufacturing costs and variances of $7 million, higher raw material costs of $6 million, accelerated depreciation of property, plant and equipment of $4 million and higher SGA&R costs of $5 million, partly offset by the benefit of sales volume increases and product mix changes of $11 million and favorable foreign currency translation of $4 million.

Industrial Engineered Products

Our Industrial Engineered Products segment reported an increase in net sales for the six months ended June 30, 2014, primarily due to a significant increase in demand for our Emerald Innovation TM 3000 product as customers switch to this “greener” alternative to the traditional HBCD flame retardant styrene based insulation foam applications and an increase in tin-based specialty products which was partly offset by overall lower average selling prices.  Lower overall average selling prices are primarily the result of competitive market pressures particularly in our electronics applications and organometallic polymerization catalyst components.  While the segment showed an overall improvement in net sales, unfavorable product mix, higher raw material costs and increased inventory reserves eroded those gains.  The additional excess and lower of cost and market inventory reserves recorded in the first quarter of 2014 primarily related to the reduced demand and lower prices for the HBCD brominated flame retardant used in insulation foam applications.

Net sales increased by $18 million to $418 million for the six months ended June 30, 2014 reflecting a $27 million increase in sales volume and $2 million from favorable foreign currency translation, partly offset by $11 million in lower selling prices.

Operating income of $12 million in the six months ended June 30, 2014 decreased $21 million from $33 million in the six months ended June 30, 2013.  The decrease reflected lower selling prices of $11 million, unfavorable manufacturing costs and variances of $6 million and a net increase in other costs of $4 million.

Chemtura AgroSolutions

Our Chemtura AgroSolutions segment generated higher net sales and operating income for the six months ended June 30, 2014 compared with the same period in 2013.  Chemtura AgroSolutions experienced strong demand in Latin America due both to a high level of demand for pest control in the soybean market and the growth in cultivated acreage In North America in the early part of the year, we benefited from an increased demand for acaricides and then saw favorable weather conditions in Europe toward the end of the first half of 2014.  Operating income reflected the benefit of favorable volume and product mix changes and lower raw material and manufacturing costs offset by higher SGA&R and the impact of unfavorable foreign currency translation.

Net sales increased by $18 million to $241 million for the six months ended June 30, 2014 from $223 million in the same period of 2013.  The increase reflected $16 million in higher sales volume and $7 million in higher selling prices, partly offset by $5 million of unfavorable foreign currency translation.

Operating income increased $13 million to $58 million in the six months ended June 30, 2014 compared with $45 million in the six months ended June 30, 2013, reflecting favorable sales volume and product mix changes of $13 million, higher selling prices of $7 million and lower manufacturing costs of $3 million, partly offset by higher SGA&R of $4 million, unfavorable foreign currency translation of $4 million and an increase in other costs of $2 million.

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

Corporate expense was $43 million in the six months ended June 30, 2014, which included amortization expense related to intangible assets and depreciation expense of $8 million.  In comparison, corporate expense was $66 million in the six months ended June 30, 2013, which included amortization expense related to intangible assets and depreciation expense of $10 million.  The decrease is primarily due to a $21 million environmental reserve adjustment recorded in 2013 for a legacy non-operating site in France and a reduction in stranded costs related to the sale of the Antioxidant and Consumer Products businesses, offset by $11 million of costs associated with the sale of the Chemtura AgroSolutions business.

Certain functional and other expenses that are managed company-wide are allocated to our segments.  The portion of such costs allocated to the Antioxidant and Consumer Products businesses did not transfer directly under the respective sale agreements.  As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under earnings (loss) from discontinued operations, net of tax.  Costs related to the Antioxidant business were eliminated during the first half of 2013 such that there was no expense in the six months ended June 30, 2014 and were $6 million for the six months ended June 30, 2013.  Costs related to the Consumer Products business were less than $1 million and $5 million for the six months ended June 30, 2014 and 2013, respectively.  Additionally, our Corporate segment had included $5 million for the six months ended June 30, 2013 of amortization expense related directly to our Consumer Products business which is presented in earnings (loss) on discontinued operations, net of tax in our Consolidated Statement of Operations for each period.

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

During 2013, we took steps to increase our liquidity and provide additional operating flexibility under our debt covenants through our refinancing actions.  The sale of our Antioxidants and Consumer Products businesses provided additional liquidity and allowed us to further reduce our Term Loan by $110 million in January 2014 and repurchase 6.5 million shares of our common stock at a cost of $157 million under our share repurchase program.  We anticipate using the remaining proceeds to sustain our investments in enabling the continued growth of our remaining businesses and continuing to make purchases under our share repurchase program.  We implemented restructuring programs to eliminate stranded costs associated with the sale of our Antioxidants and Consumer Products businesses as well as reduce costs in our remaining businesses.  The following is a discussion of significant factors affecting our liquidity and use of capital resources.

Financing Facilities

Our financing facilities are comprised of public debt, several loans and a revolving line of credit.

In July 2013, we issued in a registered public offering $450 million of 5.75% Senior Notes due 2021 (the “2021 Senior Notes”).

In 2011, we registered $455 million aggregate principal amount of 7.875% Senior Notes due 2018 (the “2018 Senior Notes”) which we used to exchange identical notes issued in a private placement offering under Securities and Exchange Commission (“SEC”) Rule 144A in 2010.  In July 2013, we repurchased $354 million of the $455 million 2018 Senior Notes with proceeds from the 2021 Senior Notes offering.  The repurchase was undertaken through a tender offer which also eliminated substantially all of the restrictive covenants as well as certain events of default and related provisions contained in the 2018 Senior Notes indenture.

In August 2010, we also entered into the Term Loan due 2016 with Bank of America, N.A., as administrative agent, and other lenders party thereto, for an aggregate principal amount of $295 million.  On October 31, 2012, we exercised the accordion feature of our Term Loan and borrowed an additional $125 million.  In October 2013, we entered into an amendment of our Term Loan (the “Amendment”) which provided, among other things; (i) reduced the interest rate and LIBOR floor on the term loans outstanding under the Term Loan agreement (the “term loans”), (ii) provided for a 1% prepayment premium if the term loans are refinanced with certain specified refinancing debt within 6 months, (iii) introduced scheduled quarterly amortization of the term loans in the amount of 1% annually, and (iv) permitted additional flexibility under certain of our operating covenants (including but not limited to additional flexibility for debt, investments, restricted payments and dispositions) in the Term Loan agreement.  During 2013, we repaid $102 million of the Term Loan with proceeds from the 2021 Senior Notes offering and cash on hand.  In January 2014, we repaid an additional $110 million of the Term Loan with proceeds from the Consumer Products Sale.

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

At June 30, 2014, we had no borrowings under the 2018 ABL Facility.  However, we had $15 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility.  At June 30, 2014, we had approximately $238 million of undrawn availability under the 2018 ABL Facility.

These financing facilities contain covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures.  As of June 30, 2014, we were in compliance with the covenant requirements of these financing facilities.

We have a 5 year secured credit facility of CNY 250 million (approximately $40 million) available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch (“ABC Bank”).  The China Bank Facility is being used for funding construction of our manufacturing facility in Nantong, China.  The China Bank Facility is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd.  At June 30, 2014, we had borrowings of $28 million under the China Bank Facility.  Repayments of principal will be made in semi-annual installments from December 2014 through December 2017.

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

Share Repurchase Program

In November 2013, our Board of Directors (the “Board”) authorized an increase in our share repurchase program to $291 million and extended the program through November 9, 2014.  In May 2014, the Board authorized a further increase in the share repurchase program by $100 million, up to $391 million in the aggregate when combined with the November 2013 authorization, of which $139 million remained as of June 30, 2014.  The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the SEC.  We repurchased 6.5 million shares of our common stock under our share repurchase program at a cost of $157 million during the six months ended June 30, 2014.  From the inception of the share repurchase program in October 2011 through June 30, 2014, we have repurchased 12.4 million shares of our common stock at a cost of $252 million.

Consumer Products Divestiture

In December 2013, we sold our investment in the dedicated legal entities that constituted our Consumer Products business, including dedicated manufacturing plants in the U.S. and South Africa, to KIK Custom Products Inc. (“KIK”) for $300 million and the assumption by KIK of pension and other liabilities totaling approximately $8 million.  The purchase price was subject to customary post-closing adjustments, primarily for working capital and assumed pension liabilities.  The agreement specified a value of working capital based upon a twelve-month average against which working capital would be measured.  To the extent working capital at closing was lower than this value, KIK would be compensated for the difference.  If working capital was higher, we would be compensated.  The impact of some of these adjustments was estimated in the cash paid at closing.  In March 2014, KIK made an advance payment of $9 million ahead of the final adjustments.  In July 2014, the parties reached agreement on the post-closing working capital and indebtedness adjustments that resulted in a charge of $3 million pre-tax ($3 million after tax) recognized in loss on sale of discontinued operations, net of tax in our Consolidated Statement of Operations.  The remaining payment of $5 million due from KIK was received in July 2014.

In connection with the sale, we entered into a supply contract with KIK to supply products from our Adrian, MI facility.  Under the terms of the supply contract, KIK had the option, exercisable for a period of six-months following the closing date, to purchase the net assets of the Adrian facility at a price that is below the carrying value of the net assets.  Accordingly, we concluded the net assets of the Adrian facility met the criteria to be classified as assets held for sale and we recorded an impairment charge in December 2013 of $7 million to write-down the property, plant and equipment to its fair value less costs to sell.  The option expired un-exercised as of June 30, 2014 and the assets are now classified as “held and used” in both the current and prior periods.  In June 2014, as a result of KIK not exercising its option to purchase the net assets of the Adrian, MI facility, the Board approved the closure of this facility, which is expected to occur in mid-2015.  See Note 3 - Restructuring and Asset Impairment in our Notes to Consolidated Financial Statements.

During the six months ended June 30, 2014, we recognized a pre-tax loss of $7 million ($7 million after-tax) primarily for transaction costs and post-closing adjustments and obligations which is included in loss from sale of discontinued operations, net of tax in our Consolidated Statement of Operations.

Earnings and direct costs associated with the Consumer Products business for the periods prior to the date of sale have been presented as earnings (loss) from discontinued operations, net of tax for the comparative periods.

For further discussion of the Consumer Products sale, see Note 2 - Acquisitions and Divestitures in our Notes to Consolidated Financial Statements.

Antioxidant Divestiture

In April 2013, we completed the sale of our Antioxidant business to SK Blue Holdings, Ltd. (“SK”) and Addivant USA Holdings Corp. (“Addivant”) for $97 million in cash, $9 million in preferred stock issued by Addivant, and the assumption by SK and Addivant of pension, environmental and other liabilities totaling approximately $91 million.  Additionally, we paid $2 million in cash considerations as part of a pre-closing adjustment.  The agreement provided for a working capital adjustments to be determined after the initial sale.  In the six months ended June 30, 2014, we recognized a pre-tax loss of $2 million ($2 million after-tax) primarily related to the final settlement of the working capital adjustment.  We received the final payment for the remaining working capital adjustment of $4 million in March 2014.

Included as part of the consideration, we received 9.2 million shares of Series A Preferred Stock of Addivant with a face value of $9 million.  These shares accrue dividends at escalating rates beginning at 7% in the first year and up to 11% in the third year and beyond which are payable upon declaration and which become preferential payments in liquidation if not declared and paid by Addivant.  Addivant did not declare any dividends through June 30, 2014.

In connection with the sale, we entered into several ancillary agreements, including supply agreements, a distribution agreement and a transition services agreement.

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

Chemtura AgroSolutions

In April 2014, we entered into a Stock and Asset Purchase Agreement to sell our Chemtura AgroSolutions business to Platform Specialty Products Corporation (“Platform”) for approximately $1 billion, comprising $950 million in cash and 2 million shares of Platform’s common stock.  The transaction is subject to customary purchase price adjustments, closing conditions and regulatory approvals and is anticipated to close in the fourth quarter of 2014.

Restructuring Initiatives

In June 2014, as a result of KIK not exercising its option to purchase the net assets of the Adrian, MI facility, the Board approved the closure of this facility, which is expected to occur around mid-2015.  Additionally, during the second quarter of 2014, our management approved further actions to consolidate our business’ organizational structure, which are in line with the restructuring actions approved by the Board in 2013.  We expect the total cost of these initiatives to be approximately $7 million to $9 million, of which we recorded a pre-tax charge of $4 million in the second quarter of 2014, which included $3 million for severance and related costs and $1 million for accelerated asset retirement obligations related to the Adrian facility. We expect to incur the remaining costs primarily for decommissioning and accelerated depreciation over the next year.

In February 2013, our Board approved a restructuring plan providing for, among other things, actions to reduce stranded costs related to divestitures.  This plan is expected to preserve pre-divestiture operating margins following our portfolio changes.  On October 9, 2013, the Board approved additional restructuring actions to consolidate our business’ organizational structure in an effort to streamline the organization and gain efficiencies and additional cost savings.  In December 2013, we substantially completed employee communications and the consultation process regarding the closure of our Droitwich, UK facility and consolidation of those operations into our Perth Amboy, NJ facility, in order to improve our competitiveness in the current economic environment.  We recorded a pre-tax charge of $44 million in the year ended December 31, 2013, which included $27 million for severance and related costs, $15 million for professional fees, $1 million for accelerated depreciation of property, plant and equipment, and $1 million for accelerated asset retirement obligations.  We recorded a pre-tax charge of $5 million in the first quarter of 2014 which included $1 million for severance and related costs, $1 million related to professional fees, and $3 million for accelerated depreciation of property, plant and equipment.  We recorded a pre-tax charge of $2 million in the second quarter of 2014 which included $1 million for severance and professional fees and $1 million for accelerated depreciation of property, plant and equipment.  We expect to incur approximately $2 million to $3 million for the remainder of 2014 primarily for accelerated depreciation and decommissioning costs.

In April 2012, our Board approved a restructuring plan providing for, among other things, the closure of our Antioxidant business manufacturing facility in Pedrengo, Italy.  The Board also approved actions to improve the operating effectiveness of certain global corporate functions.  In 2013, we recorded an additional pre-tax charge of $1 million, primarily for accelerated depreciation and relocation costs related to the Pedrengo closure.  All charges related to the Pedrengo closure have been included in loss from discontinued operations, net of tax, as this plant formed part of our Antioxidants business.  The Pedrengo plant ceased operations on March 31, 2013 and asset retirement work has been substantially completed.  We have retained this property under the terms of the sale of the Antioxidants business and anticipate selling it after all decommissioning and remediation work is completed.

Cash Flows from Operating Activities

Net cash used in operating activities was $32 million for the six months ended June 30, 2014 compared to net cash used in operating activities of $77 million in the same period last year.  Changes in key working capital accounts are summarized below:

Favorable (unfavorable)	Six months ended
(In millions)	June 30, 2014	June 30, 2013
Accounts receivable	$(105)	$(147)
Inventories	(6)	(60)
Accounts payable	17	74
Pension and post-retirement health care liabilities	(25)	(28)

During the six months ended June 30, 2014, accounts receivable increased in all segments by $105 million over December 31, 2013.  Chemtura AgroSolutions’ increase in accounts receivable was the result of typical seasonal increase in demand for pest control during the current growing seasons, particularly in North America and Europe.  Additionally, our Industrial Engineered

segment accounts receivable increase was due primarily as a result of the increase in net sales during the second quarter of 2014.  The Industrial Performance segment showed some increase in accounts receivable driven primarily by the favorable volume growth in this segment mainly in the North American and European regions.  Inventory increased by $6 million over December 31, 2013 primarily driven by our Chemtura AgroSolutions segment which continues to build inventory for the current growing season based upon the increase in demand particularly in Latin America.  In addition, our Industrial Performance segment reported an increase in inventory from December 31, 2013 as a result of plant shutdowns at the end of the year which reduced inventory levels.  Further increases in inventory of our Industrial Performance Products segment from December 2013 are due to higher raw material pricing and some build of inventory to support increased demand.  These increases were offset by a reduction in inventory in our Industrial Engineered segment primarily for brominated flame retardants products coupled with the release of capitalized unfavorable variances during the first six months of 2014.  Accounts payable increased by $17 million in the six months ended June 30, 2014 primarily relating to our Chemtura AgroSolutions segment coupled with increases in our Industrial Engineered Products segment.  Increases in the Chemtura AgroSolutions segment are the result of the building of inventory to meet customer demand while the increase in Industrial Engineered Products segment is the result of the increase in net sales.  Pension and post-retirement health care liabilities decreased $25 million primarily due to the funding of benefit obligations.  Pension and post-retirement contributions amounted to $25 million for the six months ended June 30, 2014 which included $7 million for domestic plans and $18 million for international plans.

Cash flows from operating activities in the current year benefited from not having the seasonal draw on working capital related to the Consumer Products business which was sold in 2013.

Cash flows from operating activities for the six months ended June 30, 2014 were adjusted by the impact of certain non-cash and other charges.  Non-cash charges included depreciation and amortization expense of $53 million, loss on sale of discontinued operations of $9 million and stock-based compensation expense of $7 million.

During the six months ended June 30, 2013, accounts receivable increased by $147 million over December 31, 2012 primarily driven by our Consumer Products and Chemtura AgroSolutions segments as a result of typical seasonal increase in demand as suppliers initially begin stocking for the upcoming pool and growing seasons in the North America and Europe.  Additionally, our Industrial Performance segment showed some increase in accounts receivable driven entirely by the favorable volume growth this segment experienced in the past several months.  Inventory increased by $60 million over December 31, 2012 primarily as a result of seasonal inventory build in our Consumer Products segment.  Industrial Performance Products reported some increase in inventory to support increased demand while our Industrial Engineered segment built inventory due to the reduction in demand and product mix we saw over the first half of the year.  Accounts payable increased by $74 million in the six months ended June 30, 2013 primarily relating to our Consumer Products, Chemtura AgroSolutions and Industrial Performance Product segments as a result of the seasonal demand required inventory build.  Pension and post-retirement health care liabilities decreased $28 million primarily due to the funding of benefit obligations.  Pension and post-retirement contributions amounted to $22 million for the six months ended June 30, 2013 which included $7 million for domestic plans and $15 million for international plans.

Cash flows from operating activities for the six months ended June 30, 2013 were adjusted by the impact of certain non-cash and other charges.  Non-cash charges included the loss on the sale of the Antioxidant business, release of cumulative currency translation adjustments related to the liquidation of certain wholly owned entities, depreciation and amortization expense and stock-based compensation expense.

Cash Flows from Investing and Financing Activities

Investing Activities

Net cash used in investing activities was $32 million for the six months ended June 30, 2014.  Investing included capital expenditures of $48 million for U.S. and international facilities and environmental and other compliance requirements. Also included in investing activities was $9 million from the collection of the final installment on a receivable from the sale of our 50% interest in Tetrabrom Technologies Ltd in 2011 and adjusted proceeds from the Consumer Products Sale, net of transaction costs, of $3 million and $4 million in proceeds related to the post-closing working capital adjustment under the Antioxidant Sale.

Net cash provided by investing activities was $1 million for the six months ended June 30, 2013.  Investing activities included proceeds from our Antioxidant Sale net of transaction costs and cash transferred of $81 million and $10 million from the collection on a receivable from the sale of our 50% interest in Tetrabrom Technologies Ltd in 2011.  Investing activities also included capital expenditures of $87 million for U.S. and international facilities, primarily related to capital projects at our

Nantong, China and Ankerweg, The Netherlands facilities which were substantially completed throughout 2013, and environmental and other compliance requirements along with $3 million for the acquisition of the remaining interest in our DayStar joint venture.

Financing Activities

Net cash used in financing activities was $250 million for the six months ended June 30, 2014.  Financing activities primarily included the repayment of $110 million in principal of the Term Loan as well as the repurchase of 6.5 million shares of our common stock under our share repurchase program at a cost of $157 million.  Other financing sources in the period were borrowings for capital improvements related to our new facility in Nantong, China of $13 million and proceeds from the exercise of stock options of $6 million.

Net cash provided by financing activities was $22 million for the six months ended June 30, 2013, which included $13 million in borrowings for capital improvements related to our new facility in Nantong, China and $7 million related to a promissory note for information technology software licenses.

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

For further discussion of the Chapter 11 cases, see Note 16 - Emergence from Chapter 11 in our Notes to Consolidated Financial Statements.

Contractual Obligations and Other Cash Requirements

During the six months ended June 30, 2014, we made aggregate contributions of $19 million to our U.S. and international pension plans and $6 million to our post-retirement benefit plans.  Based on the minimum amounts required by law or contractual obligation, we will make approximately $10 million of contributions to these plans during the remainder of 2014.  We may elect to make additional discretionary cash contributions to our U.S. qualified plans as deemed appropriate.

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

We had net liabilities related to unrecognized tax benefits of $39 million at June 30, 2014.  We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $3 million within the next 12 months.

Guarantees

In addition to $15 million in outstanding letters of credit at June 30, 2014, we have guarantees that have been provided to various financial institutions.  At June 30, 2014, we had $15 million of outstanding guarantees primarily related to vendor deposits.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

Other Sources and Uses of Cash

In 2014, we expect to finance our continuing operations and capital spending requirements with cash flows provided by operating activities, available cash and cash equivalents, the 2018 ABL Facility and the China Bank Facility.  We anticipate that a substantial portion of the proceeds from the Consumer Products Sale and potential sale of the Chemtura AgroSolutions business would be used to return capital to shareholders and continue to sustain investment to strengthen and enable the continuing growth of our remaining businesses, as well as pay down debt to maintain pro-forma leverage.  Our long-term stated total leverage target remains approximately 2X Adjusted EBITDA.  For the definition of Adjusted EBITDA, see our 2013 Annual Report on Form 10-K, Item7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Cash and cash equivalents as of June 30, 2014 were $235 million.

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

We are conducting an ongoing review of our manufacturing and facility footprint to determine if we should consolidate or close facilities to optimize customer supply and reduce our unit product costs.  In December 2013, we announced, after a consultation process, our intent to close our Droitwich, UK facility and transfer its production to our Perth Amboy, NJ facility.  In June 2014, as a result of KIK not exercising its option to purchase the net assets of the Adrian, MI facility, the Board approved the closure of this facility, which is expected to occur around mid-2015.  It is anticipated that additional plant closures may be announced in the future as part of this footprint review process.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect the amounts and disclosures reported in our Consolidated Financial Statements and accompanying notes.  Our estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in our 2013 Annual Report on Form 10-K describe the critical accounting estimates and accounting policies used in the preparation of our Consolidated Financial Statements.  Actual results could differ from management’s estimates and assumptions.  There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2014.

OUTLOOK

We remain committed to grow revenues, expand profitability margins and improve cash flows through our focus on growth from innovation and faster growing regions as well as continuous improvement actions to reduce operating costs.  We have eliminated the stranded costs associated with the Antioxidant and Consumer Products businesses which we sold in 2013.  In January 2014, we repaid an additional $110 million of our Term Loan and we have repurchased 6.5 million shares of our common stock at a cost of $157 million during the six months ended June 30, 2014.  These actions are designed to deliver value to our shareholders and contribute to improving our return on invested capital.

In the second quarter, we gained momentum and delivered year-on-year improvement in net sales and profitability, led by our Industrial Engineered Products segment.  However, the rate of performance improvement of this segment year-to-date has been constrained by the manufacturing variance headwinds it faced at the start of the year and is now constrained by weak pricing conditions in electronics applications and excess industry capacity in certain organometallics.  We are actively exploring how we may improve performance in organometallics.  Nevertheless this segment will still deliver year-on-year improvement in the second half of 2014, benefiting from customers continuing to switch to our Emerald Innovation TM 3000 product from the traditional HBCD flame retardant used in styrene based insulation foams.  Our Industrial Performance Products expects to improve its performance as the second half of 2014 progresses and deliver year-on-year improvement for the 2014 calendar year, positioning the segment for further improvement in 2015.  Our Chemtura AgroSolutions segment continues to perform strongly, but it will be much harder for them to exceed the strong performance levels of the second half of 2013.  Corporate expense will continue to track lower than in 2013 primarily due to the benefit of having eliminated the stranded costs of the Antioxidants and Consumer Products businesses.  Taking these factors into consideration we still expect to deliver year-over year improvement in net sales and profitability for the calendar year of 2014.

The announced sale of our Chemtura AgroSolutions business will accelerate our ability to deliver significant value to shareholders and will complete our transformation into a focused, pure-play industrial specialty chemical company.  The transaction is now anticipated to close in the fourth quarter of 2014.  As previously disclosed, we will use the net cash proceeds from this divestiture to pay down debt by an amount sufficient to maintain our total debt to Adjusted EBITDA ratio at the level it was prior to the divestiture and to return value to our shareholders.  In the interim, we continue to return net proceeds from the Consumer Products divestiture to shareholders though our authorized stock repurchase program.

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

The fair market value of long-term debt is subject to interest rate risk.  Our total debt was $800 million at June 30, 2014.  The fair market value of such debt as of June 30, 2014 was $824 million, which has been determined primarily based on quoted market prices.

We did not have any financial instruments subject to foreign currency exchange risk as of June 30, 2014.

There have been no other significant changes in market risk during the quarter ended June 30, 2014.

ITEM 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures

As of June 30, 2014, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

ITEM 1.  Legal Proceedings

See Note 17 — Legal Proceedings and Contingencies in our Notes to Consolidated Financial Statements for a description of our legal proceedings.

ITEM 1A.  Risk Factors

Our risk factors are described in our 2013 Annual Report on Form 10-K as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.  Investors are encouraged to review those risk factors in detail before making any investment in our securities.  There have been no significant changes in our risk factors during the quarter ended June 30, 2014.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities During the Second Quarter of 2014

In November 2013, our Board authorized an increase in our share repurchase program to $291 million of which $139 million remains as of June 30, 2014 and extended the program through November 9, 2014.  In May 2014, the Board authorized an increase in the share repurchase program by $100 million, up to $391 million in the aggregate when combined with the November 2013 authorization.  The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the SEC.  From the inception of the share repurchase program in October 2011 through June 30, 2014, we have repurchased 12.4 million shares of our common stock at a cost of $252 million.

The following table provides information about our repurchases of equity securities during the quarter ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions)		(in millions)	(in millions)
April 1, 2014 - April 30, 2014	2.2	$23.05	2.2	$220
May 1, 2014 - May 31, 2014	2.4	$24.16	2.4	$161
June 1, 2014 - June 30, 2014	0.9	$24.99	0.9	$139
Total	5.5		5.5

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

CHEMTURA CORPORATION

(Registrant)

Date: July 29, 2014	/s/ Laurence M. Orton

Name: Laurence M. Orton
Title: Vice President and Corporate Controller (Principal Accounting Officer)