Form 10-Q
period 2014-09-30
Chemtura CORP
filed 2014-10-28
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

The number of shares of common stock outstanding as of the latest practicable date is as follows

Class	Number of shares outstanding at September 30, 2014
Common Stock - $.01 par value	87,810,294

CHEMTURA CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2014

PART I.                                                  FINANCIAL INFORMATION

ITEM 1.                                                Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Quarters and nine months ended September 30, 2014 and 2013

(In millions, except per share data)

	Quarters ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net sales	$558	$569	$1,723	$1,687

Cost of goods sold	424	448	1,311	1,310
Selling, general and administrative	65	58	192	169
Depreciation and amortization	24	24	77	76
Research and development	10	9	28	27
Facility closures, severance and related costs	—	3	6	28
Equity loss	—	—	—	3
Operating income	35	27	109	74
Interest expense	(12)	(14)	(35)	(45)
Loss on early extinguishment of debt	—	(50)	—	(50)
Other income (expense), net	4	(4)	5	11
Reorganization items, net	—	—	(1)	(1)
Earnings (loss) from continuing operations before income taxes	27	(41)	78	(11)
Income tax expense	(12)	(3)	(10)	(24)
Earnings (loss) from continuing operations	15	(44)	68	(35)
Earnings from discontinued operations, net of tax	—	7	1	28
Loss on sale of discontinued operations, net of tax	—	(3)	(9)	(149)
Net earnings (loss)	$15	$(40)	$60	$(156)

Basic per share information
Earnings (loss) from continuing operations	$0.17	$(0.45)	$0.73	$(0.36)
Earnings from discontinued operations, net of tax	—	0.07	0.01	0.29
Loss on sale of discontinued operations, net of tax	—	(0.03)	(0.10)	(1.52)
Net earnings (loss)	$0.17	$(0.41)	$0.64	$(1.59)
Diluted per share information
Earnings (loss) from continuing operations	$0.17	$(0.45)	$0.72	$(0.36)
Earnings from discontinued operations, net of tax	—	0.07	0.01	0.29
Loss on sale of discontinued operations, net of tax	—	(0.03)	(0.10)	(1.52)
Net earnings (loss)	$0.17	$(0.41)	$0.63	$(1.59)

Weighted average shares outstanding - Basic	89.4	97.5	92.9	98.1
Weighted average shares outstanding - Diluted	90.7	97.5	94.3	98.1

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Quarters and nine months ended September 30, 2014 and 2013

(In millions)

	Quarters ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net earnings (loss)	$15	$(40)	$60	$(156)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(45)	25	(39)	(16)
Unrecognized pension and other post-retirement benefit costs	4	5	8	142
Comprehensive (loss) income	$(26)	$(10)	$29	$(30)

See accompanying notes to Consolidated Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2014 (Unaudited) and December 31, 2013

(In millions, except par value data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$145	$549
Accounts receivable, net	258	234
Inventories, net	343	346
Other current assets	137	151
Assets held for sale	326	245
Total current assets	1,209	1,525
NON-CURRENT ASSETS
Property, plant and equipment, net	707	717
Goodwill	175	179
Intangible assets, net	104	114
Other assets	184	169
Total assets	$2,379	$2,704
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$11	$117
Accounts payable	164	148
Accrued expenses	163	176
Income taxes payable	17	5
Liabilities held for sale	68	38
Total current liabilities	423	484
NON-CURRENT LIABILITIES
Long-term debt	793	781
Pension and post-retirement health care liabilities	204	246
Other liabilities	142	194
Total liabilities	1,562	1,705
STOCKHOLDERS’ EQUITY
Common stock - $0.01 par value Authorized - 500.0 shares Issued - 100.5 shares at September 30, 2014 and December 31, 2013	1	1
Additional paid-in capital	4,376	4,375
Accumulated deficit	(2,965)	(3,025)
Accumulated other comprehensive loss	(311)	(280)
Treasury stock- at cost - 12.7 shares at September 30, 2014 and 4.0 shares at December 31, 2013	(285)	(73)
Total Chemtura stockholders’ equity	816	998
Non-controlling interest	1	1
Total stockholders’ equity	817	999
Total liabilities and stockholders’ equity	$2,379	$2,704

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30, 2014 and 2013

(In millions)

	Nine months ended September 30,
	2014	2013
Increase (decrease) in cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$60	$(156)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Loss on sale of discontinued operations	9	149
Release of cumulative translation adjustment from liquidation of entities	—	(15)
Loss on early extinguishment of debt	—	50
Depreciation and amortization	77	93
Stock-based compensation expense	10	11
Equity loss	—	1
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(98)	(29)
Inventories	(34)	(29)
Accounts payable	26	24
Pension and post-retirement health care liabilities	(43)	(43)
Other	(30)	3
Net cash (used in) provided by operating activities	(23)	59
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from divestments, net of transaction costs	23	91
Payments for acquisitions	—	(3)
Capital expenditures	(78)	(124)
Net cash used in investing activities	(55)	(36)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 2021 Senior Notes	—	450
Payments on 2018 Senior Notes, includes premium on tendering of notes	—	(395)
Payments on Term Loan	(110)	(102)
Proceeds from other long-term borrowings	17	27
Payments on other long-term borrowings	(3)	(3)
Payments on other short-term borrowings, net	(1)	(1)
Common shares acquired	(227)	(50)
Payment for debt issuance costs	—	(8)
Proceeds from exercise of stock options	8	6
Net cash used in financing activities	(316)	(76)
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(10)	(1)
Change in cash and cash equivalents	(404)	(54)
Cash and cash equivalents at beginning of period	549	365
Cash and cash equivalents at end of period	$145	$311

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

We are the successor to Crompton & Knowles Corporation (“Crompton & Knowles”), which was incorporated in Massachusetts in 1900 and engaged in the manufacture and sale of specialty chemicals beginning in 1954.  Crompton & Knowles traces its roots to the Crompton Loom Works which was incorporated in the 1840s.  We expanded the specialty chemical business through acquisitions in the United States and Europe, including the 1996 acquisition of Uniroyal Chemical Company, Inc. (“Uniroyal”), the 1999 merger with Witco Corporation (“Witco”) and the 2005 acquisition of Great Lakes Chemical Corporation (“Great Lakes”).  Since the Great Lakes acquisition, we have progressively focused our portfolio, divesting businesses that did not fit with the strategic criteria we have established for our portfolio.  As part of this initiative, we announced in April 2014 that we had signed a Stock and Asset Purchase Agreement with Platform Specialty Products Corporation to sell our Chemtura AgroSolutions business with an anticipated closing on November 3, 2014.  Additionally, in 2013 we divested our antioxidants and UV stabilizers (“Antioxidant”) and Consumer Products businesses.

The information in the foregoing Consolidated Financial Statements for the quarters and nine months ended September 30, 2014 and 2013 is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to our Consolidated Financial Statements.

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

The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the period ended December 31, 2013 (the “2013 Annual Report on Form 10-K”).  The consolidated results of operations for the quarter and nine months ended September 30, 2014 are not necessarily indicative of the results expected for the full year.

Accounting Policies and Other Items

Cash and cash equivalents include bank term deposits with original maturities of three months or less.

Included in accounts receivable are allowances for doubtful accounts of $2 million as of September 30, 2014 and December 31, 2013.

During the nine months ended September 30, 2014 and 2013, we made cash interest payments of approximately $42 million and $52 million, respectively.  During the nine months ended September 30, 2014 and 2013, we made cash payments for income taxes (net of refunds) of $28 million and $15 million, respectively.

Recent Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”).  The amendments in ASU 2013-05 address the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 (early adoption is permitted).  The adoption of this amendment did not have a material impact on our financial statements.

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

2)                                     ACQUISITIONS AND DIVESTITURES

Acquisitions

Solaris Acquisition

In September 2012, we announced that we entered into a Business Transfer Agreement (“BTA”) with Solaris ChemTech Industries Limited (“Solaris ChemTech”), an Indian Company, and Avantha Holdings Limited, an Indian Company and the parent company of Solaris ChemTech (collectively, “Solaris”).  As provided in the BTA, we had agreed to purchase from Solaris certain assets used in the manufacture and distribution of bromine and bromine chemicals for cash consideration of $142 million and the assumption of certain liabilities.  In September 2014, the BTA was terminated due to the inability to satisfy certain conditions precedent to the closing and the changes in bromine market conditions since 2012.  Neither party incurred any early termination penalties.

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

Divestitures

Chemtura AgroSolutions

In April 2014, we entered into a Stock and Asset Purchase Agreement (“SAPA”) to sell our Chemtura AgroSolutions business to Platform Specialty Products Corporation (“Platform”) for approximately $1 billion, consisting of $950 million in cash and 2 million shares of Platform’s common stock.  The transaction is subject to customary purchase price adjustments and closing conditions and is expected to close on November 3, 2014.  Under the terms of the SAPA, we will retain most of the property, plant and equipment used to manufacture products for the Chemtura AgroSolutions business and will continue to manufacture products for Platform under several supply agreements and a tolling agreement (collectively, the “supply agreements”) with minimum terms of between two and four years.

We evaluated the transaction and determined that it has met the criteria to report the assets and liabilities of the Chemtura AgroSolutions business that form part of the transaction under the SAPA as assets held for sale in April 2014.  We have segregated the assets and liabilities considered assets held for sale on our Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013.  As of April 2014, we ceased recording depreciation and amortization on these assets.

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

As a result of this transaction, we evaluated the recoverability of both the assets and liabilities held for sale and the assets held and used of the Chemtura AgroSolutions business during the second and third quarters of 2014 and determined that no impairment existed as of those dates.

The following is a summary of the Chemtura AgroSolutions assets and liabilities held for sale as of September 30, 2014 and December 31, 2013:

(In millions)	September 30, 2014	December 31, 2013
Accounts receivable, net	$183	$128
Inventories	92	71
Other current assets	9	7
Property, plant and equipment	8	8
Intangible assets, net	31	28
Other assets	3	3
Assets	326	245

Accounts payable	29	24
Accrued expenses	37	13
Income taxes payable	2	1
Liabilities	68	38
Net Assets	$258	$207

Consumer Products Business Divestiture

In December 2013, we sold our investment in the dedicated legal entities that constituted our Consumer Products business, including dedicated manufacturing plants in the U.S. and South Africa, to KIK Custom Products Inc. (“KIK”) for $300 million and the assumption by KIK of pension and other liabilities totaling approximately $8 million.  The purchase price was subject to customary post-closing adjustments, primarily for working capital and assumed pension liabilities.  The agreement specified a value of working capital based upon a twelve-month average against which working capital would be measured.  To the extent working capital at closing was lower than this value, KIK would be compensated for the difference.  If working capital was higher, we would be compensated.  The impact of some of these adjustments was estimated in the cash paid at closing.  In March 2014, KIK made an advance payment of $9 million ahead of the final adjustments.  In July 2014, the parties reached agreement on the post-closing working capital and indebtedness adjustments.  The remaining payment of $5 million due from KIK was received in July 2014.

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

During the nine months ended September 30, 2014, we recognized a pre-tax loss of $8 million ($8 million after tax), primarily for transaction costs and post-closing adjustments and obligations which was recognized in loss on sale of discontinued operations, net of tax in the Consolidated Statement of Operations.

Earnings and direct costs associated with the Consumer Products business for the periods prior to the date of sale have been presented as earnings from discontinued operations, net of tax for the comparative periods.  All applicable disclosures included in the accompanying footnotes have been updated to reflect the Consumer Products business as a discontinued operation.

Antioxidant Business Divestiture

In April 2013, we sold our Antioxidant business to SK Blue Holdings, Ltd. (“SK”) and Addivant USA Holdings Corp. (“Addivant”) for $97 million, $9 million in preferred stock issued by Addivant and the assumption by SK and Addivant of pension, environmental and other liabilities totaling approximately $91 million.  Additionally, we paid $2 million in cash as part of a pre-closing adjustment.  In the nine months ended September 30, 2014, we recognized a pre-tax loss of $1 million ($1 million after-tax) primarily related to the final settlement of the working capital component of the transaction which is included in loss on sale of discontinued operations, net of tax, in the Consolidated Statement of Operations.  We received the final payment for the remaining working capital adjustment of $4 million in March 2014.

Included as part of the consideration, we received 9.2 million shares of Series A Preferred Stock of Addivant with a face value of $9 million.  These shares accrue dividends at escalating rates beginning at 7% in the first year and up to 11% in the third year and beyond which are payable upon declaration and which become preferential payments in liquidation if not declared and paid by Addivant.  Addivant did not declare any dividends through September 30, 2014.

In connection with the sale, we entered into several ancillary agreements, including supply agreements, a distribution agreement, and a transition services agreement.

Earnings and direct costs associated with the Antioxidant business for the periods prior to the date of sale have been presented as earnings from discontinued operations, net of tax for the comparative periods.  All applicable disclosures included in the accompanying footnotes have been updated to reflect the Antioxidant business as a discontinued operation.

Discontinued Operations - Consumer Products (“Consumer”) and Antioxidant (“AOUV”) Divestitures

Earnings from discontinued operations and loss on the sale of discontinued operations for the quarters and nine months ended September 30, 2014 and 2013 consist of the following:

	Quarters ended September 30,						Nine months ended September 30,
	2014			2013			2014			2013
(In millions)	Consumer	AOUV	Total	Consumer	AOUV	Total	Consumer	AOUV	Total	Consumer	AOUV	Total
Net sales				$101	$—	$101				$324	$123	$447
Earnings from discontinued operations:

Pre-tax earnings	$—	$—	$—	$8	$—	$8	$1	$—	$1	$27	$4	$31
Income tax expense	—	—	—	(1)	—	(1)	—	—	—	(3)	—	(3)
Earnings, net of taxes	$—	$—	$—	$7	$—	$7	$1	$—	$1	$24	$4	$28
Loss on sale of discontinued operations:
Pre-tax loss	$(1)	$1	$—	$—	$(3)	$(3)	$(8)	$(1)	$(9)	$—	$(162)	$(162)
Income tax benefit	—	—	—	—	—	—	—	—	—	—	13	13
Net loss	$(1)	$1	$—	$—	$(3)	$(3)	$(8)	$(1)	$(9)	$—	$(149)	$(149)

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

	Quarters ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Antioxidants	$—	$—	$—	$6
Consumer Products	—	5	—	10
Amortization expense (a)	—	(3)	—	(8)
Net increase in Corporate Segment	$—	$2	$—	$8

(a) Our Corporate segment included amortization expense which related directly to the Consumer Products business which is now included in earnings from discontinued operations, net of tax.

3)                                     RESTRUCTURING AND ASSET IMPAIRMENT ACTIVITIES

Restructuring

In June 2014, as a result of KIK not exercising its option to purchase the net assets of the Adrian, MI facility, our Board of Directors (the “Board”) approved the closure of this facility, which is expected to occur in mid-2015.  Additionally, during the second quarter of 2014, our management approved further actions to consolidate our business’ organizational structure, which are in line with the restructuring actions approved by the Board in 2013.  We expect the total cost of these initiatives to be approximately $7 million to $9 million, of which we recorded a pre-tax charge of $4 million in the second quarter of 2014, which included $3 million for severance and related costs and $1 million for accelerated asset retirement obligations related to the Adrian facility.  We expect to incur the remaining costs primarily for decommissioning and accelerated depreciation by mid-2015.

In February 2013, our Board approved a restructuring plan providing for, among other things, actions to reduce stranded costs related to divestitures.  This plan is expected to preserve pre-divestiture operating margins following our portfolio changes.  On October 9, 2013, the Board approved additional restructuring actions to consolidate our business’ organizational structure in an effort to streamline the organization and gain efficiencies and additional cost savings.  In December 2013, we substantially completed employee communications and the consultation process regarding the closure of our Droitwich, UK facility and consolidation of those operations into our Perth Amboy, NJ facility, in order to improve our competitiveness in the current economic environment.  We recorded a pre-tax charge of $44 million in the year ended December 31, 2013, which included $27 million for severance and related costs, $15 million for professional fees, $1 million for accelerated depreciation of property, plant and equipment and $1 million for accelerated asset retirement obligations.  We recorded a pre-tax charge of $5 million in the first quarter of 2014 which included $1 million for severance and related costs, $1 million related to professional fees and $3 million for accelerated depreciation of property, plant and equipment.  We recorded a pre-tax charge of $2 million in the second quarter of 2014 which included $1 million for severance and professional fees, and $1 million for accelerated depreciation of property, plant and equipment.  We recorded a pre-tax charge of $1 million in the third quarter of 2014 primarily for accelerated asset retirement obligations and the write-off of property, plant and equipment.  We expect to incur approximately $1 million to $2 million for the remainder of 2014 and early 2015 primarily for decommissioning costs.

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

A summary of the changes in the liabilities established for restructuring programs is as follows:

(In millions)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at December 31, 2013	$14	$2	$16
2014 charge	4	2	6
Cash payments	(12)	(4)	(16)
Balance at September 30, 2014	$6	$—	$6

At September 30, 2014, the balance of these reserves were included in accrued expenses in our Consolidated Balance Sheet.  At December 31, 2013, $15 million of these reserves were included in accrued expenses and $1 million were included in accounts payable in our Consolidated Balance Sheet.

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

During the third quarter of 2014, the Industrial Engineered Products segment performed a strategic review of the organometallics business included in this segment.  As a result, we performed an impairment analysis of the organometallics asset group in which we probability weighted the possible outcomes of the base business case and various initiatives identified in the strategic review.  Based on this analysis, the estimated undiscounted cash flows were sufficient to recover the carrying value of the net assets of the asset group.  As a result we concluded that no impairment existed at September 30, 2014.

4)                                     INVENTORIES

	September 30,	December 31,
(In millions)	2014	2013
Finished goods	$194	$223
Work in process	45	35
Raw materials and supplies	104	88
	$343	$346

Included in the above net inventory balances are inventory obsolescence reserves of approximately $24 million and $19 million at September 30, 2014 and December 31, 2013, respectively.

5)                                     PROPERTY, PLANT AND EQUIPMENT

	September 30,	December 31,
(In millions)	2014	2013
Land and improvements	$72	$74
Buildings and improvements	213	212
Machinery and equipment	1,257	1,225
Information systems equipment	175	171
Furniture, fixtures and other	23	24
Construction in progress	74	94
	1,814	1,800
Less: accumulated depreciation	1,107	1,083
	$707	$717

Depreciation expense from continuing operations was $21 million and $19 million for the quarters ended September 30, 2014 and 2013, respectively, and $65 million and $61 million for the nine months ended September 30, 2014 and 2013, respectively.  Depreciation expense from continuing operations included accelerated depreciation of certain fixed assets associated with our restructuring programs of $4 million for the nine months ended September 30, 2014 and $1 million for the quarter and nine months ended September 30, 2013.

6)                                     GOODWILL AND INTANGIBLE ASSETS

Our goodwill balance was $175 million and $179 million at September 30, 2014 and December 31, 2013, respectively.  The decrease in goodwill since December 31, 2013 was due to foreign currency translation.  The goodwill is allocated to the Industrial Performance Products segment.  The goodwill balance at September 30, 2014 and December 31, 2013 reflected accumulated impairments of $90 million.

We have elected to perform our annual goodwill impairment procedures for all of our reporting units in accordance with ASC Subtopic 350-20, Intangibles — Goodwill and Other - Goodwill (“ASC 350-20”) as of July 31, or sooner, if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  We estimate the fair value of our reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods (Level 3 inputs as described in Note 14— Financial Instruments and Fair Value Measurements).  The assessment is required to be performed in two steps: step one to test for a potential impairment of goodwill and, if potential impairments are identified, step two to measure the impairment loss through a full fair valuing of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.  We concluded that no goodwill impairment existed in any of our reporting units based on the annual review as of July 31, 2014.

We continually monitor and evaluate business and competitive conditions that affect our operations and reflects the impact of these factors in our financial projections.  If permanent or sustained changes in business or competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

Our intangible assets (excluding goodwill) are comprised of the following:

	September 30, 2014			December 31, 2013
(In millions)	Gross Cost	Accumulated Amortization	Net Intangibles	Gross Cost	Accumulated Amortization	Net Intangibles
Patents	$27	$(15)	$12	$33	$(21)	$12
Trademarks	45	(13)	32	45	(12)	33
Customer relationships	42	(19)	23	42	(18)	24
Production rights	45	(40)	5	45	(36)	9
Other	72	(40)	32	74	(38)	36
Total	$231	$(127)	$104	$239	$(125)	$114

The decrease in gross intangible assets since December 31, 2013 is primarily due to retirements of $6 million.

Amortization expense from continuing operations related to intangible assets was $3 million and $5 million for the quarters ended September 30, 2014 and 2013, and $12 million and $15 million for the nine months ended September 30, 2014 and 2013.

7)                                     DEBT

Our debt is comprised of the following:

	September 30,	December 31,
(In millions)	2014	2013
5.75% Senior Notes due 2021	$450	$450
7.875% Senior Notes due 2018	100	100
Term Loan due 2016	207	316
Other borrowings	47	32
Total Debt	804	898
Less: Other short-term borrowings	(11)	(7)
Less: Current portion of Term Loan	—	(110)
Total Long-term debt	$793	$781

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

We may redeem some or all of the remaining 2018 Senior Notes at any time on or after September 1, 2014, with the redemption prices being, prior to September 1, 2015, 103.938% of the principal amount, on or after September 1, 2015 and prior to September 1, 2016, 101.969% of the principal amount and thereafter 100% plus any accrued and unpaid interest to the redemption date.

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

Additionally, the Term Loan requires that we meet certain financial maintenance covenants including a maximum Secured Leverage Ratio (net of unrestricted cash, as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0.  Additionally, the Term Loan contains a covenant related to the repayment of excess cash flow (as defined in the agreement).  As of September 30, 2014, we were in compliance with the covenant requirements of the Term Loan.

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

At September 30, 2014 and December 31, 2013, we had no borrowings under the 2018 ABL Facility.  However, we had $15 million and $14 million, respectively, of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility.  At September 30, 2014 and December 31, 2013, we had approximately $232 million and $237 million, respectively, of undrawn availability under the 2018 ABL Facility.

Other Facilities

In December 2012, we entered into a CNY 250 million (approximately $40 million) 5 year secured credit facility available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch (“ABC Bank”).  The China Bank Facility has been used for funding construction of our manufacturing facility in Nantong, China and is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd.  The loans under the China Bank Facility bear interest at a rate determined from time to time by ABC Bank based on the prevailing People’s Bank of China Lending Rate.  At September 30, 2014 and December 31, 2013, we had borrowings of $31 million and $17 million, respectively, under the China Bank Facility.  Repayments of principal will be made in semi-annual installments from December 2014 through December 2017.

In March 2013, we entered into a promissory note in the principal sum of $7 million with a term of six years bearing interest at a rate of 5.29% per annum to finance the cost of certain information technology software licenses.  The principal is to be repaid in equal monthly installments over its term.

8)                                     INCOME TAXES

We reported income tax expense of $12 million and $3 million for the quarters ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and 2013, we reported income tax expense of $10 million and $24 million, respectively.  The tax expense reported for the quarter ended September 30, 2014 included approximately $10 million of foreign withholding taxes on dividends paid.  In addition, tax expense for the nine months ended September 30, 2014 included a decrease in foreign income taxes of approximately $15 million related to an unrecognized tax benefit that had been recorded for an international jurisdiction in prior years.  The tax benefit was recorded after reaching an agreement with the international jurisdiction that effectively settled the prior year liability.  The tax expense reported for the quarter and nine months ended September 30, 2013 related to taxable income of certain of our international subsidiaries.

In the quarter and nine months ended September 30, 2014, we have offset our current quarter and year-to-date U.S. income with net operating loss carryforwards and reduced the associated valuation allowance.   We will continue to adjust our tax provision through the establishment or reduction of non-cash valuation allowances until we determine that it is more-likely than not that the net deferred tax assets associated with our U.S. operations will be utilized.

We have net liabilities related to unrecognized tax benefits of $32 million and $44 million at September 30, 2014 and December 31, 2013, respectively.

We recognize interest and penalties related to unrecognized tax benefits as income tax expense.  Accrued interest and penalties are included within the related liability captions in our Consolidated Balance Sheet.

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $1 million within the next year.  This reduction may occur due to the statute of limitations expirations or conclusion of examinations by tax authorities.  We further expect that the amount of unrecognized tax benefits will continue to change as a result of ongoing operations, the outcomes of audits and the expiration of the statutes of limitations.  This change is not expected to have a significant impact on our financial condition.

9)                                     ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss (“AOCL”), net of tax at September 30, 2014 and December 31, 2013, are as follows:

(in millions)	Foreign Currency Translation Adjustments	Unrecognized Pension and Other Post- Retirement Benefit Costs	Total
As of December 31, 2013	$(13)	$(267)	$(280)
Other comprehensive income (loss) before reclassifications	(39)	—	(39)
Amounts reclassified from AOCL	—	8	8
Net current period other comprehensive income	(39)	8	(31)
As of September 30, 2014	$(52)	$(259)	$(311)

The following table summarizes the reclassifications from AOCL to the Consolidated Statement of Operations for the quarters and nine months ended September 30, 2014 and 2013:

	Amount Reclassified from AOCL				Affected line item in the
	Quarters ended September 30,		Nine months ended September 30,		consolidated statement of
(in millions)	2014	2013	2014	2013	operations
Foreign currency translation items:
Liquidation of consolidated entities	$—	$—	$—	$15	Other income, net
Sale of discontinued operations (b)	—	—	—	(6)	Loss on sale of discontinued operations, net of tax
Net of tax	—	—	—	9
Defined benefit pension plan items:
Amortization of prior-service costs (a)	$1	$1	4	3	See Note (a)
Amortization of actuarial losses (a)	(5)	(5)	(13)	(17)	See Note (a)
Sale of discontinued operations (b)	—	(2)	—	(122)	Loss on sale of discontinued operations, net of tax
Total before tax	(4)	(6)	(9)	(136)
Tax on continuing operations	—	—	1	1	Income Tax Expense
Tax on discontinued operations	—	—	—	14	Loss on sale of discontinued operations, net of tax
Total tax	—	—	1	15
Net of tax	(4)	(6)	(8)	(121)
Total reclassifications	$(4)	$(6)	$(8)	$(112)

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

The following is a reconciliation of the shares used in the computation of earnings per share:

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2014	2013	2014	2013
Weighted average shares outstanding - Basic	89.4	97.5	92.9	98.1
Dilutive effect of common share equivalents	1.3	—	1.4	—
Weighted average shares outstanding - Diluted	90.7	97.5	94.3	98.1

In November 2013, the Board authorized an increase in our share repurchase program to $291 million and extended the program through November 9, 2014.  In May 2014, the Board authorized an increase in the share repurchase program by $100 million, up to $391 million in the aggregate when combined with the November 2013 authorization, of which $68 million remained as of September 30, 2014. The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the SEC.  We repurchased 9.5 million shares of our common stock at a cost of $227 million during the nine months ended September 30, 2014.  As of September 30, 2014, we had repurchased 15.3 million shares at a cost of $323 million in the aggregate under this program, which was originally approved by our Board in October 2011.  On October 15, 2014, the Board approved a new share repurchase authorization under our share repurchase program of up to $500 million conditioned upon the sale of the Chemtura AgroSolutions business.  The new share repurchase authorization will expire on December 1, 2015.

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

Stock-based compensation expense was $3 million for the quarters ended September 30, 2014 and 2013, respectively, and $10 million and $11 million for the nine months ended September 30, 2014 and 2013, respectively.  Stock-based compensation expense was primarily reported in SG&A.

Stock Option Plans

In March 2013, the Compensation Committee of our Board approved the grant of 0.4 million NQOs under the 2013 long-term incentive awards (the “2013 Awards”).  These options vest ratably over a three-year period.

We use the Black-Scholes option-pricing model to determine the fair value of NQOs.  We have elected to recognize compensation cost for awards of NQOs equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average per share fair value of stock options granted during the nine months ended September 30, 2013 was $9.92.

Total remaining unrecognized compensation expense associated with unvested NQOs at September 30, 2014 was $1 million, which will be recognized over the weighted average period of approximately 1 years.

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

Total remaining unrecognized compensation expense associated with unvested time-based RSUs and performance shares at September 30, 2014 was $15 million, which will be recognized over the weighted average period of approximately 2 years.

Employee Stock Purchase Plan

In May 2012, our shareholders approved the Chemtura Corporation 2012 Employee Stock Purchase Plan (the “ESPP”).  This plan permits eligible employees to annually elect to have up to 10% of their compensation withheld and applied to the purchase of shares of Chemtura’s common stock.  Purchases are made at the end of quarterly offering periods and are based on the lower of the fair market value of the shares on the first and last trading days during the offering period.  A total of one million shares are authorized to be issued under the ESPP, including up to 0.1 million shares per offering period and 0.3 million shares per plan year.  As of September 30, 2014, approximately 0.8 million shares are available for future issuance under this plan.

12)                              PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of our defined benefit plans net periodic benefit (credit) cost for the quarters and nine months ended September 30, 2014 and 2013 are as follows:

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Quarters ended September 30,		Quarters ended September 30,		Quarters ended September 30,
(In millions)	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	7	7	6	5	1	1
Expected return on plan assets	(11)	(10)	(7)	(6)	—	—
Amortization of prior service cost	—	—	—	—	(1)	(1)
Amortization of actuarial losses	3	3	1	1	1	1
Net periodic benefit cost (credit)	$(1)	$—	$1	$1	$1	$1

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
(In millions)	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$2	$3	$—	$—
Interest cost	21	24	16	15	3	3
Expected return on plan assets	(31)	(35)	(20)	(18)	—	—
Amortization of prior service cost	—	—	—	—	(4)	(3)
Amortization of actuarial losses	8	11	3	3	2	3
Net periodic benefit cost (credit)	$(2)	$—	$1	$3	$1	$3

We contributed $14 million to our U.S. qualified pension plans, $2 million to our U.S. non-qualified pension plans and $20 million to our international pension plans for the nine months ended September 30, 2014.  Contributions to post-retirement health care plans for the nine months ended September 30, 2014 were $8 million.

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

There was also an evaluation being undertaken as to whether additional benefit obligations exist in connection with the equalization of certain benefits under the UK Pension Plan that occurred in the early 1990s.  Based on the results of the evaluation in 2011, $8 million of expense was recorded in the fourth quarter of 2011, which was subject to adjustment as further information is gathered as part of the evaluation.  Additional information was gathered and evaluated in 2013 and resulted in a reduction of the original estimated liability.  Accordingly, we recorded $2 million of income to SG&A in the second quarter of 2013.  During the third quarter of 2014, we obtained a recovery from third parties that reduced our estimated net liability by a further $4 million which was released to SG&A.  When we reach agreement with the trustees of the UK Pension Plan as to what additional benefit obligations exist, our UK subsidiary is required to make additional cash contributions to the UK Pension Plan.

In September 2014, we offered vested pension plan participants in our U.S. qualified pension plan who are no longer employed at the Company a limited-time opportunity to take their pension benefits as a one-time single lump sum or an immediate annuity.  Announcement letters were mailed on September 12, 2014.  The window for participants to make the election is from September 22, 2014 until October 31, 2014.  Based on the elections received, we will record a settlement charge in the fourth quarter of 2014.  The amount of the settlement charge will not be determinable until after the election period ends.

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

In April 2012, we purchased two forward contracts with a notional amount totaling $25 million to reduce the risk of currency exposure related to the remaining two annual installments of proceeds from the sale of our 50% interest in Tetrabrom Technologies Ltd. in 2011.  We used fair value accounting methods for these contracts.  One contract expired in the second quarter of 2013 and the second contract expired in the second quarter of 2014.  We have recorded realized gains of less than $1 million in both the nine months ended September 30, 2014 and 2013.

During the first half of 2013, we entered into a zero cost collar contract and an additional forward contract to reduce the risk of currency exposure related to the Euro in one of our consolidated subsidiaries.  These contracts matured at various times during the second quarter of 2013.  We used fair value accounting methods for these contracts and recorded a gain of $3 million reflecting the changes in fair market value of those contracts in other income, net in our Consolidated Statement of Operations for the nine months ended September 30, 2013.

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

The following table presents the carrying amounts and estimated fair values of material financial instruments used by us in the normal course of business:

	As of September 30, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Total debt	$804	$804	$898	$916

Fair Value Measurements

We apply the provisions of ASC 820 with respect to our financial assets and liabilities that are measured at fair value within the financial statements on a recurring basis.  ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions.  The fair value hierarchy specified by ASC 820 is as follows:

·                  Level 1 — Quoted prices in active markets for identical assets and liabilities.

·                  Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

·                  Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Level 1 fair value measurements in 2014 and 2013 included securities purchased in connection with the deferral of compensation and our match and investment earnings related to the supplemental savings plan.  These securities are considered our general assets until distributed to the participant and are included in other assets in our Consolidated Balance Sheets.  A corresponding liability is included in other liabilities at September 30, 2014 and December 31, 2013 in our Consolidated Balance Sheets.  Quoted market prices were used to determine fair values of these Level 1 investments which are held in a trust with a third-party brokerage firm.  The fair value of the asset and corresponding liability was $3 million at September 30, 2014 and December 31, 2013.

Level 2 fair value measurements are used to value our financial instruments subject to foreign currency exchange risk (see Note 13 — Derivative Instruments and Hedging Activities.)  For the quarter and nine months ended September 30, 2014, there were no transfers into or out of Levels 1 and 2.

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

The following is a summary of the change in the carrying amount of the asset retirement obligations for the quarters and nine months ended September 30, 2014 and 2013:

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2014	2013	2014	2013
Asset retirement obligation balance at beginning of period	$17	$17	$16	$20
Accretion expense(a)	—	3	2	3
Payments	(1)	(2)	(2)	(5)
Asset retirement obligation balance at end of period	$16	$18	$16	$18

(a) Accretion expense for the nine months ended September 30, 2014 includes $1 million for the acceleration of obligations related to sites impacted by our restructuring initiatives, primarily Adrian, MI.  The accretion expense for the quarter and nine months ended September 30, 2013 reflects the increase due to additional cleanup costs required at the Upton Road, Canada facility.

The net book value of assets related to the asset retirement obligations at September 30, 2014 and 2013 was less than $1 million.

Depreciation expense for the quarters and nine months ended September 30, 2014 and 2013 was less than $1 million.

At September 30, 2014, $3 million of asset retirement obligations was included in accrued expenses and $13 million was included in other liabilities in our Consolidated Balance Sheet.  At December 31, 2013, $3 million of asset retirement obligations was included in accrued expenses and $13 million was included in other liabilities in our Consolidated Balance Sheet.

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

The total amount accrued for environmental liabilities as of September 30, 2014 and December 31, 2013 was $82 million and $93 million, respectively.  At September 30, 2014 and December 31, 2013, $20 million and $18 million, respectively, of these environmental liabilities were reflected as accrued expenses and $62 million and $75 million, respectively, were reflected as other liabilities.  We estimate that the reasonably possible ongoing environmental liabilities could range up to $94 million at September 30, 2014.  Our accruals for environmental liabilities include estimates for determinable clean-up costs.  We recorded pre-tax charges of $5 million for the nine months ended September 30, 2014 and made payments of $13 million during the nine months ended September 30, 2014 for clean-up costs, which reduced our environmental liabilities.  At certain sites, we have contractual agreements with certain other parties to share remediation costs.  As of September 30, 2014, no receivables are outstanding related to these agreements.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.  We intend to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  However, the final cost of clean-up at these sites could exceed our present estimates, and could have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations, or cash flows.  Our estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites are finalized.

Other

In June 2014, E.I. du Pont de Nemours and Company (“Du Pont”) commenced an action against Chemtura in the Superior Court, Connecticut.  The Complaint alleges that Chemtura breached the representations contained in an asset purchase agreement entered into by the parties in December 2007 (the “APA”) for the sale of Chemtura’s fluorine chemical business and chemicals production unit at Chemtura’s plant in El Dorado, Arkansas (the “Fluorine Business”).  The Complaint alleges that the Fluorine Business violated certain National Fire Protection Association codes in breach of the representations in the APA.  The Complaint further alleges that several refrigeration units that were sold were leaking in violation of various regulations.  Du Pont seeks indemnity under the APA.  We intend to defend the case vigorously.

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

Guarantees

In addition to the letters of credit of $15 million and $14 million outstanding at September 30, 2014 and December 31, 2013, respectively, we have guarantees that have been provided to various financial institutions.  At September 30, 2014 and December 31, 2013, we had $13 million and $12 million of outstanding guarantees, respectively.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking and credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

We have applied the provisions of ASC Topic 460, Guarantees (“ASC 460”), to our agreements that contain guarantee or indemnification clauses.  We are a party to an agreement pursuant to which we may be obligated to indemnify a third party with respect to certain loan obligations of a joint venture company in which we had an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and/or provide project capital.  Such obligations mature through May 2016.  In the event that any of the joint venture companies were to default on these loan obligations, we would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At September 30, 2014 and December 31, 2013, the maximum potential future principal and interest payments due under these guarantees were $2 million.  In accordance with ASC 460, we have accrued less than $1 million in reserves, which represents the fair value of these guarantees at September 30, 2014 and December 31, 2013.  The reserve has been included in other liabilities on our Consolidated Balance Sheet at September 30, 2014 and December 31, 2013 with an offset to other assets.

In addition, we have financing agreements with banks in Brazil for certain customers under which we receive funds from the banks at invoice date, and in turn, the customer agrees to pay the banks on the due date.  These customers are primarily related to the Chemtura AgroSolutions business.  In anticipation of the sale of Chemtura AgroSolutions to Platform, the utilization of these financing facilities has been reduced, and one of the financing agreements has terminated, with a resultant increase in accounts receivable balances in Brazil.  We provide a full recourse guarantee to the banks in the event of customer non-payment.

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

On April 16, 2014, we entered into a definitive agreement to sell our Chemtura AgroSolutions business to Platform.  The transaction is subject to customary purchase price adjustments and closing conditions and is expected to close on November 3, 2014.

Corporate and Other Charges

Corporate includes costs and expenses that are of a general corporate nature or managed on a corporate basis.  These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization.  Functional costs are allocated between the business segments and general corporate expense.  Certain functional and other expenses that are managed company-wide that were allocated to the Antioxidant and Consumer Product businesses do not transfer directly under the sale agreements.  As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under earnings from discontinued operations, net of tax.  These costs approximate $5 million and $16 million for the quarter and nine months ended September 30, 2013, respectively.  Additionally, our Corporate segment included $3 million and $8 million for the quarter and nine months ended September 30, 2013, respectively, of amortization expense related directly to our Consumer Products business which has been included in earnings from discontinued operations, net of tax in our Consolidated Statement of Operations.  Facility closures, severance and related costs are primarily for severance costs related to our cost savings initiatives.

Discontinued Operations

Antioxidant Business

In April 2013, we sold our Antioxidant business.  Earnings and direct costs associated with the Antioxidant business have been presented as earnings from discontinued operations, net of tax for comparative periods.  The Antioxidant business was formerly included in the Industrial Performance Product segment.

Consumer Products

In December 2013, we sold our investment in legal entities dedicated to the Consumer Products business.  Earnings and direct costs associated with the Consumer Products business have been presented as earnings from discontinued operations, net of tax in our Consolidated Statements of Operations for comparative periods.

As a result, the Antioxidant and Consumer Products businesses have been excluded from the following segment information.

A summary of business data for our reportable segments for the quarters and nine months ended September 30, 2014 and 2013 are as follows:

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2014	2013	2014	2013
Net Sales
Petroleum additives	$169	$168	$523	$519
Urethanes	78	74	230	218
Industrial Performance Products	247	242	753	737
Bromine based & related products	157	166	491	485
Organometallics	41	42	125	123
Industrial Engineered Products	198	208	616	608
Chemtura AgroSolutions	113	119	354	342
Total net sales	$558	$569	$1,723	$1,687

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2014	2013	2014	2013
Operating Income
Industrial Performance Products	$28	$24	$81	$84
Industrial Engineered Products	5	1	17	34
Chemtura AgroSolutions	20	24	78	69
	53	49	176	187
General corporate expense, including amortization	(18)	(19)	(61)	(85)
Facility closures, severance and related costs	—	(3)	(6)	(28)
Total operating income	$35	$27	$109	$74

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

Condensed Consolidating Statement of Operations

Quarter ended September 30, 2014

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$558	$(473)	$333	$106	$592
Cost of goods sold	424	(473)	260	91	546
Selling, general and administrative	65	—	36	4	25
Depreciation and amortization	24	—	6	8	10
Research and development	10	—	3	2	5
Operating income	35	—	28	1	6
Interest expense	(12)	—	(12)	—	—
Other income (expense), net	4	—	(10)	2	12
Equity in net earnings of subsidiaries	—	(9)	9	—	—
Earnings from continuing operations before income taxes	27	(9)	15	3	18
Income tax expense	(12)	—	(2)	—	(10)
Earnings from continuing operations	15	(9)	13	3	8
Gain (loss) on sale of discontinued operations, net of tax	—	—	2	(2)	—
Net earnings	$15	$(9)	$15	$1	$8

Condensed Consolidating Statement of Operations

Nine months ended September 30, 2014

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,723	$(1,496)	$1,043	$330	$1,846
Cost of goods sold	1,311	(1,496)	850	282	1,675
Selling, general and administrative	192	—	106	12	74
Depreciation and amortization	77	—	19	23	35
Research and development	28	—	10	5	13
Facility closures, severance and related costs	6	—	2	1	3
Operating income	109	—	56	7	46
Interest expense	(35)	—	(39)	—	4
Other income (expense), net	5	—	(20)	2	23
Reorganization items, net	(1)	—	(1)	—	—
Equity in net earnings of subsidiaries	—	(65)	65	—	—
Earnings from continuing operations before income taxes	78	(65)	61	9	73
Income tax expense	(10)	—	(3)	—	(7)
Earnings from continuing operations	68	(65)	58	9	66
Earnings from discontinued operations, net of tax	1	—	1	—	—
(Loss) earnings on sale of discontinued operations, net of tax	(9)	—	1	(8)	(2)
Net earnings	$60	$(65)	$60	$1	$64

Condensed Consolidating Statement of Comprehensive Income (Loss)

Quarter ended September 30, 2014

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$15	$(9)	$15	$1	$8
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(45)	—	31	—	(76)
Unrecognized pension and other post-retirement benefit costs	4	—	3	—	1
Comprehensive (loss) income	$(26)	$(9)	$49	$1	$(67)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Nine months ended September 30, 2014

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$60	$(65)	$60	$1	$64
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(39)	—	34	—	(73)
Unrecognized pension and other post-retirement benefit costs	8	—	10	—	(2)
Comprehensive income (loss)	$29	$(65)	$104	$1	$(11)

Condensed Consolidating Balance Sheet

As of September 30, 2014

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$1,209	$—	$322	$112	$775
Intercompany receivables	—	(7,448)	3,016	2,640	1,792
Investment in subsidiaries	—	(5,964)	1,243	1,135	3,586
Property, plant and equipment	707	—	115	220	372
Goodwill	175	—	93	3	79
Other assets	288	—	137	37	114
Total assets	$2,379	$(13,412)	$4,926	$4,147	$6,718
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$423	$—	$144	$52	$227
Intercompany payables	—	(7,448)	3,077	2,921	1,450
Long-term debt	793	—	767	—	26
Other long-term liabilities	346	—	121	51	174
Total liabilities	1,562	(7,448)	4,109	3,024	1,877
Stockholders’ equity	817	(5,964)	817	1,123	4,841
Total liabilities and stockholders’ equity	$2,379	$(13,412)	$4,926	$4,147	$6,718

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2014

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$60	$(65)	$60	$1	$64
Adjustments to reconcile net earnings to net cash (used in) provided by operations:
Loss (gain) on sale of discontinued operations	9	—	(1)	8	2
Depreciation and amortization	77	—	19	23	35
Stock-based compensation expense	10	—	10	—	—
Changes in assets and liabilities, net	(179)	65	(54)	(23)	(167)
Net cash (used in) provided by operations	(23)	—	34	9	(66)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from divestments, net of transaction costs	23	—	(5)	15	13
Capital expenditures	(78)	—	(11)	(24)	(43)
Net cash used in investing activities	(55)	—	(16)	(9)	(30)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Term Loan	(110)	—	(110)	—	—
Proceeds from other long-term borrowings	17	—	—	—	17
Payments on other long-term borrowings	(3)	—	(1)	—	(2)
Payments on other short-term borrowings, net	(1)	—	—	—	(1)
Common shares acquired	(227)	—	(227)	—	—
Proceeds from the exercise of stock options	8	—	8	—	—
Net cash (used in) provided by financing activities	(316)	—	(330)	—	14
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(10)	—	—	—	(10)
Change in cash and cash equivalents	(404)	—	(312)	—	(92)
Cash and cash equivalents at beginning of period	549	—	317	—	232
Cash and cash equivalents at end of period	$145	$—	$5	$—	$140

Condensed Consolidating Statement of Operations

Quarter ended September 30, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$569	$(509)	$362	$129	$587
Cost of goods sold	448	(509)	330	113	514
Selling, general and administrative	58	—	27	4	27
Depreciation and amortization	24	—	7	9	8
Research and development	9	—	4	1	4
Facility closures, severance and related costs	3	—	3	—	—
Operating income (loss)	27	—	(9)	2	34
Interest expense	(14)	—	(16)	—	2
Loss on early extinguishment of debt	(50)	—	(50)	—	—
Other (expense) income, net	(4)	—	(6)	(1)	3
Equity in net earnings of subsidiaries	—	(45)	45	—	—
(Loss) earnings from continuing operations before income taxes	(41)	(45)	(36)	1	39
Income tax (expense) benefit	(3)	—	1	—	(4)
(Loss) earnings from continuing operations	(44)	(45)	(35)	1	35
Earnings (loss) from discontinued operations, net of tax	7	—	(1)	6	2
(Loss) gain on sale of discontinued operations, net of tax	(3)	—	(4)	—	1
Net (loss) earnings	$(40)	$(45)	$(40)	$7	$38

Condensed Consolidating Statement of Operations

Nine months ended September 30, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,687	$(1,357)	$1,118	$353	$1,573
Cost of goods sold	1,310	(1,357)	970	300	1,397
Selling, general and administrative	169	—	81	12	76
Depreciation and amortization	76	—	21	32	23
Research and development	27	—	11	5	11
Facility closures, severance and related costs	28	—	15	—	13
Equity loss	3	—	—	—	3
Operating income	74	—	20	4	50
Interest expense	(45)	—	(50)	—	5
Loss on early extinguishment of debt	(50)	—	(50)	—	—
Other income (expense), net	11	—	(11)	(1)	23
Reorganization items, net	(1)	—	(1)	—	—
Equity in net earnings of subsidiaries	—	(46)	46	—	—
(Loss) earnings from continuing operations before income taxes	(11)	(46)	(46)	3	78
Income tax expense	(24)	—	—	—	(24)
(Loss) earnings from continuing operations	(35)	(46)	(46)	3	54
Earnings from discontinued operations, net of tax	28	—	2	22	4
Loss on sale of discontinued operations, net of tax	(149)	—	(112)	—	(37)
Net (loss) earnings	$(156)	$(46)	$(156)	$25	$21

Condensed Consolidating Statement of Comprehensive Income (Loss)

Quarter ended September 30, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net (loss) earnings	$(40)	$(45)	$(40)	$7	$38
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	25	—	(20)	3	42
Unrecognized pension and other post-retirement benefit costs	5	—	4	—	1
Comprehensive (loss) income	$(10)	$(45)	$(56)	$10	$81

Condensed Consolidating Statement of Comprehensive Income (Loss)

Nine months ended September 30, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net (loss) earnings	$(156)	$(46)	$(156)	$25	$21
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(16)	—	(10)	2	(8)
Unrecognized pension and other post-retirement benefit costs	142	—	141	—	1
Comprehensive (loss) income	$(30)	$(46)	$(25)	$27	$14

Condensed Consolidating Balance Sheet

As of December 31, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$1,525	$—	$571	$121	$833
Intercompany receivables	—	(7,671)	2,681	2,349	2,641
Investment in subsidiaries	—	(7,277)	1,530	1,135	4,612
Property, plant and equipment	717	—	121	215	381
Goodwill	179	—	93	3	83
Other assets	283	—	137	44	102
Total assets	$2,704	$(14,948)	$5,133	$3,867	$8,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$484	$—	$244	$39	$201
Intercompany payables	—	(7,671)	2,944	2,583	2,144
Long-term debt	781	—	764	—	17
Other long-term liabilities	440	—	182	54	204
Total liabilities	1,705	(7,671)	4,134	2,676	2,566
Stockholders’ equity	999	(7,277)	999	1,191	6,086
Total liabilities and stockholders’ equity	$2,704	$(14,948)	$5,133	$3,867	$8,652

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(156)	$(46)	$(156)	$25	$21
Adjustments to reconcile net (loss) earnings to net cash provided by operations:
Loss on sale of discontinued operations	149	—	112	—	37
Release of cumulative translation adjustment from liquidation of entities	(15)	—	—	—	(15)
Loss on early extinguishment of debt	50	—	50	—	—
Depreciation and amortization	93	—	21	38	34
Stock-based compensation expense	11	—	11	—	—
Equity loss	1	—	—	—	1
Changes in assets and liabilities, net	(74)	46	(36)	(23)	(61)
Net cash provided by operations	59	—	2	40	17
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from divestments, net	91	—	(4)	—	95
Payments for acquisitions, net of cash acquired	(3)	—	—	—	(3)
Capital expenditures	(124)	—	(14)	(35)	(75)
Net cash (used in) provided by investing activities	(36)	—	(18)	(35)	17
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 2021 Senior Notes	450	—	450	—	—
Payments on 2018 Senior Notes, includes premium on tendering of notes	(395)	—	(395)	—	—
Payments on Term Loan	(102)	—	(102)	—	—
Proceeds from other long-term borrowings	27	—	7	—	20
Payments on other long-term borrowings	(3)	—	—	—	(3)
Payments on other short-term borrowings, net	(1)	—	—	—	(1)
Common shares acquired	(50)	—	(50)	—	—
Payment for debt issuance costs	(8)	—	(8)	—	—
Proceeds from exercise of stock options	6	—	6	—	—
Net cash (used in) provided by financing activities	(76)	—	(92)	—	16
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(1)	—	—	—	(1)
Change in cash and cash equivalents	(54)	—	(108)	5	49
Cash and cash equivalents at beginning of period	365	—	193	—	172
Cash and cash equivalents at end of period	$311	$—	$85	$5	$221

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

In December 2013, we sold our investment in the dedicated legal entities that constituted our Consumer Products business (the “Consumer Products Sale”), including dedicated manufacturing plants in the U.S. and South Africa, to KIK Custom Products Inc. (“KIK”).  Earnings and direct costs associated with the Consumer Products business have been presented as earnings from discontinued operations, net of tax for the current and comparative periods (for further discussion, see Note 2 — Acquisitions and Divestitures in our Notes to Consolidated Financial Statements).

In April 2014, we entered into a Stock and Asset Purchase Agreement (“SAPA”) to sell our Chemtura AgroSolutions business to Platform Specialty Products Corporation (“Platform”) for approximately $1 billion, consisting of $950 million in cash and 2 million shares of Platform’s common stock.  The transaction is subject to customary purchase price adjustments and closing conditions and is expected to close on November 3, 2014.  As a result of entering into the SAPA, in April 2014, we met the criteria to present the assets and liabilities that form part of the transaction under the SAPA as assets held for sale.

Under the terms of the SAPA, we will retain most of the property, plant and equipment used to manufacture products for the  Chemtura AgroSolutions business and will continue to manufacture products for Platform under several supply agreements and a tolling agreement (collectively, the “supply agreements”) with minimum terms of between two and four years.  Due to the significant gross cash flows associated with these supply agreements, the Chemtura AgroSolutions business does not meet the criteria to be presented as a discontinued operation.  As a result, we will continue to present the results of operations of the Chemtura AgroSolutions business as one of our segments and continue to reflect the operations of the business as part of our continuing operations until sold.  Following the sale, we will account for the supply agreements as part of our continuing operations.

We have evaluated the recoverability of the assets and liabilities of Chemtura AgroSolutions during the second and third quarters of 2014 and determined that no impairment existed.

THIRD QUARTER RESULTS

Overview

Consolidated net sales for the third quarter of 2014 were $558 million or $11 million lower than the third quarter of 2013 due to lower sales volume of $15 million and unfavorable foreign currency translation of $2 million, offset by higher selling prices of $6 million.  Our Industrial Performance Products segment experienced overall higher net sales which were more than offset by lower sales in our Industrial Engineered Products and Chemtura AgroSolutions segments.  Industrial Performance Products segment saw improved selling prices for certain of our petroleum additive products and higher sales volume for our urethane products as a result of increased demand for industrial foam and oil and gas applications. This volume increase was partly offset by a decrease in volume for certain of our petroleum additive products used in general industrial and marine applications. Industrial Engineered Products reported lower sales volumes primarily due to market demand from electronic connector and furniture foam flame retardant applications as well as the impact from excess polyolefin catalysts industry capacity and the seasonal timing of fumigant sales.  These volume decreases were offset in part by continued adoption of our Emerald Innovation TM 3000 product as customers continue to switch to this “greener” alternative from the traditional HBCD flame retardant used in styrene based insulation foam applications as well as the increased demand for our tin specialty products and for our clear brine fluids used in deep well oil and gas production.  Chemtura AgroSolutions volumes were impacted by temporary supply issues related to miticide products which effected sales in both North America and Asia coupled with timing of grower demand that drove higher volume in the first half of 2014.  Industrial Performance Products saw a modest improvement in selling prices as compared with the third quarter of 2013 primarily related to certain of our petroleum additive products.  Selling prices continue to remain weak for Industrial Engineered Products as a result of competitive pressures particularly in electronics applications and organometallic polymerization catalyst components, but remained essentially flat compared to the same quarter in 2013.  Chemtura AgroSolutions selling prices increased compared to the same quarter in 2013, but much of that gain was lost to the impact of weaker foreign exchange rates.

Gross profit for the third quarter of 2014 was $134 million, an increase of $13 million compared with the third quarter of 2013.  Gross profit as a percentage of net sales increased to 24% for the third quarter of 2014 as compared with 21% for the third quarter of 2013.  The increase in gross profit was due to favorable manufacturing costs and variances of $6 million, higher selling prices of $6 million, a decrease in charges for excess inventory of $5 million and a decrease in other costs of $2 million, partly offset by higher raw material costs of $2 million, unfavorable sales volume and product mix changes of $2 million and unfavorable foreign currency translation of $2 million.

Selling, general and administrative (“SG&A”) expenses of $65 million were $7 million higher than the third quarter of 2013, primarily the result of costs associated with the sale of our Chemtura AgroSolutions business which were $6 million higher than the same quarter last year, additional bad debt charges of $5 million related to Chemtura AgroSolutions, $4 million of higher costs associated with other strategic initiatives compared with our strategic initiatives in 2013, a non-recurring $2 million gain on the sale of property in 2013, offset by an adjustment related to a UK pension matter in 2014 of $4 million, $2 million lower amortization of asset retirement obligations, and reductions in employee costs and benefits related to our restructuring programs.

Depreciation and amortization expense was $24 million in the third quarters of 2014 and 2013.

Research and development expense (“R&D”) of $10 million was $1 million higher than the third quarter of 2013.

Facility closures, severance and related costs were $3 million in the third quarter of 2013.  During the first quarter of 2013, our Board of Directors (the “Board”) approved a restructuring plan providing for, among other things, actions to reduce stranded costs related to ongoing strategic initiatives.  The expense in 2013 primarily related to the cost of severance and professional fees associated with this initiative.

Interest expense was $12 million during the third quarter of 2014 which was $2 million lower than 2013, primarily as a result of our debt refinancing activities during the second half of 2013 and the repayment of $110 million of our Term Loan in January 2014.

Loss on the early extinguishment of debt of $50 million in the third quarter of 2013 included $42 million for the difference between the principal amount of the 2018 Senior Notes tendered and the sum of the tender offer consideration and consent payments and $8 million for the write-off of unamortized capitalized financing costs and original issuance discount with respect to the 2018 Senior Notes purchased under the tender offer.

Other income, net was $4 million in the third quarter of 2014 compared with expense of $4 million in the third quarter of 2013.  Other income (expense), net primarily reflected realized and unrealized foreign exchange gains or losses

Income tax expense reported for the third quarter of 2014 was $12 million compared with $3 million in the third quarter of 2013.  The tax expense reported for the third quarter of 2014 included approximately $10 million of foreign withholding taxes on dividends paid.  The tax expense reported in the third quarter of 2013 related to taxable income of certain of our international subsidiaries.  In the third quarters of 2014 and 2013, we have offset our current quarter U.S. income with net operating loss carryforwards and reduced the associated valuation allowance.  We will continue to adjust our tax provision through the establishment or reduction of non-cash valuation allowances until we determine that it is more-likely than not that the net deferred tax assets associated with our U.S. operations will be utilized.

Net earnings from continuing operations for the third quarter of 2014 were $15 million, or $0.17 per diluted share, as compared with a net loss from continuing operations of $44 million, or $0.45 per diluted share, for the third quarter of 2013.

Earnings from discontinued operations, net of tax for the third quarter of 2013, was $7 million, or $0.07 per diluted share, which represents the Consumer Products business.

The loss on sale of discontinued operations, net of tax for the third quarter of 2013, was $3 million, or $0.03 per diluted share, related to the sale of the Antioxidant business.

The following is a discussion of the results of our segments for the third quarter ended September 30, 2014.

Industrial Performance Products

Our Industrial Performance Products segment delivered an increase in net sales for the third quarter of 2014 compared with the same quarter of 2013.  The sales increased due to higher selling prices, improved mix for petroleum additives products and higher sales of our urethane products used in oil and gas applications.  Increases in selling prices were offset with higher raw material costs.  Additionally, Industrial Performance Products saw an improvement in manufacturing costs at our plants which was offset with unfavorable inventory adjustments and higher SG&A and R&D (collectively, “SGA&R”) costs primarily associated with our investment in business excellence initiatives.

Net sales were $247 million in the third quarter of 2014, an increase of $5 million compared with the same period last year.  The increase resulted from $3 million in higher sales volume and $2 million from higher sales prices.

Operating income of $28 million in the third quarter of 2014 increased $4 million compared with last year.  Operating income benefited from sales volume increases and product mix changes of $2 million, higher selling prices of $2 million, favorable manufacturing costs and variances of $2 million, lower accelerated recognition of asset retirement obligations of $2 million and a decrease in other costs of $2 million, partly offset by higher raw material costs of $4 million and higher SGA&R costs of $2 million.

Industrial Engineered Products

Industrial Engineered Products segment saw lower net sales but higher operating income for the third quarter of 2014 compared with the same quarter of 2013.  Net sales reflected lower sales volumes primarily due to market demand from electronic connector and furniture foam flame retardant applications as well as the impact from excess polyolefin catalysts industry capacity and the seasonal timing of fumigant sales.  These volume decreases were offset in part by continued adoption of our Emerald Innovation TM 3000 product as customers continue to switch to this “greener” alternative from the traditional HBCD flame retardant used in styrene based insulation foam applications as well as increased demand for our tin specialty products and for our clear brine fluids used in deep well oil and gas production.  Selling prices continued to remain weak as a result of competitive pressures particularly in electronics applications and organometallic polymerization catalyst components, but remained essentially flat compared to the same quarter in 2013.  Operating income reflected lower raw material and manufacturing costs and a reduction in charges for excess inventory of $5 million compared to the third quarter of 2013.  SGA&R increased slightly from the previous year’s third quarter due to costs associated with advocacy related to the use of our flame retardant products and our business excellence initiatives.

Net sales decreased by $10 million to $198 million for the third quarter of 2014 reflecting an $11 million decrease in sales volume, partly offset by $1 million in higher selling prices.

Operating income of $5 million in the third quarter of 2014 increased $4 million compared with the same period last year.  The increase reflected favorable manufacturing costs and variances of $2 million, $5 million of lower charges for excess inventory, lower raw material costs of $4 million and higher selling prices of $1 million, partly offset by lower sales volume and product mix changes of $6 million and an increase in other costs of $2 million.

Chemtura AgroSolutions

Our Chemtura AgroSolutions segment delivered lower net sales and operating income for the third quarter of 2014 compared with the same quarter in 2013.  This quarter, sales volumes were impacted by temporary supply issues related to miticide products which effected sales in both North America and Asia coupled with timing of grower demand that drove higher volume in the first half of 2014.  We saw a modest gain in selling prices which were partly offset by the effects of unfavorable foreign currency translation.  Operating income reflected the benefit of favorable product mix but was offset by the decline in net sales, increased manufacturing costs and variances, unfavorable foreign exchange and an increase in bad debt reserves related to certain customers in Brazil and Kazakhstan.

Net sales decreased by $6 million to $113 million for the third quarter of 2014 from $119 million in the same quarter of 2013.  The decrease reflected $7 million in lower sales volume and $2 million in unfavorable foreign currency translation, partly offset by $3 million in higher selling prices.

Operating income decreased $4 million to $20 million in the third quarter of 2014 compared with $24 million in the third quarter of 2013, primarily reflecting an increase in bad debt charges of $5 million.  Manufacturing costs and raw material costs increased by $3 million and $2 million, respectively and the impact of unfavorable foreign currency translation was $2 million. These impacts were offset by higher selling prices of $3 million, favorable sales volume and product mix changes of $2 million and a decrease in other costs of $3 million.

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

Corporate expense was $18 million in the third quarter of 2014, which included amortization expense related to intangible assets and depreciation expense of $4 million.  In comparison, corporate expense was $19 million in the third quarter of 2013, which included amortization expense related to intangible assets and depreciation expense of $4 million.  The decrease is primarily due to a reduction in stranded costs related to the Consumer Products business which we sold in 2013 and an adjustment related to a UK pension matter in 2014, offset by an increase in $6 million for expenses associated with the sale of our Chemtura AgroSolutions business.

Certain functional and other expenses that are managed company-wide are allocated to our segments.  The portion of such costs allocated to the Consumer Products business did not transfer directly under the respective sale agreements.  As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under earnings from discontinued operations, net of tax.  Costs related to the Consumer Products business were eliminated during the first half of 2014 such that there was no expense in the third quarter of 2014 and were $5 million for the third quarter of 2013.  Additionally, our Corporate segment had included $3 million for the third quarter of 2013 of amortization expense related directly to our Consumer Products business which has now been presented in earnings from discontinued operations, net of tax in our Consolidated Statement of Operations for that period.

YEAR TO DATE RESULTS

Overview

Consolidated net sales for the nine months ended September 30, 2014 were $1,723 million or $36 million higher than the nine months ended September 30, 2013 driven by higher sales volume of $36 million and higher selling prices of $2 million, offset by unfavorable foreign currency translation of $2 million.  Industrial Performance Products improvement was driven by increased sales volume for our urethane products related to industrial foam, general industrial and oil and gas applications and increased selling prices for certain of our petroleum additive products coupled with favorable foreign currency translation.  Industrial Engineered Products segment volume growth reflected an increase in the sales of our Emerald Innovation TM 3000 product as customers switched to this “greener” alternative flame retardant from the traditional HBCD flame retardant used in styrene based insulation foam applications.  Chemtura AgroSolutions benefited in Latin America from a strong soybean market and the expansion of cultivated acreage.  In North America in the early part of the year we saw increased demand for miticides causing some supply constraints in the most recent quarter.  Lower average selling prices in our Industrial Engineered Products segment offset most of the volume gains in that segment. Increases in average selling prices in our Chemtura AgroSolutions segment were partly offset by the impact of unfavorable foreign currency translation.

Gross profit for the nine months ended September 30, 2014 was $412 million, an increase of $35 million compared with the nine months ended September 30, 2013.  Gross profit as a percentage of net sales increased to 24% for the nine months ended September 30, 2014 as compared with 22% for the nine months ended September 30, 2013.  The increase in gross profit was due to the absence of a $21 million environmental reserve adjustment recorded in 2013 for a legacy non-operating site in France, favorable sales volume and product mix changes of $20 million and higher selling prices of $2 million, partly offset by higher distribution costs of $4 million, unfavorable manufacturing costs of $3 million which included increases to our inventory reserves and an increase in other net costs of $1 million.

SG&A expenses of $192 million were $23 million higher than the nine months ended September 30, 2013, primarily the result of costs associated with the sale of our Chemtura AgroSolutions business which were $17 million higher than in 2013, an additional $8 million related to our investment in business excellence initiatives in 2014 compared with 2013, $7 million in additional bad debt charges, $2 million related to a non-recurring favorable pension adjustment in the first half of 2013, offset in part by a $2 million adjustment related to a UK pension matter, $2 million of lower amortization of asset retirement obligations and reductions in employee costs and benefits related to our restructuring programs.

Depreciation and amortization expense of $77 million was $1 million higher than the nine months ended September 30, 2013, primarily due to accelerated depreciation of property, plant and equipment in 2014.

R&D of $28 million was $1 million higher than the nine months ended September 30, 2013.

Facility closures, severance and related costs were $6 million in the nine months ended September 30, 2014 compared with $28 million in the nine months ended September 30, 2013.  During the first quarter of 2013, our Board approved a restructuring plan providing for, among other things, actions to reduce stranded costs related to the Antioxidant Sale and the Consumer Products Sale.  During the second quarter of 2014, our Board approved the shutdown of our Adrian, MI facility, and management implemented further cost savings initiatives in line with the plan approved by the Board in 2013.  The expense in 2014 and 2013 primarily related to the cost of severance and professional fees associated with these initiatives.

Interest expense was $35 million during the nine months ended September 30, 2014 which was $10 million lower than 2013, primarily as a result of our debt refinancing activities during the second half of 2013 and the repayment of $110 million of our Term Loan in January 2014.

Loss on the early extinguishment of debt of $50 million in the nine months ended September 30, 2013 included $42 million for the difference between the principal amount of the 2018 Senior Notes tendered and the sum of the tender offer consideration and consent payments and $8 million for the write-off of unamortized capitalized financing costs and original issuance discount with respect to the 2018 Senior Notes purchased under the tender offer.

Other income, net was $5 million in the nine months ended September 30, 2014 compared with $11 million in the nine months ended September 30, 2013.  During 2013, we recognized a gain of $15 million related to the release of cumulative translation adjustments associated with the rationalization of certain European subsidiaries that are no longer required.

Income tax expense in the nine months ended September 30, 2014 was $10 million compared with $24 million in the nine months ended September 30, 2013.  The tax expense reported for 2014 included approximately $10 million of foreign withholding taxes on dividends paid and a benefit for approximately $15 million related to an unrecognized tax benefit that had been recorded for an international jurisdiction in prior years.  The tax benefit was recorded after reaching an agreement with the international jurisdiction that effectively settled the prior year liability.  The tax expense reported in 2013 related to taxable income of certain of our international subsidiaries.  In the nine months ended September 30, 2014 and 2013, we have offset our current year-to-date U.S. income with net operating loss carryforwards and reduced the associated valuation allowance.  We will continue to adjust our tax provision through the establishment or reduction of non-cash valuation allowances until we determine that it is more-likely than not that the net deferred tax assets associated with our U.S. operations will be utilized.

Net earnings from continuing operations for the nine months ended September 30, 2014 were $68 million, or $0.72 per diluted share, as compared with a net loss from continuing operations of $35 million, or $0.36 per diluted share, for the nine months ended September 30, 2013.

Earnings from discontinued operations, net of tax for the nine months ended September 30, 2014, was $1 million, or $0.01 per diluted share, as compared with $28 million, or $0.29 per diluted share, for the nine months ended September 30, 2013.  Discontinued operations comprise the Antioxidant and Consumer Products businesses.

Loss on sale of discontinued operations, net of tax for the nine months ended September 30, 2014, was $9 million, or $0.10 per diluted share, which represented the finalization of the working capital adjustment related to the sale of the Antioxidant business coupled with the finalization of working capital adjustments, transaction costs and fees associated with the Consumer Products Sale.  The loss on sale of discontinued operations, net of tax for nine months ended September 30, 2013, was $149 million, or $1.52 per diluted share, related to the sale of the Antioxidant business.  The loss in 2013 included $119 million of non-cash charges related to the release of accumulated other comprehensive loss (“AOCL”) associated with the pension obligations that were transferred, the release of cumulative translation adjustments and the release of our non-controlling interest in a joint venture.

The following is a discussion of the results of our segments for the nine months ended September 30, 2014.

Industrial Performance Products

Our Industrial Performance Products segment reported an increase in net sales for the nine months ended September 30, 2014 compared with the same period in 2013.  The increase in net sales reflected higher selling prices for certain of our petroleum additives products and improved customer demand for our urethane products as compared to the same nine months of 2013. Increased demand for urethanes products was driven by general industrial and oil and gas applications.  Improvement in net sales was offset by higher raw material and distribution costs, unfavorable manufacturing variances and inventory adjustments. Operating income was also unfavorably impacted by higher SG&A and R&D (collectively, “SGA&R”) costs which were primarily associated with our investment in business excellence initiatives.

Net sales were $753 million in the nine months ended September 30, 2014, an increase of $16 million compared with the same period last year.  The increase reflected $11 million in higher sales volume, $3 million in higher selling prices and $2 million from favorable foreign currency translation.

Operating income of $81 million in the nine months ended September 30, 2014 decreased $3 million compared with last year.  Operating income reflected higher raw material costs of $9 million, unfavorable manufacturing costs and variances of $5 million, accelerated depreciation of property, plant and equipment of $4 million and higher SGA&R costs of $7 million, partly offset by the benefit of sales volume increases and product mix changes of $13 million, favorable foreign currency translation of $5 million, higher selling prices of $3 million and a decrease in other costs of $1 million.

Industrial Engineered Products

Our Industrial Engineered Products segment reported an increase in net sales for the nine months ended September 30, 2014, primarily due to a significant increase in demand for our Emerald Innovation TM 3000 product as customers switched to this “greener” alternative to the traditional HBCD flame retardant styrene based insulation foam applications which was partly offset by overall lower average selling prices.  While the segment showed an overall improvement in net sales, unfavorable product mix driven by lower margin tin specialty products, higher raw material costs and increased inventory charges over the prior year offset any gains.  The additional excess and lower of cost and market inventory reserves recorded in the first quarter of 2014 primarily related to the reduced demand and lower prices for the HBCD brominated flame retardants used in insulation foam applications.  SGA&R costs were higher than in the same period of 2013 primarily due to costs associated with advocacy related to the use of flame retardants and our investment in business excellence initiatives.

Net sales increased by $8 million to $616 million for the nine months ended September 30, 2014 reflecting a $17 million increase in sales volume and $2 million from favorable foreign currency translation, partly offset by $11 million in lower selling prices.

Operating income of $17 million in the nine months ended September 30, 2014 decreased $17 million from $34 million in the nine months ended September 30, 2013.  The decrease reflected lower selling prices of $11 million, a decrease due to product mix of $8 million, higher SGA&R costs of $4 million and an increase in other costs of $2 million, partly offset by lower raw material costs of $8 million.

Chemtura AgroSolutions

Our Chemtura AgroSolutions segment generated higher net sales and operating income for the nine months ended September 30, 2014 compared with the same period in 2013.  Chemtura AgroSolutions experienced strong demand in Latin America due both to a high level of demand for pest control in the soybean market and the growth in cultivated acreage.  Our European region experienced favorable weather conditions in Europe toward the end of the first half of 2014.  There was some supply constraints on certain miticides in North America in the most recent months which offset some of the gains in the first half of 2014. Overall higher volumes and improved selling prices offset the unfavorable effect of foreign currency translation.  Operating income reflected the benefit of favorable volume and product mix changes and lower raw material costs partly offset by higher SGA&R, due primarily to an increase in our bad debt reserves related to certain customers in Brazil and Kazakhstan, and the impact of unfavorable foreign currency translation.

Net sales increased by $12 million to $354 million for the nine months ended September 30, 2014 from $342 million in the same period of 2013.  The increase reflected $10 million in higher selling prices and $8 million in higher sales volume, partly offset by $6 million of unfavorable foreign currency translation.

Operating income increased $9 million to $78 million in the nine months ended September 30, 2014 compared with $69 million in the nine months ended September 30, 2013, reflecting favorable sales volume and product mix changes of $15 million and higher selling prices of $10 million, partly offset by higher SGA&R of $10 million and unfavorable foreign currency translation of $6 million.  The higher SGA&R included an increase in bad debt charges of $7 million.

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

Corporate expense was $61 million in the nine months ended September 30, 2014, which included amortization expense related to intangible assets and depreciation expense of $12 million.  In comparison, corporate expense was $85 million in the nine months ended September 30, 2013, which included amortization expense related to intangible assets and depreciation expense of $14 million.  The decrease is primarily due to a $21 million environmental reserve adjustment recorded in 2013 for a legacy non-operating site in France, a reduction in stranded costs related to the sale of the Antioxidant and Consumer Products businesses and an adjustment related to a UK pension matter in 2014, offset by $17 million increase in costs associated with the sale of the Chemtura AgroSolutions business.

Certain functional and other expenses that are managed company-wide are allocated to our segments.  The portion of such costs allocated to the Antioxidant and Consumer Products businesses did not transfer directly under the respective sale agreements.  As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under earnings (loss) from discontinued operations, net of tax.  Costs related to the Antioxidant business were eliminated during the first half of 2013 such that there was no expense in the nine months ended September 30, 2014 and were $6 million for the nine months ended September 30, 2013.  Costs related to the Consumer Products business were less than $1 million and $10 million for the nine months ended September 30, 2014 and 2013, respectively.  Additionally, our Corporate segment had included $8 million for the nine months ended September 30, 2013 of amortization expense related directly to our Consumer Products business which is presented in earnings on discontinued operations, net of tax in our Consolidated Statement of Operations for each period.

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

During 2013, we took steps to increase our liquidity and provide additional operating flexibility under our debt covenants through our refinancing actions.  The sale of our Antioxidants and Consumer Products businesses provided additional liquidity and allowed us to further reduce our Term Loan by $110 million in January 2014 and repurchase 9.5 million shares of our common stock at a cost of $227 million under our share repurchase program during the nine months ended September 30, 2014.  We also implemented restructuring programs that eliminated stranded costs associated with the sale of our Antioxidants and Consumer Products businesses as well as reduce costs in our remaining businesses.  The expected closing of the sale of our Chemtura AgroSolutions business will provide substantial additional liquidity.  The following is a discussion of significant factors affecting our liquidity and use of capital resources.

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

At September 30, 2014, we had no borrowings under the 2018 ABL Facility.  However, we had $15 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility.  At September 30, 2014, we had approximately $232 million of undrawn availability under the 2018 ABL Facility.

These financing facilities contain covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures.  As of September 30, 2014, we were in compliance with the covenant requirements of these financing facilities.

We have a 5 year secured credit facility of CNY 250 million (approximately $40 million) available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch (“ABC Bank”).  The China Bank Facility has been used for funding construction of our manufacturing facility in Nantong, China and is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd.  At September 30, 2014, we had borrowings of $31 million under the China Bank Facility.  Repayments of principal will be made in semi-annual installments from December 2014 through December 2017.

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

Share Repurchase Program

In November 2013, our Board of Directors (the “Board”) authorized an increase in our share repurchase program to $291 million and extended the program through November 9, 2014.  In May 2014, the Board authorized a further increase in the share repurchase program by $100 million, up to $391 million in the aggregate when combined with the November 2013 authorization, of which $68 million remained as of September 30, 2014.  The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the SEC.  We repurchased 9.5 million shares of our common stock under our share repurchase program at a cost of $227 million during the nine months ended September 30, 2014.  From the inception of the share repurchase program in October 2011 through September 30, 2014, we have repurchased 15.3 million shares of our common stock at a cost of $323 million in the aggregate.  On October 15, 2014, the Board approved a new share repurchase authorization under our share repurchase program of up to $500 million conditioned upon the sale of the Chemtura AgroSolutions business.  The new share repurchase authorization will expire on December 1, 2015.

Consumer Products Divestiture

In December 2013, we sold our investment in the dedicated legal entities that constituted our Consumer Products business, including dedicated manufacturing plants in the U.S. and South Africa, to KIK Custom Products Inc. (“KIK”) for $300 million and the assumption by KIK of pension and other liabilities totaling approximately $8 million.  The purchase price was subject to customary post-closing adjustments, primarily for working capital and assumed pension liabilities.  The agreement specified a value of working capital based upon a twelve-month average against which working capital would be measured.  To the extent working capital at closing was lower than this value, KIK would be compensated for the difference.  If working capital was higher, we would be compensated.  The impact of some of these adjustments was estimated in the cash paid at closing.  In March 2014, KIK made an advance payment of $9 million ahead of the final adjustments.  In July 2014, the parties reached agreement on the post-closing working capital and indebtedness adjustments.  The remaining payment of $5 million due from KIK was received in July 2014.

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

During the nine months ended September 30, 2014, we recognized a pre-tax loss of $8 million ($8 million after-tax) primarily for transaction costs and post-closing adjustments and obligations which is included in loss on sale of discontinued operations, net of tax in our Consolidated Statement of Operations.

Earnings and direct costs associated with the Consumer Products business for the periods prior to the date of sale have been presented as earnings from discontinued operations, net of tax for the comparative periods.

For further discussion of the Consumer Products Sale, see Note 2 - Acquisitions and Divestitures in our Notes to Consolidated Financial Statements.

Antioxidant Divestiture

In April 2013, we completed the sale of our Antioxidant business to SK Blue Holdings, Ltd. (“SK”) and Addivant USA Holdings Corp. (“Addivant”) for $97 million in cash, $9 million in preferred stock issued by Addivant, and the assumption by SK and Addivant of pension, environmental and other liabilities totaling approximately $91 million.  Additionally, we paid $2 million in cash consideration as part of a pre-closing adjustment.  The agreement provided for a working capital adjustment to be determined after the initial sale.  In the nine months ended September 30, 2014, we recognized a pre-tax loss of $1 million ($1 million after-tax) primarily related to the final settlement of the working capital adjustment.  We received the final payment for the remaining working capital adjustment of $4 million in March 2014.

Included as part of the consideration, we received 9.2 million shares of Series A Preferred Stock of Addivant with a face value of $9 million.  These shares accrue dividends at escalating rates beginning at 7% in the first year and up to 11% in the third year and beyond which are payable upon declaration and which become preferential payments in liquidation if not declared and paid by Addivant.  Addivant did not declare any dividends through September 30, 2014.

In connection with the sale, we entered into several ancillary agreements, including supply agreements, a distribution agreement and a transition services agreement.

Earnings and direct costs associated with the Antioxidant business for the periods prior to the date of sale have been presented as earnings from discontinued operations, net of tax for the comparative periods.

For further discussion of the Antioxidant Sale, see Note 2 — Acquisitions and Divestitures in our Notes to Consolidated Financial Statements.

Solaris Acquisition

In September 2012, we announced that we entered into a Business Transfer Agreement (“BTA”) with Solaris ChemTech Industries Limited (“Solaris ChemTech”), an Indian Company, and Avantha Holdings Limited, an Indian Company and the parent company of Solaris ChemTech (collectively, “Solaris”).  As provided in the BTA, we had agreed to purchase from Solaris certain assets used in the manufacture and distribution of bromine and bromine chemicals.  In September 2014, the BTA was terminated due to the inability to satisfy certain conditions precedent to the closing and the changes in bromine market conditions since 2012.  Neither party incurred any early termination penalties.

Chemtura AgroSolutions

In April 2014, we entered into a Stock and Asset Purchase Agreement to sell our Chemtura AgroSolutions business to Platform Specialty Products Corporation (“Platform”) for approximately $1 billion, comprising $950 million in cash and 2 million shares of Platform’s common stock.  The transaction is subject to customary purchase price adjustments and closing conditions and is expected to close on November 3, 2014.

Restructuring Initiatives

We are currently in the process of developing plans to eliminate stranded costs after the sale of our Chemtura AgroSolutions business, which is expected to close on November 3, 2014 as well as to reduce our global manufacturing costs.  We are also reviewing initiatives related to certain of our businesses in an effort to improve operating performance.  Some of the plans and initiatives being developed may require us to incur certain restructuring costs.  We anticipate requesting approval for these restructuring actions from our Board in the fourth quarter of 2014 and will record the applicable restructuring charges upon approval of a plan or as the expenses are incurred.

In June 2014, as a result of KIK not exercising its option to purchase the net assets of the Adrian, MI facility, our Board approved the closure of this facility, which is expected to occur around mid-2015.  Additionally, during the second quarter of 2014, our management approved further actions to consolidate our business’ organizational structure, which are in line with the restructuring actions approved by the Board in 2013.  We expect the total cost of these initiatives to be approximately $7 million to $9 million, of which we recorded a pre-tax charge of $4 million in the second quarter of 2014, which included $3 million for severance and related costs and $1 million for accelerated asset retirement obligations related to the Adrian facility. We expect to incur the remaining costs primarily for decommissioning and accelerated depreciation by mid-2015.

In February 2013, our Board approved a restructuring plan providing for, among other things, actions to reduce stranded costs related to divestitures.  This plan is expected to preserve pre-divestiture operating margins following our portfolio changes.  On October 9, 2013, the Board approved additional restructuring actions to consolidate our business’ organizational structure in an effort to streamline the organization and gain efficiencies and additional cost savings.  In December 2013, we substantially completed employee communications and the consultation process regarding the closure of our Droitwich, UK facility and consolidation of those operations into our Perth Amboy, NJ facility, in order to improve our competitiveness in the current economic environment.  We recorded a pre-tax charge of $44 million in the year ended December 31, 2013, which included $27 million for severance and related costs, $15 million for professional fees, $1 million for accelerated depreciation of property, plant and equipment, and $1 million for accelerated asset retirement obligations.  We recorded a pre-tax charge of $5 million in the first quarter of 2014 which included $1 million for severance and related costs, $1 million related to professional fees, and $3 million for accelerated depreciation of property, plant and equipment.  We recorded a pre-tax charge of $2 million in the second quarter of 2014 which included $1 million for severance and professional fees and $1 million for accelerated depreciation of property, plant and equipment.  We recorded a pre-tax charge of $1 million in the third quarter of 2014 primarily for accelerated asset retirement obligations and the write-off of property, plant and equipment.  We expect to incur approximately $1 million to $2 million for the remainder of 2014 and early 2015 primarily for decommissioning costs.

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

Cash Flows from Operating Activities

Net cash used in operating activities was $23 million for the nine months ended September 30, 2014 compared with net cash provided by operating activities of $59 million in the same period last year.  Changes in key working capital accounts are summarized below:

Favorable (unfavorable)	Nine months ended
(In millions)	September 30, 2014	September 30, 2013
Accounts receivable	$(98)	$(29)
Inventories	(34)	(29)
Accounts payable	26	24
Pension and post-retirement health care liabilities	(43)	(43)

During the nine months ended September 30, 2014, accounts receivable increased in all segments by $98 million since December 31, 2013, primarily driven by our Chemtura AgroSolutions and Industrial Performance segments.  Chemtura AgroSolutions increased as a result of typical seasonal increase in demand during the summer growing seasons, particularly in North America and Europe, extended terms for certain products in North America and a reduction in the utilization of financing facilities with banks in Brazil.  Additionally, our Industrial Engineered segment accounts receivable increase was due primarily to the timing of sales during the third quarter of 2014 and longer payment terms in Asia.  Inventory increased by $34 million over December 31, 2013 primarily driven by our Chemtura AgroSolutions and Industrial Performance segments, offset by a decrease in inventory for our Industrial Engineered segment.  Our Chemtura AgroSolutions segment continued to build inventory for the growing season particularly in Latin America.  In addition, our Industrial Performance segment reported an increase in inventory from December 31, 2013 as a result of plant shutdowns at the end of the year which reduced inventory levels, higher raw material pricing and some build of inventory to support increased demand.  These increases were offset by a reduction in inventory in our Industrial Engineered segment primarily for brominated flame retardants products coupled with the release of capitalized unfavorable variances during 2014.  Accounts payable increased by $26 million in the nine months ended September 30, 2014 primarily relating to our Industrial Performance Products segment due to higher inventory purchases coupled with increases in our Industrial Engineered Products and Chemtura AgroSolutions segments.  Pension and post-retirement health care liabilities decreased $43 million primarily due to the funding of benefit obligations.  Cash contributions to fund pension and post-retirement benefit liabilities amounted to $44 million for the nine months ended September 30, 2014 which included $24 million for domestic plans and $20 million for international plans.

Cash flows from operating activities in the prior year benefited from having the seasonal reduction of working capital related to the Consumer Products business which was sold in 2013.

Cash flows from operating activities for the nine months ended September 30, 2014 were adjusted by the impact of certain non-cash and other charges.  Non-cash charges included depreciation and amortization expense of $77 million, stock-based compensation expense of $10 million and loss on sale of discontinued operations of $9 million.

During the nine months ended September 30, 2013, accounts receivable increased by $29 million from December 31, 2012 primarily driven by our Chemtura AgroSolutions and Industrial Performance segments.  Chemtura AgroSolutions increased as a result of typical seasonal increase in demand during the growing seasons in North America and Europe.  Additionally, our Industrial Performance segment showed some increase in accounts receivable driven entirely by the favorable volume growth this segment experienced in the period.  Inventory increased by $29 million from December 31, 2012 primarily driven by our Industrial Performance segment which reported an increase in inventory to support increased demand while our Industrial Engineered segment increased due to the acquisition of the remaining 50% of our DayStar joint venture.  Accounts payable increased by $24 million in the nine months ended September 30, 2013 primarily relating to our Industrial Performance segment as a result of an increase in inventory increase to serve higher demand.  Pension and post-retirement health care liabilities decreased $43 million primarily due to the funding of benefit obligations.  Cash contributions to fund pension and post-retirement benefit liabilities amounted to $37 million for the nine months ended September 30, 2013 which included $19 million for domestic plans and $18 million for international plans.

Cash flows from operating activities for the nine months ended September 30, 2013 were adjusted by the impact of certain non-cash and other charges.  Non-cash charges included the loss on the sale of the Antioxidant business, release of cumulative currency translation adjustments related to the liquidation of certain wholly owned entities, loss on early extinguishment of debt, depreciation and amortization expense and stock-based compensation expense.

Cash Flows from Investing and Financing Activities

Investing Activities

Net cash used in investing activities was $55 million for the nine months ended September 30, 2014.  Investing activities included capital expenditures of $78 million for U.S. and international facilities and environmental and other compliance requirements, offset by a $13 million collection of the final installment on a receivable from the sale of our 50% interest in Tetrabrom Technologies Ltd. in 2011 and adjusted proceeds from the Consumer Products Sale, net of transaction costs, of $7 million and $3 million in proceeds related to the post-closing working capital adjustment under the Antioxidant Sale.

Net cash used in investing activities was $36 million for the nine months ended September 30, 2013.  Investing activities included capital expenditures of $124 million for U.S. and international facilities, primarily related to capital projects at our Nantong, China and Ankerweg, The Netherlands facilities which were substantially completed throughout 2013, and environmental and other compliance requirements along with $3 million for the acquisition of the remaining interest in our DayStar joint venture.  Investing activities also included proceeds from our Antioxidant Sale net of transaction costs and cash transferred of $81 million and $10 million from the collection on a receivable from the sale of our 50% interest in Tetrabrom Technologies Ltd. in 2011.

Financing Activities

Net cash used in financing activities was $316 million for the nine months ended September 30, 2014.  Financing activities primarily included the repayment of $110 million in principal of the Term Loan as well as the repurchase of 9.5 million shares of our common stock under our share repurchase program at a cost of $227 million.  Other financing sources in the period were $15 million of borrowings for capital improvements related to our new facility in Nantong, China and $8 million of proceeds from the exercise of stock options.

Net cash used in financing activities was $76 million for the nine months ended September 30, 2013.  Financing activities primarily included $395 million for the repurchase of the 2018 Senior Notes, payment of the related tender premium and consent fees and repayment of $102 million in principal of the Term Loan using the proceeds from the issuance of the $450 million of 2021 Senior Notes and cash on hand.  Cash on hand was also used to repurchase $50 million of our common stock under our share repurchase program and meet $8 million of debt issuance costs related to the 2021 Senior Notes financing.  Other financing sources in the period were $16 million in borrowings for capital improvements related to our new facility in Nantong, China a $7 million promissory note for information technology software licenses and $6 million in proceeds from the exercise of stock options.

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

For further discussion of the Chapter 11 cases, see Note 16 - Emergence from Chapter 11 in our Notes to Consolidated Financial Statements.

Contractual Obligations and Other Cash Requirements

During the nine months ended September 30, 2014, we made aggregate contributions of $36 million to our U.S. and international pension plans and $8 million to our post-retirement benefit plans.  Based on the minimum amounts required by law or contractual obligation, we will make approximately $7 million of contributions to these plans during the remainder of 2014.

We had net liabilities related to unrecognized tax benefits of $32 million at September 30, 2014.  We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $1 million within the next 12 months.

Pensions

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

There was also an evaluation being undertaken as to whether additional benefit obligations exist in connection with the equalization of certain benefits under the UK Pension Plan that occurred in the early 1990s. Based on the results of the evaluation in 2011, $8 million of expense was recorded in the fourth quarter of 2011, which was subject to adjustment as further information is gathered as part of the evaluation.  Additional information was gathered and evaluated during 2013 and resulted in a reduction of the original estimated liability.  Accordingly, we recorded $2 million of income to SG&A in the second quarter of 2013.  During the third quarter of 2014, we obtained a recovery from third parties that reduced our estimated net liability by a further $4 million which was released to SG&A.  When we reach agreement with the trustees of the UK Pension Plan as to what additional benefit obligations exist, our UK subsidiary is required to make additional cash contributions to the UK Pension Plan.

In September 2014, we offered vested pension plan participants in our U.S. qualified pension plan who are no longer employed by the Company a limited-time opportunity to take their pension benefits as a one-time single lump sum or an immediate annuity.  Announcement letters were mailed on September 12, 2014.  The window for participants to make the election is from September 22, 2014 until October 31, 2014.  Based on the elections received, we will record a settlement charge in the fourth quarter of 2014.  The amount of the settlement charge will not be determinable until after the election period ends.

During the first quarter of 2014, the Society of Actuaries (“SOA”) issued an exposure draft of updated retirement plan mortality tables and mortality improvement scale for review and comment.  Final tables are expected to be issued in the fourth quarter of 2014.  We are in the process of evaluating the impact the updated mortality tables will have on our mortality assumptions for the year ended December 31, 2014 for our U.S. pension and post-retirement plans.  The impact of incorporating the new tables into our assumptions is not estimable at this time given that the final mortality tables have not yet been issued, but it is probable that the adoption of updated mortality tables will cause an increase in our pension and post-retirement liabilities, with an increase to the unrecognized losses reflected in AOCL, and affect future pension and post-retirement costs and contributions.

Guarantees

In addition to $15 million in outstanding letters of credit at September 30, 2014, we have guarantees that have been provided to various financial institutions.  At September 30, 2014, we had $13 million of outstanding guarantees primarily related to vendor deposits.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

Other Sources and Uses of Cash

In 2014, we expect to finance our continuing operations and capital spending requirements with cash flows provided by operating activities, available cash and cash equivalents, the 2018 ABL Facility and the China Bank Facility.

Following the closing of the sale of the Chemtura AgroSolutions business, we anticipate that a substantial portion of the proceeds will be used to return capital to shareholders.  Proceeds will also be used to pay-down debt and to sustain the continuing growth of our remaining businesses.  Our long-term stated total leverage target remains approximately 2X Adjusted EBITDA.  Total leverage as of September 30, 2014 was approximately 3X Adjusted EBITDA and will be at a comparable level post any pay-down of debt following the receipt of proceeds from the closing of the sale of the  Chemtura AgroSolutions business.  For the definition of Adjusted EBITDA, see our 2013 Annual Report on Form 10-K, Item7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Cash and cash equivalents as of September 30, 2014 were $145 million.

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

On April 16, 2014, we entered into a Stock and Asset Purchase Agreement (“SAPA”) to sell our Chemtura AgroSolutions business to Platform Specialty Products Corporation (“Platform”) for approximately $1 billion, consisting of $950 million in cash and 2 million shares of Platform’s common stock.  This divestiture will position us to deliver substantial near-term value to shareholders and further focusing on opportunities to create additional value as a “pure-play” leader in the global development, marketing, manufacture and sale of industrial specialty chemicals.

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

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect the amounts and disclosures reported in our Consolidated Financial Statements and accompanying notes.  Our estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in our 2013 Annual Report on Form 10-K describe the critical accounting estimates and accounting policies used in the preparation of our Consolidated Financial Statements.  Actual results could differ from management’s estimates and assumptions.  There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2014.

OUTLOOK

We remain committed to grow revenues, expand profitability margins and improve cash flows through our focus on growth from innovation and faster growing regions as well as continuous improvement actions to reduce operating costs.  We have eliminated the stranded costs associated with the Antioxidant and Consumer Products businesses which we sold in 2013.  In January 2014, we repaid an additional $110 million of our Term Loan and we have repurchased 9.5 million shares of our common stock at a cost of $227 million during the nine months ended September 30, 2014.  These actions are designed to deliver value to our shareholders and contribute to improving our return on invested capital.

Despite the success of many of our improvement initiatives in 2014, the impact of continuing weak demand conditions in some of the market applications we serve, such as electronics, combined with the overhang of excess capacity in bromine production and certain organometallics products, has restricted the rate at which we can achieve our goals for improved financial performance.  To provide additional momentum to improve our financial performance in 2015, we are accelerating our initiatives to reduce our manufacturing costs. We are launching programs to eliminate $50 million of our manufacturing costs compared to these costs in the last twelve months of 2014.  We have demonstrated our ability to deliver on cost reduction in the actions we have taken to promptly eliminate stranded functional costs that arose as a result of our portfolio divestitures.  We will now apply those skills to meet this accelerated manufacturing cost reduction program, managing what we know we can control. When combined with the benefits of growth from the investments we have made in both innovation and manufacturing capacity, as well as in our commercial excellence programs, these actions will aid our ability deliver progressive improvements in profitability and cash provided from operations over the course of 2015 without relying having to rely upon recovery in demand from markets such as electronics or an improvement in price levels.  As soon as the fourth quarter of 2014, we will request approval from our board of directors for the restructuring expenses that will be required to implement these programs and for our actions to eliminate stranded costs arising from the sale of the Chemtura AgroSolutions business which is expected to close on November 3, 2014.

The fourth quarter will see us complete the transition to Chemtura being a pure play industrial specialty chemicals company with the closing of the sale of Chemtura AgroSolutions.  Sales and profitability in the quarter will now primarily reflect the operations of our Industrial segments.

The Industrial Performance Products segment is expected to deliver improved year-on-year profitability which will result in a performance comparable to what they delivered in the third quarter of 2014. Industrial Engineered Products expects to deliver improved profitability compared to the third quarter of 2014 but does not expect to be able to repeat the higher performance it delivered in the fourth quarter of 2013. We are positioned to quickly eliminate stranded costs arising from the sale of Chemtura AgroSolutions, but we will not complete the elimination of these costs in the fourth quarter of 2014.  We expect to have substantially completed the elimination of these costs by the end of the first quarter of 2015.  We expect to repay up to $250 million of debt during the fourth quarter of 2014 from the net after tax proceeds from the sale of Chemtura AgroSolutions, but will not see the full benefit of lower interest expense until the first quarter of 2015.

Following the sale of Chemtura AgroSolutions, we will commence the supply of products to Platform Specialty Products under the supply agreements negotiated between the companies.  These contracts are structured to recover the costs of producing these products.  We will allocate a portion of the purchase price related to these supply agreements that will be amortized over the life of these contracts.  As a result of this amortization, we will report income on these contracts.

Upon the closing of the sale of our Chemtura AgroSolutions business we will complete our transformation into a focused, pure-play industrial specialty chemical company.  The transaction is expected to close on November 3, 2014.  As previously disclosed, we will use the net after-tax cash proceeds from this divestiture to pay down debt by an amount sufficient to maintain our ratio of total debt to Adjusted EBITDA at the level comparable to the level prior to the divestiture and to return a substantial portion of those net after-tax cash proceeds to shareholders.  On October 15, 2014, our Board approved a new share repurchase authorization under our share repurchase program of up to $500 million conditioned upon the sale of the Chemtura AgroSolutions business.  The new share repurchase authorization will expire on December 1, 2015.

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

Such risks and uncertainties include, but are not limited to:

·                  The cyclical nature of the global chemicals industry;

·                  Increases in the price of raw materials or energy and our ability to recover cost increases through increased selling prices for our products;

·                  Disruptions in the availability of raw materials or energy;

·                  Our ability to implement our growth strategies in rapidly growing markets and faster growing regions;

·                  Our ability to execute timely upon our portfolio management strategies and mid and long range business plans;

·                  The receipt of governmental and other approvals associated with the sale of the Chemtura AgroSolutions business and the successful fulfillment of all other closing conditions for such a transaction without unexpected delays or conditions;

·                  The successful closing of the sale of the Chemtura AgroSolutions business and the separation of that business from the rest of our businesses;

·                  Declines in general economic conditions;

·                  The ability to comply with product registration requirements of regulatory authorities, including the U.S. Food and Drug Administration (the “FDA”) and European Union REACh legislation;

·                  The effect of adverse weather conditions;

·                  Demand for Chemtura AgroSolutions segment products being affected by governmental policies;

·                  Current and future litigation, governmental investigations, prosecutions and administrative claims;

·                  Environmental, health and safety regulation matters;

·                  Federal regulations aimed at increasing security at certain chemical production plants;

·                  Significant international operations and interests;

·                  Our ability to maintain adequate internal controls over financial reporting;

·                  Exchange rate and other currency risks;

·                  Our dependence upon a trained, dedicated sales force;

·                  Operating risks at our production facilities;

·                  Our ability to protect our patents or other intellectual property rights;

·                  Whether our patents may provide full protection against competing manufacturers;

·                  Our ability to remain technologically innovative and to offer improved products and services in a cost-effective manner;

·                  Our ability to reduce the risks of cyber incidents and protect our information technology;

·                  Our unfunded and underfunded defined benefit pension plans and post-retirement welfare benefit plans;

·                  Risks associated with strategic acquisitions and divestitures;

·                  Risks associated with possible climate change legislation, regulation and international accords;

·                  The ability to support the carrying value of the goodwill and long-lived assets related to our businesses;

·                  Whether we repurchase any additional shares of our common stock that our Board of Directors have authorized us to purchase and the terms on which any such repurchases are made; and

·                  Other risks and uncertainties described in our filings with the Securities and Exchange Commission including Item 1A, Risk Factors, in our Annual Report on Form 10-K.

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

The fair market value of long-term debt is subject to interest rate risk.  Our total debt was $804 million at September 30, 2014.  The fair market value of such debt as of September 30, 2014 was $804 million, which has been determined primarily based on quoted market prices.

We did not have any financial instruments subject to foreign currency exchange risk as of September 30, 2014.

There have been no other significant changes in market risk during the quarter ended September 30, 2014.

ITEM 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures

As of September 30, 2014, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                             OTHER INFORMATION

ITEM 1.  Legal Proceedings

See Note 17 — Legal Proceedings and Contingencies in our Notes to Consolidated Financial Statements for a description of our legal proceedings.

ITEM 1A.  Risk Factors

Our risk factors are described in our 2013 Annual Report on Form 10-K as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.  Investors are encouraged to review those risk factors in detail before making any investment in our securities.  There have been no significant changes in our risk factors during the quarter ended September 30, 2014.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities During the Third Quarter of 2014

In November 2013, our Board authorized an increase in our share repurchase program to $291 million and extended the program through November 9, 2014.  In May 2014, the Board authorized an increase in the share repurchase program by $100 million, up to $391 million in the aggregate when combined with the November 2013 authorization, of which $68 million remains as of September 30, 2014.  The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the SEC.  From the inception of the share repurchase program in October 2011 through September 30, 2014, we have repurchased 15.3 million shares of our common stock at a cost of $323 million in the aggregate.

The following table provides information about our repurchases of equity securities during the quarter ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions)		(in millions)	(in millions)
July 1, 2014 - July 31, 2014	0.6	$24.60	0.6	$123
August 1, 2014 - August 31, 2014	1.7	$23.99	1.7	$84
September 1, 2014 - September 30, 2014	0.6	$24.48	0.6	$68
Total	2.9		2.9

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

As previously disclosed, on April 16, 2014, Chemtura Corporation entered into a Stock and Asset Purchase Agreement (as amended, the “SAPA”) to sell the Chemtura AgroSolutions business to Platform Specialty Products Corporation (“Platform”) for approximately $1 billion, consisting of $950 million in cash and 2 million shares of Platform common stock. The transaction is expected to close on November 3, 2014. As a result, on October 24, 2014, Chemtura and Platform entered into a letter agreement, pursuant to which they agreed to irrevocably waive their respective rights to terminate the SAPA until November 8, 2014.

ITEM 6.  Exhibits

The following documents are filed as part of this report:

Number	Description

10.1	Amendment No. 1 to Employment Agreement, dated as of March 9, 2011, between Chet Cross and Chemtura Corporation.+

10.2	Amendment No. 1 to Employment Agreement, dated as of March 9, 2011, between Alan Swiech and Chemtura Corporation.+

31.1	Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 302).

31.2	Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 302).

32.1	Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 906).

32.2	Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 906).

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

+                 This Exhibit is a compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant participate.

CHEMTURA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMTURA CORPORATION

(Registrant)

Date: October 28, 2014	/s/ Laurence M. Orton

Name: Laurence M. Orton
Title: Vice President and Corporate Controller (Principal Accounting Officer)