Form 10-K
period 2014-12-31
Chemtura CORP
filed 2015-02-25
CIK 1091862

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed as of June 30, 2014, based on the value of the closing price of these shares as quoted on the New York Stock Exchange was $2.3 billion.

The number of voting shares of Common Stock of the registrant outstanding as of January 31, 2015 was 69.3 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 7, 2015 are incorporated by reference into Part III.

Note About Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may appear throughout this report, including without limitation, in the following sections: “Business”, “Risk Factors” and “Management’s Discussion and Analysis.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (See Part I, Item 1A of this Form 10-K).  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1: Business

When we use the terms “Corporation,” “Company,” “Chemtura,” “Registrant,” “We,” “Us” and “Our,” unless otherwise indicated or the context otherwise requires, we are referring to Chemtura Corporation and our consolidated subsidiaries.

GENERAL

We are a leading global developer, manufacturer and marketer of performance-driven engineered industrial specialty chemicals.  Most of our products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products. We are committed to global sustainability through “greener technology” and developing engineered chemical solutions that meet our customers’ evolving needs.  Our Industrial Performance Products segment is a global manufacturer and marketer of high-performance lubricant additive components, synthetic lubricant base-stocks, synthetic finished fluids, high-performing calcium sulfonate specialty greases and phosphate and polyester based fluids and a leader in the development and production of hot cast elastomer pre-polymers.  Our Industrial Engineered Products segment is a global developer and manufacturer of bromine and bromine-based products and organometallic compounds.

We are the successor to Crompton & Knowles Corporation which was incorporated in 1900 and through several acquisitions and divestitures since that time we renamed ourselves Chemtura Corporation in 2005.  Our most recent focus has been on transforming our business portfolio to become a “pure-play” industrial specialty chemical company and on returning value to our stockholders.  In this process, in 2013 we divested our antioxidants and UV stabilizers (“Antioxidants”) and Consumer Products businesses, and in 2014 we divested our Chemtura AgroSolutions business.

With the completion of the 2013 and 2014 divestitures, we have completed our transformation into an operating company focused primarily on serving the global industrial specialty chemical market.  We have now renewed our focus on operations, management structure and operating efficiencies which will position us to grow our net sales and our cash flow.

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

Our Corporate Governance Principles, Code of Business Conduct and charters of our Audit, Compensation & Governance and Environmental, Health & Safety Committees are available on our Internet Web site and free of charge to any stockholder who requests them from the Corporate Secretary at Chemtura Corporation, 199 Benson Road, Middlebury, CT 06749.  The information contained on our Internet Web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report.

Financial information for each of our segments discussed below can be found in Note 16 - Business Segments in our Notes to Consolidated Financial Statements.

OUR COMPETITIVE STRENGTHS

We believe our key competitive strengths are:

•                  Our Key Businesses Have Industry Leading Positions: Our key businesses and many of our products hold leading positions within the various industries they serve.  We believe our scale and global reach in product development and marketing provide us with advantages over many of our smaller competitors.

•                  Broad Diversified Business:

•                  Geographic diversity.  Our worldwide manufacturing, sales and marketing network enables us to serve the needs of both local and global customers worldwide.  As of December 31, 2014, we operated 21 manufacturing facilities in 11 countries.  For the year ended December 31, 2014, 43% of our net sales were generated in the United States and Canada, 29% from Europe and Africa, 20% from Asia/Pacific and 8% from Latin America.  Excluding the sales of the Chemtura AgroSolutions segment which was sold in November 2014, sales in Latin America will decline to approximately 3% of our net sales and the other regions will increase proportionately.  We market and sell our products in more than 80 countries, providing the opportunity to develop new markets for our products in higher-growth regions.  We have built upon our historical strength in the United States and Europe to expand our business geographically, thereby diversifying our exposure to many different economies.

•                  GEOGRAPHIC INFORMATION

•                  Product and industry diversity.  We are comprised of a number of distinct businesses based on different chemistries, each of which is subject to a set of varied industry trends.  Additionally, the product lines of each of our businesses serve a variety of industries and applications, thereby providing us with further diversification.

•                  Diversified customer base.  We have a large and diverse global customer base in a broad array of industries and applications.  No single customer comprises more than ten percent of our consolidated 2014 net sales.

•                  Unique Industry Positions: We believe our businesses possess significant differentiation within their respective industry segments.  Some of our businesses are vertically integrated into key feedstocks or have long lead time product registrations or technical and formulatory know-how.  We believe these attributes are difficult to replicate and allow us to attract customers looking for consistent performance, reliability and cost-effective results, and are distinct competitive advantages.  Examples include:

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

•                  Our Industrial Engineered Products segment has a strong diversified position in bromine with an extensive brine field operation in South Arkansas and long-term strategic sourcing agreements that provide access to Dead Sea and Arkansas bromine.  Bromine is used as a building block for products such as flame retardants used in automotive, electronics, building and construction, and brominated derivatives used in pharmaceutical, agriculture, and energy-based industry segments.  Our high-purity organometallics products are based on more than 50 years of innovation and safe handling and provide state of the art solutions to rapidly developing new applications such as the chemical vapor deposition of metal oxide layers in electronics and photovoltaics, pharmaceutical synthesis reagents and next generation polymerization catalysts.

•                  Well Positioned to Expand in the Faster Growing Regions: Our businesses’ product portfolios have positioned us to benefit from high-growth regions in the future.  We derived 28% of our revenues during 2014 from the faster growing regions including Asia/Pacific and Latin America (estimated to be 26% when the sales of Chemtura AgroSolutions are excluded).  We will continue to invest in faster growing regions as their polymer production increases, their manufacturing of electronic products expands and their automotive industries build vehicles that have to meet emission standards such that they can be exported to western markets.  There are a limited number of suppliers that can supply the products or provide the technical support that customers in these regions require, giving us the opportunity to capture this growth in demand for our products.  We are completing the construction of a multi-purpose manufacturing plant in China which has commenced production of high-performance specialty greases and synthetic lubricants and will commence production of high-performance urethane products in 2015.

OUR STRATEGY

Our primary goal is to create value for our stakeholders by driving profitable revenue growth while continuing to manage our costs.  We will develop and engineer new products and processes, leverage our global scale for regional growth and manage our portfolio of industrial specialty chemical businesses.  Our efforts are directed by the following key business strategies:

•                  Technology-Driven Growth through Industry Focused Innovation.  As an industrial specialty chemical developer and manufacturer, our competitive strength lies in continually developing and engineering new products and processes that meet our customers’ changing needs.  We are investing in innovation to strengthen our new product pipelines and to reduce the cost of our products and will license or acquire technologies to supplement these initiatives.  We focus on the development of products that are sustainable, meet ecological concerns and capitalize on growth trends in the industries we serve.

•                  Growth Expansion in Faster-Growing Regions through Building Global Scale.  We are building our local presence in the faster-growing regions through sales representation, technical development centers, joint ventures and local manufacturing.  We empower our regional teams to serve their growing customer base and will supplement these efforts through bolt-on acquisitions that fulfill our goals for our portfolio.  We leverage our global scale by sharing service functions and technologies that no one region or business could replicate on its own while utilizing our regional presence to lower raw material costs.

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

•                  Portfolio and Cost Management.  We have now completed the transformation of our business portfolio to one focused on industrial specialty chemicals with the three divestitures in the last two years.  We will now build upon this focused portfolio through organic growth complemented by acquisition or merger to expand our global industrial specialty chemical portfolio to maximize their value.  As we grow, we may conclude to divest portfolio businesses too.  We are intent that any Chemtura portfolio of business have sustainable competitive advantages in the industries and applications it serves and can leverage its technology, scale and customer intimacy required to drive profitable growth at returns in excess of its cost of capital.  The ability to leverage global demographic and technology trends combined with our in-depth knowledge and expertise will provide our portfolio businesses with the “right to play” in their chosen applications.  We will continue to drive value-accreting growth fueled by our focus on innovation and the faster-growing regions.  We will continue to increase the differentiation of our products while pruning or exiting under-performing products, driving continuous improvement and managing costs.

Our Business and Segments

Information as to the sales, operating income, depreciation and amortization, assets, capital expenditures and earnings on investments carried on the equity method attributable to each of our business segments during each of our last three fiscal years, as well as certain geographic information, is set forth in Note 16 - Business Segments in our Notes to Consolidated Financial Statements.

The table below illustrates the Industrial Performance Products and Industrial Engineered Products segments (collectively, the “Core Segments”)  net sales for the year ended December 31, 2014 as well as these segment’s major products, end-use markets and brands.

	Industrial		Industrial
	Performance Products		Engineered Products
2014 Net Sales	$987 million		$800 million

Key Products	• Synthetic Lubricants • Synthetic Basestocks • Specialty Greases	• Lubricant Additives • Urethanes	• Brominated Performance Products • Flame Retardants	• Fumigants • Organometallics

Major End-Use Markets
	• Adhesives • Automotive • Aviation • Building and Construction • Coatings • Consumer Products • Energy	• General Industrial • Lubricants • Marine • Mining • Packaging • Refrigeration • Sealants	• Agriculture • Building and Construction • Coatings • Consumer Durables • Electronics • Furniture • Fine Chemical • Fumigants • Oil and Gas Exploration	• Pharmaceuticals • Polymerization Catalysts • Energy - Mercury Control - Oilfield - Photovoltaic - Solar Insulation • Paints and Coatings Polymerization • Transportation

Key Brands
	Adiprene® Anderol® Durad® Duracast® Everest® Fomrez® Hatcol® Hybase®	Lobase® Naugalube® Reolube® Royco® Synton® Trixene® Vibrathane® Witcobond®	Axion® DayStarTM Emerald Innovation® Firemaster® Fyrebloc® GeoBrom® Kronitex® Meth-o-Gas®	Ongard® Pyrobloc® Reofos® Smokebloc® Thermoguard® Timonox®

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

The Industrial Performance Products segment had net sales of $987 million for 2014, $979 million for 2013 and $891 million for 2012.  This segment represented 45%, 44% and 41% of our total net sales in 2014, 2013 and 2012, respectively.  The major product offerings of this segment are described below and in the table above.

Petroleum Additives

We are a global manufacturer and marketer of high-performance base-stocks, additive components, finished synthetic lubricants and specialty greases.  Our position along multiple parts of the value chain provides us with unique insight into industry needs and requirements, enabling us to design and develop differentiated solutions for our “blue-chip” customer base.

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

Our ANDEROL® and ROYCO® branded specialty and synthetic finished lubricants come with extensive original equipment manufacturer approvals for the aerospace & defense and industrial markets.  Additionally, ROYCO® lubricants are approved under the specifications of US military agencies and approving bodies including the US Department of Defense and the Society of Automotive Engineers (“SAE”).  We manufacture and sell calcium sulfonate specialty greases and phosphate ester-based fluids for extreme temperature applications, thereby increasing machine durability under harsh conditions.  In addition to our branded lubricants, we also manufacture private label finished lubricants for key customers.

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

Our ULTRALAST® thermoplastic polyurethane (“TPU”) polymers can be used in a variety of high performance applications in the oil & gas, mining, construction, and sports equipment industries.  ULTRALAST® TPU offers not only superior dynamic properties and longer component life in harsh environments, but also part processing advantages for our customers.

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

The Industrial Engineered Products segment had net sales of $800 million for 2014, $803 million for 2013 and $896 million for 2012.  This segment represented 37%, 36% and 41% of our total net sales in 2014, 2013 and 2012, respectively.  The major product offerings of this segment are described below and in the table above.

Great Lakes Solutions

Great Lakes Solutions is a leading global manufacturer and marketer of bromine, bromine intermediates and flame retardant products and solutions.  We deliver sustainable value to our customers and shareholders through industry diversification, fire safety advocacy and business excellence.  Our flame retardant products are used in applications such as electronic components, electrical enclosures and building products, including insulation and furniture foam, and automotive, while bromine and bromine intermediates are used in the manufacturing of a wide variety of industrial, consumer products and energy producing industries.

Fire kills thousands of people each year throughout the world, but many are spared because fires are slowed or never start due to the use of flame retardants.  Great Lakes Solutions is a leading global producer of safe and cost-efficient flame retardants, which reduce or eliminate the flammability of a wide variety of combustible materials. Our additives help stop fire before it starts by resisting ignition and slowing the rate of combustion and are used in a wide variety of applications, including flexible and rigid foams, fabrics and furniture, auto interiors and under the hood, circuit boards and electrical connectors, computer cabinetry and wiring in building and construction.  We work tirelessly to advocate for increased fire safety standards in new and developing economies and, for more than 40 years, we have helped our customers by providing the broadest portfolio of flame retardant products and solutions. We continue to offer new products with exceptional performance along with environmentally friendly characteristics leading to enhanced long-term sustainability.  Our leading products include the Emerald Innovation® Series, Firemaster® bromine-based flame retardants; Kronitex®, Reofos® phosphorus-based flame retardants; Fyrebloc® flame retardants; Fireshield® LSFR, Ongard®, Oncor®, Pyrobloc®, Smokebloc®, Thermoguard® / Timonox® / Trutint® antimony-based flame retardants/synergists; PetCat® antimony-based catalysts.

Great Lakes Solutions is one of the world’s leading manufacturers of bromine and bromine intermediates which are utilized in many industries including agrochemicals, pharmaceuticals, fine chemicals, butyl rubber, polymers and biocides. Bromine and bromine based intermediates serve as building blocks for developing and engineering highly complex organic molecules that meet specific performance, environmental and quality requirements.  Our expertise in bromine and bromine based chemicals, both in the lab and in full scale production, is built on a foundation of over 60 years of innovation and continuous improvement. Our state of the art technology center is staffed by a team of highly experienced scientists skilled in a wide array of synthetic methods and chemical manufacturing processes.  We also operate multi-purpose, flexible pilot facilities that enable us to readily scale up new products and processes from grams to tonnes before the commitment to full scale production. While primarily focused on providing the highest quality and most reliable bromine and brominated intermediate products, our technology team also provides custom synthesis and process development services to customers seeking a development partner.  With access to the world’s two main sources of bromine and a modern bromine ISO tank fleet with in-house maintenance capability, Great Lakes Solutions is positioned as the supplier of choice.

Great Lakes Solutions’ high quality, solids-free clear brine fluids are an important part of oil exploration and development which are used in the preparation of well equipment for production including insertion of liners, screens, packers, and other equipment.  Bromide fluids are unique in that they are high density fluids that are suitable for deepwater production and also for high temperature and high pressure oil and gas formations. They allow for well pressure control and help to protect the formation so that oil and gas production is both efficient and economical. Our specialty brine fluids are available in a wide range of densities to meet the unique pressure characteristics of each well and meet the stringent requirements of the oil and gas industry.  Bromide fluids are also used for deepwater fracturing operations in order to provide the necessary pressure in the well to successfully fracture the geological formation area that supplies oil and gas to the wellbore so that higher volumes flow to the production piping.

Rounding out our portfolio, our GeoBrom® line of bromine and bromine derivative products is another example of environmentally friendly innovation where we deploy our technology expertise to provide a solution to controlling mercury emissions from coal-fired power stations.  Great Lakes Solutions has a strong position in the United States for bromine production based on access to quality brine resources in areas of South Arkansas which can be economically developed to manufacture high quality bromine for sale to customers or for use to manufacture products like GeoBrom® mercury control solutions.

Great Lakes Solutions is truly a global business with expanding footprint and services.  Through our strategic geographic and operational initiatives, we have significantly expanded our ISO fleet capabilities.  We are backwardly integrated to brine, a primary source of bromine and since 2009 we have invested a significant amount of capital in infrastructure to redeploy our assets to produce new sustainable innovative brominated flame retardants and increase the efficiency and reliability of our plants and pipelines.  Great Lakes Solutions is well-positioned to support not only growth of our traditional industry segments but also to provide security of supply with expansion capability to our mercury control customers.  Operational excellence initiatives are being designed to bring an improved, cost-competitive and service-oriented footprint to our customers globally.

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

DIVESTED BUSINESSES

Chemtura AgroSolutions Business

On November 3, 2014, we sold our Chemtura AgroSolutions business to Platform Specialty Products Corporation (“Platform”).  Under the terms of the sale, we have retained most of the property, plant and equipment used to manufacture products for the Chemtura AgroSolutions business and will continue to manufacture products for Platform under several supply agreements and a tolling agreement (collectively, the “supply agreements”) with minimum terms between two and four years.  The supply agreements include contractual obligations to continue to supply for a period of up to 2 years after the termination of the supply agreement.  In alignment with the change in the nature of operations, we changed the name of this segment to Agrochemical Manufacturing.

We evaluated the transaction and determined that it did not meet the criteria to be reported as a discontinued operation due to the continuing involvement in the supply agreements, and therefore, the results of our continuing operations for each of the periods covered in this report includes the results of the Chemtura AgroSolutions business through the date of sale as well as the results of the Agrochemical Manufacturing business associated with the post-closing supply agreements from the date of sale through December 31, 2014.

The Agrochemical Manufacturing segment on a going forward basis will reflect supply of products to Platform in accordance with the terms of the supply agreements.  We no longer market the Chemtura AgroSolutions business products to third parties.

Information related to the sale of our Chemtura AgroSolutions business and financial information related to the Agrochemical Manufacturing segment can be found in Note 2 - Divestitures and Acquisitions and Note 16 - Business Segments in our Notes to Consolidated Financial Statements.

Divestitures Reported as Discontinued Operations

On December 31, 2013, we sold our investment in the dedicated legal entities that constituted our Consumer Products business, including dedicated manufacturing plants in the U.S. and South Africa, to KIK Custom Products Inc. (“KIK”).  The Consumer

Products business developed, manufactured and sold pool and spa cleaning and treatment products and household cleaner products.

In April 2013, we sold our Antioxidant business to SK Blue Holdings, Ltd. (“SK”), an affiliate of SK Capital Partners III, L.P..  The Antioxidant business was a worldwide manufacturer and supplier of plastic antioxidants used to strengthen polymers and polymer parts as well as protect polymer parts from the harmful effects of UV light.

For further discussion of these divestitures, see Note 2 - Divestitures and Acquisitions in our Notes to Consolidated Financial Statements.

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

Employees

We had approximately 2,700 full time employees at December 31, 2014.

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

Competitive Conditions

The breadth of our product offering provides multiple channels for growth and mitigates our dependence on any one market or end-use application.  We sell our products in more than 80 countries.  This worldwide presence reduces our exposure to any one country’s or region’s economy although a majority of our sales are in North America and Europe.

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

Research and Development

All of our businesses conduct research and development activities to increase competitiveness.  Our businesses conduct research and development activities to develop new and to optimize existing production technologies, as well as to develop commercially viable new products and applications while also maintaining existing product registrations required by regulatory agencies and customers around the world.  Our research and development expense totaled $36 million in 2014, $40 million in 2013 and $41 million in 2012.

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

We have approximately 1,000 United States and foreign granted patents and pending patent applications and approximately 1,000 United States and foreign registered and pending trademarks.  Patents, trademarks, trade secrets in the nature of know-how, formulations, and manufacturing techniques assist us in maintaining the competitive position of certain of our products.  Our intellectual property is of particular importance to a number of specialty chemicals we manufacture and sell.  However, we do business in countries where protection may be limited and difficult to enforce.  We are licensed to use certain patents and technology owned by other companies, including some foreign companies, to manufacture products complementary to our own products, for which we pay royalties in amounts not considered material, in the aggregate, to our consolidated results.

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

Environmental Health and Safety Regulation - We believe that our business, operations and facilities are being operated in substantial compliance, in all material respects, with applicable environmental, health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations.  The ongoing operations of chemical manufacturing plants, however, entail risks in these areas and there can be no assurance that material costs or liabilities will not be incurred.  In addition, future developments of environmental, health and safety laws and regulations and related enforcement policies, could bring into question the handling, manufacture, use, emission or disposal of substances or pollutants at facilities we own, use or control.  These developments could involve potential significant expenditures in our manufacture, use or disposal of certain products or wastes.  To meet changing permitting and regulatory standards, we may be required to make significant site or operational modifications, potentially involving substantial expenditures and reduction or suspension of certain operations.  We incurred $11 million of costs for capital projects and $59 million for operating and maintenance costs related to environmental, health and safety programs at our facilities during 2014.  In 2015, we expect to incur approximately $9 million of costs for capital projects and $57 million for operating and maintenance costs related to environmental, health and safety programs at our facilities.  During 2014, we paid $18 million to remediate previously utilized waste disposal sites and current and past facilities.  We expect to spend approximately $17 million during 2015 to remediate such waste disposal sites and current and former facilities.

Chemical Regulation - In December 2006, the EU signed the Registration, Evaluation and Authorization of Chemicals (“REACh”) legislation, requiring chemical manufacturers and importers in the EU to demonstrate the safety of the chemical substances contained in products manufactured in or imported into the EU.  Chemtura completed 243 REACh registrations for 204 substances as of December 31, 2014 and is committed to further registration obligations for the May 2018 deadline.  REACh related costs were $1 million, $2 million and $4 million in 2014, 2013 and 2012, respectively.  We anticipate REACh related costs of approximately $3 million to $6 million over the next two years.  These costs include work to obtain authorization of certain uses under REACh for substances of very high concern.  The cost estimates could vary based on data availability and cost.  The implementation of the REACh registration process may affect our ability to manufacture and sell certain products in the future.

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

In addition, we may experience excess capacity with respect to the products we have agreed to supply to the purchaser of our Chemtura AgroSolutions business under the post-closing supply agreements.  If such supply agreements are terminated at the end of their minimum contract terms and we are unable to find additional production to fill the vacated capacity, we may experience declining utilization rates, prices and profit margins, all of which could have an adverse impact on our operating results.

Increases in the price of the raw materials or energy utilized for our products may have a material adverse effect on our operating results.

We purchase significant amounts of raw materials and energy for our businesses.  The cost of these raw materials and energy, in the aggregate, represents a substantial portion of our operating expenses.  The prices and availability of the raw materials we utilize vary with market conditions and may be highly volatile.  From time to time in the past, we have experienced significant cost increases in purchase of raw materials and energy which has had a negative impact on our operating results.

Although we have attempted, and will continue to attempt, to match increases in the prices of raw materials or energy with corresponding increases in selling prices for the products produced with these materials, we may not be able to immediately raise product prices, if at all.  Ultimately, our ability to pass on increases in the cost of raw materials or energy to customers is highly dependent upon market conditions.  Specifically, there is a risk that raising prices charged to our customers could result in a loss of sales volume.  In the past, we have not always been able to pass on increases in the prices of raw materials and energy to our customers, in whole or in part, and there will likely be periods in the future when we will not be able to pass on these price increases.  Reactions by our customers and competitors to our price increases could cause us to reevaluate and possibly reverse such price increases, which would negatively affect operating results.

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

External factors, including domestic and global economic conditions, international events and circumstances, competitor actions and government regulation, are beyond our control and can cause fluctuations in demand and volatility in the prices of raw materials and other costs that can intensify the impact of economic cycles on our operations.  We produce a broad range of products that are used as additives and components in other products in a wide variety of end-use markets.  As a result, our products may be negatively impacted by supply and demand instability in other industries and the effects of that instability on supply chain participants.  Economic and political conditions in countries in which we operate may also adversely impact our operations.  For example, some countries in Europe have been particularly adversely affected by rising government deficits and debt levels, which require certain countries to adopt deflationary fiscal and monetary policies that could negatively affect our businesses.  Although our diversified product portfolio and international presence lessens our dependence on a single market and exposure to economic conditions or political instability in any one country or region, our businesses are nonetheless sensitive to changes in economic conditions.  Accordingly, financial crises and economic downturns anywhere in the world could adversely affect our results of operations, cash flows and financial condition.

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

Recently, there has been increased scrutiny by regulatory authorities, legislative bodies, environmental interest groups and the media in the United States and other countries of certain brominated flame retardants.  In a related development, the State of California announced revisions to the required tests to assess the flame retardancy of filling materials used in upholstered furniture that became effective on January 1, 2014.  In view of the size of the California market and the historical influence of California regulatory initiatives on regulators and consumers elsewhere in the United States, the impact of this revised California standard has started to reach beyond the state.  The threat of additional regulation or concern about the impact of brominated flame retardants on human health or the environment may result in a decline in our net sales of certain brominated flame retardants beyond upholstered furniture applications and adversely affect our results of operations and cash flows.

Federal regulations aimed at increasing security at certain chemical production plants and similar legislation that may be proposed in the future could require us to enhance plant security and to alter or discontinue our production of certain chemical products, thereby increasing our operating costs and causing an adverse effect on our results of operations.

Regulations have been implemented by the U.S. Department of Homeland Security (“DHS”) aimed at decreasing the risk, and effects, of potential terrorist attacks on chemical plants located within the United States.  Pursuant to these regulations, these goals would be accomplished in part through the requirement that certain high-priority facilities develop a prevention, preparedness, and response plan after conducting a vulnerability assessment.  In addition, companies may be required to evaluate the possibility of using less dangerous chemicals and technologies as part of their vulnerability assessments and prevention plans and implementing feasible safer technologies in order to minimize potential damage to their facilities from a terrorist attack.  We have registered certain of our sites with DHS in accordance with these regulations, have conducted vulnerability assessments at applicable sites and are awaiting DHS review and approval of security plans.  Until that is done we cannot determine with certainty the costs associated with any security measures that DHS may require.  These regulations may be revised further and additional legislation may be proposed in the future on this topic.  It is possible that such future legislation could contain terms that are more restrictive than what has recently been passed and which would be more costly to us.  We cannot predict the final form of currently pending legislation or other related legislation that may be passed and we can provide no assurance that such legislation will not have an adverse effect on our results of operations in a future reporting period.  In addition, we may incur liabilities for subsequent damages in the event that we fail to comply with these regulations.

We operate on an international scale and are exposed to risks in the countries in which we have significant operations or interests.  Changes in foreign laws and regulatory requirements, export controls or international tax treaties could adversely affect our results of operations and cash flows.

We are dependent, in large part, on the economies of the countries in which we manufacture and market our products.  Of our 2014 net sales, 43% were to customers in the United States and Canada, 29% to Europe and Africa, 20% to the Asia/Pacific region and 8% to Latin America.  As of December 31, 2014, our net property, plant and equipment were located in various regions including 56% in the United States and Canada, 26% in Europe and Africa, 17% in the Asia/Pacific region and 1% in Latin America.

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

We may experience unexpected difficulties and incur unexpected costs in the construction of new facilities, which may increase our costs, delay the start of production or disrupt our ability to supply our customers.

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

Security breaches and other disruptions to our information technology systems could compromise our information, disrupt our operations, and expose us to liability, which may adversely impact our operations.

In the ordinary course of our business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees in our information technology systems, including our in data centers and on our networks.  The secure processing, maintenance and transmission of this data is critical to our operations.  Despite our security measures, our information technology systems may be vulnerable to attacks by hackers or breached or disrupted due to employee error, malfeasance or other disruptions.  Any such attack, breach or disruption could compromise our information technology systems and the information stored in them could be accessed, publicly disclosed, lost or stolen and our business operations could be disrupted.  Any such access, disclosure or other loss of information or business disruption could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation, which could adversely impact our operations.

Our businesses depend upon many proprietary technologies, including patents, licenses and trademarks.  Our competitive position could be adversely affected if we fail to protect our patents or other intellectual property rights or if we become subject to claims that we are infringing upon the rights of others.

Our intellectual property is of particular importance for a number of the specialty chemicals that we manufacture and sell.  The trademarks and patents that we own may be challenged, and because of such challenges, we could eventually lose our exclusive rights to use and enforce such patented technologies and trademarks, which could adversely affect our competitive position and results of operations.  We are licensed to use certain patents and technology owned by other companies, including foreign companies, to manufacture products complementary to our own products.  We pay royalties for these licenses in amounts not considered material, in the aggregate, to our consolidated results.

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

Our operating results are influenced in part by our ability to introduce new products and services that offer distinct value to our customers.  For example, our organometallic business seeks to provide tailored products for our customers’ often unique problems, which require an ongoing level of innovation.  In many of the markets where we sell our products, the products are subject to a traditional product life cycle.  Even where we devote significant human and financial resources to develop new technologically advanced products and services, we may not be successful in these efforts.

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

Our unfunded and underfunded defined benefit pension plans and post-retirement health care plans could adversely impact our financial condition, results of operations and cash flows.

The cost of our defined benefit pension and post-retirement health care plans is recognized through operations over extended periods of time and involves many uncertainties during those periods of time.  Our funding policy for defined benefit pension plans is to accumulate plan assets through our cash contributions and prudent investment returns, such that, over the long run, will approximate the present value of projected benefit obligations.  Our pension cost is materially affected by certain factors and assumptions, including the discount rate used to measure pension obligations, changes in the life expectancy of plan beneficiaries, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets.  Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets.  Similarly, our post-retirement health care cost is materially affected by certain factors and assumptions, including the discount rate used to measure these obligations, as well as by changes in the actual cost of providing these medical benefits.

We have underfunded obligations under our U.S. tax-qualified defined benefit pension plans totaling approximately $82 million on a projected benefit obligation basis as of December 31, 2014.  Declines in the value of the plan investments, the discount rate used to measure liabilities, increases in life expectancy of beneficiaries or unfavorable changes in law or regulations that govern pension plan funding could materially change the timing and amount of required funding.  Additionally, we sponsor other foreign and non-qualified U.S. pension plans under which there are substantial unfunded liabilities totaling approximately $87 million on a projected benefit obligation basis as of December 31, 2014.  Foreign regulatory authorities may seek to have Chemtura and/or certain of our non-sponsoring subsidiaries take responsibility for some portion of these obligations.  Mandatory funding contributions with respect to these obligations and potential unfunded benefit liability claims could have a material adverse effect on our financial condition, results of operations or future cash flows.  In addition, we have unfunded post-retirement health care plan liabilities of approximately $108 million on a projected benefit obligation basis at December 31, 2014.  Our actual costs with respect to our post-retirement health care plans could exceed our current actuarial projections.

Future events may impact our deferred tax asset position related to our utilization of net operating losses (“NOLs”) and U.S deferred federal income taxes on undistributed earnings of international affiliates that are considered to be reinvested indefinitely.

We evaluate our ability to utilize deferred tax assets and our need for  a valuation allowance based on available evidence.  This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results.  We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be utilized.  In making this determination, we evaluate all positive and negative evidence as of the end of each reporting period.  Future adjustments (either increases or decreases), to the deferred tax asset valuation allowance are determined based upon changes in the expected realization of the net deferred tax assets.  The utilization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carry-back or carry-forward periods under the tax law.  Due to significant estimates used to establish the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods.  Changes to the valuation allowance or the amount of deferred tax liabilities could have a materially adverse effect on our business, financial condition and results of operations.  Further, should we change our assertion regarding the permanent reinvestment of the undistributed earnings in foreign operations, a deferred tax liability may need to be established.

We engage in acquisitions and divestitures, which could adversely affect our financial condition, results of operations and business; we may not realize all of the anticipated benefits of these transactions or these benefits may take longer to realize than expected.

From time to time we engage in strategic acquisitions and divestitures which involve risks.  We may not realize the expected benefits of acquisitions, including the synergies, cost savings or sales or growth opportunities that we expect.  These benefits may not be achieved within the anticipated time frame, or at all.  The integration of an acquired business may result in material unanticipated problems, expenses, liabilities or competitive responses.  Other risks associated with past or future acquisitions include: the business culture of the acquired business may not match well with our culture; technological and product synergies, economies of scale and cost reductions may not occur as expected; unforeseen expenses, delays or conditions may be imposed upon the acquisition, including due to required regulatory approvals or consents; we may acquire or assume unexpected liabilities or be subject to unexpected penalties or other enforcement actions; faulty assumptions may be made regarding the integration process; unforeseen difficulties may arise in integrating operations, processes and systems; higher than expected investments may be required to implement necessary compliance processes and related systems, including information technology systems, accounting systems and internal controls over financial reporting; we may fail to retain, motivate and integrate key management and other employees of the acquired business; higher than expected finance costs may arise due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies in any jurisdiction in which the acquired business conducts its operations; and we may experience problems in retaining customers and integrating customer bases.  Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and attention.  Failure to implement our acquisition strategy, including successfully integrating acquired businesses, could have an adverse effect on our business, financial condition and results of operations.

Furthermore, we make strategic divestitures from time to time.  A successful divestiture depends on various factors, which could impact our financial condition, results of operations or cash flows, including our ability to: effectively transfer liabilities, contracts, facilities and employees to the purchaser; identify and separate the intellectual property to be divested from the intellectual property that we wish to keep; and reduce fixed and other costs previously associated with the divested assets or business.  In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase our other products.  These divestitures may on occasions, also result in continued financial involvement in the divested businesses, including through guarantees, supply and transition service agreements, deferred purchase consideration and other financial arrangements, any of which could impact our financial condition, results of operations or cash flows.

We may not achieve all of the expected benefits from our recently announced restructuring plan.

We announced a significant restructuring plan in November 2014, which includes plans to (i) eliminate the stranded costs from the sale of our Chemtura AgroSolutions business; (ii) reduce our manufacturing costs at several manufacturing facilities worldwide; and (iii) reduce selling, general and administrative costs at several of our locations.  We expect to achieve cost savings of approximately $50 million in 2015. We have made certain assumptions in estimating the anticipated impact of our cost saving initiatives.  These assumptions may ultimately be incorrect due to a variety of factors.  In addition, our ability to realize the expected benefits from these initiatives is subject to significant business, economic and competitive uncertainties and contingencies.  Some of our cost saving measures may not have the effect that we project, or we may be unable to sustain the cost savings.  If we are unsuccessful in implementing these initiatives or if we do not achieve our expected results, our results of operations and cash flows could be adversely affected.

We are subject to risks associated with possible climate change legislation, regulation and international accords.

Greenhouse gas emissions have increasingly become the subject of a large amount of international, national, regional, state and local attention.  Cap and trade initiatives to limit greenhouse gas emissions have been introduced in the European Union.  The Environmental Protection Agency (the “EPA”) has promulgated rules limiting greenhouse gas emissions and regulation of greenhouse gas also could occur pursuant to future U.S. treaty obligations, statutory or regulatory changes under the Clean Air Act, new climate change legislation or pursuant to Executive Order.

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

Our certificate of incorporation authorizes the issuance of 500 million shares of common stock, of which 100.5 million shares were issued and 71.7 million shares outstanding as of December 31, 2014.  Our board of directors (the “Board”) has the authority to issue additional shares of common stock up to the authorized capital stated in the certificate of incorporation.  Our Board may choose to issue some or all of such shares of common stock to acquire one or more businesses or to provide additional financing in the future.  The issuance of any such shares of common stock may result in a reduction of the book value or market price of the outstanding shares of our common stock.  Additionally, we have an incentive plan that allows for the issuance of up to 11 million shares (currently 4.6 million shares remain available for future grants).

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

The following table sets forth information regarding our principal operating properties and other significant properties as of December 31, 2014.  All of the following properties are owned except where otherwise indicated and reflect our properties from continuing operations, which exclude properties associated with the sale of our Chemtura AgroSolutions, Antioxidant and Consumer Products businesses.  In general, our operating properties are well maintained, suitably equipped and in good operating condition.

Location	Facility	Reporting Segment
NORTH AMERICA
United States
Arkansas
El Dorado	Plant	Industrial Engineered Products
Connecticut
Middlebury*	Executive Offices	Shared Service Center, Business and Corporate Office
Naugatuck	Research Center	Industrial Performance Products
Illinois
Mapleton	Plant	Industrial Engineered Products
Indiana
West Lafayette	Office, Research Center	Industrial Engineered Products
Michigan
Adrian(1)	Plant	Industrial Engineered Products
New Jersey
East Hanover	Plant	Industrial Performance Products
Fords	Plant	Industrial Performance Products
Perth Amboy	Plant	Industrial Performance Products
North Carolina
Gastonia	Plant	Industrial Performance Products, Agrochemical Manufacturing
Pennsylvania
Philadelphia*	Executive Offices	Corporate Offices
Canada
Elmira	Plant	Industrial Performance Products, Agrochemical Manufacturing
West Hill	Plant	Industrial Performance Products
EUROPE/AFRICA
Germany
Bergkamen*	Plant, Research Center	Industrial Engineered Products
Italy
Latina *	Plant	Industrial Performance Products, Agrochemical Manufacturing
Milan(2)	Office	Industrial Performance Products
The Netherlands
Amsterdam *	Plant	Agrochemical Manufacturing, Industrial Performance Products

Location	Facility	Reporting Segment
EUROPE/AFRICA (continued)
Switzerland
Frauenfeld*	Office	Business and Corporate Office
United Kingdom
Accrington	Plant	Industrial Performance Products
Trafford Park	Plant, Office	Business, Shared Service Center, Corporate
ASIA
Japan
Tokyo*	Office	Industrial Engineered Products, Industrial Performance Products
Republic of China
Nantong	Plant	Industrial Performance Products
Nanjing	Plant, Research Center	Industrial Performance Products
Shanghai*	Office	Shared Service Center, Business and Corporate Office
South Korea
Hyeongok	Plant	Industrial Engineered Products
Taiwan
Kaohsiung	Plant	Industrial Engineered Products, Industrial Performance Products
LATIN AMERICA
Brazil
Rio Claro *	Plant	Industrial Engineered Products, Industrial Performance Products, Agrochemical Manufacturing, Corporate
Mexico
Altamira	Plant	Industrial Engineered Products, Industrial Performance Products
Mexico City*	Office	Industrial Engineered Products, Industrial Performance Products
Reynosa	Plant	Industrial Engineered Products

* Leased property.

1.              Facility will be utilized for supply agreements resulting from the sale of our Consumer Products and Industrial Water businesses.

2.              Facility leased by Anderol Italia S.r.l, which is 51% owned by us.

Included in the sale of our Chemtura AgroSolutions business were properties located in Pekin, Illinois; Guelph, Canada; Gajraula, India and Boksburg, South Africa.

Item 3: Legal Proceedings

Information regarding our legal proceedings can be found in Note 15 — Legal Proceedings and Contingencies in our Notes to Consolidated Financial Statements and is incorporated by reference herein.

Item 4: Mine Safety Disclosure

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “CHMT”.  As of December 31, 2014, 100.5 million shares were issued and 71.7 million shares were outstanding.

We have no current plans to pay any cash dividends on our common stock and instead may retain earnings, if any, for future operations, expansions, debt repayments or purchase shares of our common stock under share repurchase programs.  Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board may deem relevant.  In addition, our debt agreements contain covenants restricting the payment of dividends by us and by each of our subsidiaries that are party to such facilities, which is subject to a number of specific exceptions.

The following table summarizes the range of market prices for our common stock as reported by the NYSE, by quarter during the past two years:

	2014
	First	Second	Third	Fourth
Market price per common share:
High	$27.94	$26.26	$26.81	$25.11
Low	$23.42	$21.96	$22.88	$21.02

	2013
	First	Second	Third	Fourth
High	$24.51	$24.48	$24.50	$28.17
Low	$19.05	$19.23	$20.26	$22.33

The number of holders of record of our common stock on December 31, 2014 was approximately 4,300.  See Item 1A — Risk Factors for a discussion of risks related to our common stock.

Issuer Purchases of Equity Securities During the Fourth Quarter of 2014

In November 2013, the Board authorized an increase in our share repurchase program to $291 million and extended the program through November 9, 2014 (the “November 2013 Authorization”).  In May 2014, the Board authorized a further increase in the share repurchase program by $100 million, up to $391 million when combined with the November 2013 Authorization (the “2013 Authorization”).  During the quarter ended December 31, 2014, we purchased 2.2 million shares for $50 million under this share repurchase program.

In October 2014, the Board approved a new share repurchase authorization of up to $500 million conditioned upon the sale of the Chemtura AgroSolutions business ( the “October 2014 Authorization”).  The new share repurchase authorization will expire on December 1, 2015.

In October 2014, we announced the commencement of modified Dutch auction tender offer to purchase, for cash, shares of our common stock (the “Tender Offer”).  In December 2014, we completed the Tender Offer and repurchased 12.5 million shares of our common stock at a purchase price of $24.20 per share, for an aggregate cost of $302 million, excluding fees and expenses under the October 2014 Authorization.  In December 2014, we purchased an additional 1.2 million shares for $28 million through open market purchases under the October 2014 Authorization.

Under both the 2013 Authorization and the October 2014 Authorization, we repurchased a total of 15.9 million shares for $380 million for the quarter ended December 31, 2014.  For further discussion of our share repurchase programs, see Note 10 — Capital Stock and Earnings per Common Share in our Notes to Consolidated Financial Statements.

The following table provides information about our repurchases of equity securities during the quarter ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions)		(in millions)	(in millions)
October 1, 2014 - October 31, 2014	2.2	$22.41	2.2	$9
November 1, 2014 -November 30, 2014	—	$—	—	$500
December 1, 2014 - December 31, 2014	13.7	$24.11	13.7	$170
Total	15.9		15.9

PERFORMANCE GRAPH

The following graph compares the cumulative total return on our common stock for the period November 11, 2010 through December 31, 2014 with the returns of the Standard & Poor’s 500 Stock Index, Standard & Poor’s 500 Specialty Chemical Index and the Dow Jones US Chemicals Index, assuming an investment of $100 on November 11, 2010 and the reinvestment of all dividends.  Our common stock outstanding on November 10, 2010 was canceled when we emerged from Chapter 11 and our current common stock began trading on the NYSE on November 11, 2010.  As such, stock performance prior to November 11, 2010 does not provide a meaningful comparison and therefore has not been provided. We have elected to change one of our comparative indexes from the S&P 500 Specialty Chemicals Index to the Dow Jones US Chemical Index.  We believe the Dow Jones US Chemical Index is more representative of our peers than the S&P 500 Specialty Chemicals Index.  In addition, we utilize the Dow Jones US Chemical Index as a performance metric for share-based compensation.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG CHEMTURA CORPORATION,

S&P 500 AND DOW JONES CHEMICAL INDEX

	11/11/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
CHEMTURA CORPORATION	$100.0	$103.8	$73.6	$138.1	$181.3	$160.6
S&P500	$100.0	$103.9	$106.1	$122.5	$161.0	$182.3
DOW JONES US CHEMICAL INDEX	$100.0	$105.6	$103.9	$126.7	$164.5	$178.4
S&P SPECIALTY CHEMICAL INDEX	$100.0	$105.0	$111.8	$157.1	$212.4	$257.8

Item 6: Selected Financial Data

The following reflects selected financial data for each of our last five fiscal years and has been reclassified to reflect the effects of the Antioxidant and Consumer Products businesses as discontinued operations.  The divestiture of our Chemtura AgroSolutions business did not meet the criteria to be accounted for as a discontinued operation and, therefore, we have included the results of that business as part of our continuing operations.  The information below should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data of this Annual Report.  The financial information presented may not be indicative of future performance.

	(In millions of dollars, except per share data)	2014	2013	2012	2011	2010
	Summary of Operations
	Net sales	$2,190	$2,231	$2,196	$2,184	$1,914
	Gross profit	508	510	581	558	460
	Selling, general and administrative	255	229	246	269	249
	Depreciation and amortization	102	101	100	103	136
	Research and development	36	40	41	36	36
	Facility closures, severance and related costs	25	42	11	3	1
	Gain on sale of business (a)	(529)	—	—	(27)	(2)
	Impairment charges (b)	—	—	—	4	57
	Changes in estimates related to expected allowable claims (c)	—	—	—	3	35
	Equity loss (income)	—	—	4	1	(2)
	Operating income (loss)	619	98	179	166	(50)
	Interest expense (d)	(45)	(60)	(64)	(63)	(191)
	Loss on early extinguishment of debt	(7)	(50)	(1)	—	(88)
	Other income (expense), net	12	8	15	1	(7)
	Reorganization items, net (e)	—	—	—	(19)	(303)
	Earnings (loss) from continuing operations before income taxes	579	(4)	129	85	(639)
	Income tax benefit (expense)	192	(18)	(26)	(17)	(15)
	Earnings (loss) from continuing operations	$771	$(22)	$103	$68	$(654)

	Per Share information - attributable to Chemtura
	Earnings (loss) from continuing operations - Basic	$8.55	$(0.23)	$1.04	$0.68	$(2.94)
	Earnings (loss) from continuing operations - Diluted	$8.43	$(0.23)	$1.04	$0.68	$(2.94)

	Other Per Share Data
Common stock trading range:	High (f)	$27.94	$28.17	$21.69	$19.37	$16.10
	Low (f)	$21.02	$19.05	$11.36	$8.49	$0.28
	Average shares outstanding - Basic (f)	90.2	97.7	98.2	100.1	223.0
	Average shares outstanding - Diluted (f)	91.5	97.7	98.8	100.3	223.0

(In millions)	2014	2013	2012	2011	2010
Financial Position
Working capital	$811	$1,041	$1,101	$931	$932
Current ratio	3.0	3.2	3.2	3.4	2.9
Total assets	$2,667	$2,704	$3,030	$2,855	$2,913
Total debt, including short-term borrowings	$574	$898	$876	$752	$751
Total equity	$1,054	$999	$1,068	$1,046	$971
Total capital employed	$1,628	$1,897	$1,944	$1,798	$1,722
Debt to total capital %	35.3%	47.3%	45.1%	41.8%	43.6%

(In millions of dollars, except for number of employees)
Other Statistics
Net cash (used in) provided by operations (g)	$(78)	$79	$218	$182	$(204)
Capital spending from continuing operations	$113	$159	$136	$142	$105
Depreciation from continuing operations	$87	$82	$80	$81	$115
Amortization from continuing operations	$15	$19	$20	$22	$21
Approximate number of employees at end of year	2,700	3,300	4,600	4,500	4,200

(a)         Gain on sale of business primarily included a $529 million gain on the sale of our Chemtura AgroSolutions business in 2014, $27 million gain on the sale of our 50% interest in Tetrabrom Technologies Ltd. in 2011 and a $2 million gain relating to the sale of the natural sodium sulfonates and oxidized petrolatum product lines in 2010.

(b)         The 2011 and 2010 charges primarily included the impairment of intangible assets of $3 million and goodwill of $57 million, respectively, within the Agrochemical Manufacturing segment.

(c)          In March 2009, Chemtura and 26 of our affiliates filed for relief under Chapter 11 of Title 11 of the United States Code (“Chapter 11”) the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  In November 2010, the Bankruptcy Court entered an order confirming our plan of reorganization (the “Plan”).  Changes in estimates related to expected allowable claims relate to adjustments to liabilities subject to compromise (primarily legal and environmental reserves) as a result of our Chapter 11 proof of claims evaluation process.

(d)         Interest expense in 2010 includes $137 million of contractual interest expense recorded, relating to interest obligations on unsecured claims for the period from March 18, 2009 through the November 10, 2010 that were paid based on the Plan (included in this amount is contractual interest expense of $63 million for 2009).

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

(f)           Upon the effectiveness of our Plan, all previously outstanding shares of common stock were canceled and pursuant to the Plan approximately 100 million new shares of common stock were issued.  The weighted average shares for 2010 was based upon 243 million of previously outstanding shares of common stock for approximately 10 months and approximately 100 million new shares of common stock outstanding for approximately 2 months.  As a result, the average shares outstanding and the price of our new shares may not be comparable to prior periods.

(g)          The 2010 net cash used in operations included $195 million related to cash settlements of claims in connection with the Chapter 11 cases and $50 million of pension contributions in accordance with the Plan.

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

•                  The successful separation of the Chemtura AgroSolutions business from the rest of our businesses;

•                  Our ability to execute timely on our restructuring plan and achieve the expected cost reductions;

•                  Declines in general economic conditions;

•                  The ability to comply with product registration requirements of regulatory authorities, including the U.S. food and drug administration (the “FDA”) and European Union Registration, Evaluation and Authorization of Chemicals (“REACh”) legislation;

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

OUR BUSINESS

We are a global, United States publicly traded specialty chemical company dedicated to delivering innovative, performance-driven engineered specialty chemical solutions which are used as additives, ingredients or intermediates which add value to our customers’ end products.  We are committed to global sustainability through “greener technology” and developing engineered chemical solutions that meet our customers’ evolving needs.  We operate in a wide variety of end-use industries, including automotive, building and construction, electronics, lubricants, packaging and transportation. We are a leader in many of our key product lines and transact business in more than 80 countries.  Our principal executive offices are located in Philadelphia, Pennsylvania and Middlebury, Connecticut.

During 2013 and 2014, through a series of divestitures, we transformed ourselves from a diversified specialty chemical company into a “pure-play” industrial specialty chemical company and created value for our stockholders.  We have renewed our focus on operations, management structure and operating efficiencies which will position us to grow net sales and free cash flow.

Consistent with the transformation, we divested several businesses that did not fit with our strategic objectives.  In November 2014, we sold our Chemtura AgroSolutions business, including stock sales of our investment in several legal entities, dedicated manufacturing locations in Gajraula, India and Pekin, Illinois, certain other assets and the assumption of certain liabilities, to Platform Specialty Products Corporation (“Platform”).  In December 2013, we completed a stock sale of our investment in legal entities dedicated to the Consumer Products business, including dedicated manufacturing plants in the U.S. and South Africa, to KIK Custom Products Inc. (“KIK”).  In April 2013, we completed an asset sale of our antioxidant and UV Stabilizer (the “Antioxidant”) business, including dedicated manufacturing plants in the U.S., France, and Germany, to SK Blue Holdings, Ltd. (“SK”) and Addivant USA Holdings Corp. (“Addivant”). A further description of these transactions are provided in Note 2 - Divestitures and Acquisitions in our Notes to Consolidated Financial Statements.

Under the terms of the sale agreement with Platform, we have retained most of the property, plant and equipment used to manufacture products for the Chemtura AgroSolutions business and will continue to manufacture products for Platform under several supply agreements and a tolling agreement (collectively, the “supply agreements”) with minimum terms of between two and four years.  To reflect the change in the nature of operations, we changed the name of our Chemtura AgroSolutions segment to Agrochemical Manufacturing.

Additionally, in November 2014, our Board of Directors (the “Board”) approved a restructuring plan to reduce the stranded costs associated with our Chemtura AgroSolutions business, reduce the costs of our manufacturing operations and align our remaining operations and management structure for operating efficiencies designed to increase our business net sales, operating income and cash flows.  These actions reflect our emphasis on improving the competitiveness and operating effectiveness of our industrial specialty chemicals portfolio and will contribute to the expansion of our profit margins.  A further description of this restructuring initiative is provided in Note 3 - Restructuring and Asset Impairment Activities.

The primary economic factors that influence the operations and net sales of our Industrial Performance Products (“Industrial Performance”) and Industrial Engineered Products (“Industrial Engineered”) segments (collectively referred to as “Industrials”) are demand conditions in industrial, electronics, energy, residential and commercial construction, and transportation markets.  Other factors affecting our financial performance include industry capacity, customer demand, raw material and energy costs, and selling prices.  Selling prices are influenced by the global demand and supply for the products we produce and competitor behavior.  We pursue selling prices that reflect the value our products deliver to our customers, while seeking to pass on higher costs for raw material and energy to preserve our profit margins.  A complete list of risks that may impact our performance is included in  Item 1A - Risk Factors.

OVERVIEW OF OUR PERFORMANCE

During 2014, we finalized our transformation aligning our portfolio businesses with our stated long-term strategic and financial performance criteria.  Through these portfolio actions, Chemtura will be a smaller company in 2015, but these actions are expected to progressively improve our operating margins and have a portfolio of strongly differentiated industrial specialty chemical product lines based on proprietary chemical technologies that offer superior organic revenue growth and are positioned to exploit secular industry growth trends in all regions of the globe.  Among the many accomplishments in 2014 were:

Portfolio Management and Other Corporate Initiatives

•                  In the first quarter of 2014, we eliminated the stranded costs that resulted from the sale of our former Consumer Products business on December 31, 2013.

•                  During 2014, we took additional restructuring actions to consolidate our Industrials business organizational structure to streamline their activities and gain efficiencies and cost savings.  These actions included the progressive implementation of a lean manufacturing operational model, initiatives to reduce the cost of the raw materials and supplies that we procure and streamlining of the SG&A of our businesses.

•                  In November 2014, we sold our Chemtura AgroSolutions business to Platform for approximately $1 billion, consisting of $950 million in cash and 2 million shares of Platform’s common stock.

Share Repurchases

•                  During 2014, we repurchased 25.8 million shares of our common stock under our share repurchase programs at a cost of $618 million.  This included 12.5 million shares for an aggregate cost of $302 million under a modified Dutch auction tender offer.  As of December 31, 2014, $170 million remained of our current authorized stock repurchase program.

Debt Repayments

•                  In January 2014, we repaid $110 million of our senior secured term loan facility due 2016 (the “Term Loan”) with proceeds from the sale of our Consumer Products business.  In November 2014, we repaid an additional $126 million of our Term Loan from the net after-tax proceeds from the sale of our Chemtura AgroSolutions business.

•                  In December 2014, we purchased the remaining notes under our 7.875% senior notes due 2018 (the “2018 Senior Notes”) from the net after-tax proceeds from the sale of our Chemtura AgroSolutions business.  This included $101 million in principal and a call premium of $4 million.

•                  In December 2014, we repaid $5 million of our secured credit facility from Agricultural Bank of China, Nantong Branch from the net after-tax proceeds from the sale of our Chemtura AgroSolutions business.  In January 2015, we repaid a further $15 million of this facility.

Other

•                  During the fourth quarter, we settled certain terminated and vested pension obligations in the United States (U.S.) to reduce our future pension benefit obligations.  This eliminated $52 million of projected benefit obligations.

RESULTS OF OPERATIONS

Our management discussion and analysis of our results of operations relates to our business from continuing operations.

The sale of our Chemtura AgroSolutions business in November 2014 did not meet the criteria to be reported as a discontinued operation and, therefore, our results from continuing operations includes the historical financial information of that business through the date of sale.  Subsequent to the date of sale, we changed the name of our Chemtura AgroSolutions segment to Agrochemical Manufacturing to reflect the change in the nature of its operations.  Following the sale to Platform, Agrochemical Manufacturing will include the results of operations under the post-closing supply agreements with Platform.

The sale of our Antioxidant and Consumer Products businesses are reported as discontinued operations in current and comparable periods and therefore are not included in continuing operations.

For a further discussion on the sale of our Chemtura AgroSolutions business and the ongoing supply agreements with Platform, as well as the sale of our Antioxidant and Consumer Products businesses, see Note 2 - Divestitures and Acquisitions in our Notes to Consolidated Financial Statements.

2014 COMPARED TO 2013

Given the sale of our Chemtura AgroSolutions business to Platform in 2014, our discussion on the results of operations for the consolidated company for the twelve months of 2014 compared with the twelve months of 2013 is less meaningful to investors due to the sale and the change in the nature of the operations associated with our Agrochemical Manufacturing business from a market participant to a supplier of products to Platform under the supply agreements.

We have determined that the most effective way to present to investors the change in results of continuing operations for the year ended December 31, 2014 compared with the year ended December 31, 2013, is to provide separate discussions of the changes in our consolidated results for Chemtura excluding the Agrochemical Manufacturing segment and then for the Agrochemical Manufacturing segment.  This presentation and discussion is only applicable for the comparison of the 2014 to 2013 annual periods and reports our results of operations under generally accepted accounting principles of the United States.

The following chart presents the results of operations of the consolidated company including the Agrochemical Manufacturing segment through operating income.  The chart then segregates the results of operations for the Agrochemical Manufacturing segment separately from the total for our Industrial Performance Products, Industrial Engineered Products and Corporate segments combined (our “Core Segments”).  The discussion of the components of operating income included in the section titled Overview only reflects changes related to the Core Segments.  A separate discussion regarding the changes in results of operations of the Agrochemical Manufacturing segment is presented in this section under the heading “Agrochemical Manufacturing”.

Components of net income which are not included in operating income are not affected by the sale of our Chemtura AgroSolutions business and, therefore, the discussion related to changes in those components for the annual period of 2014 compared with the annual period of 2013 represent changes of all the Company as whole.

	2014			2013
		Agrochemical	Core		Agrochemical	Core
(in millions)	Consolidated	Manufacturing	Segments	Consolidated	Manufacturing	Segments
Net Sales	$2,190	$(403)	$1,787	$2,231	$(449)	$1,782
Cost of goods sold (1)	1,682	(239)	1,443	1,721	(275)	1,446
Gross Profit (1)	508	(164)	344	510	(174)	336
Selling, general and administrative	255	(60)	195	229	(61)	168
Depreciation and amortization	102	(8)	94	101	(12)	89
Research and development	36	(10)	26	40	(14)	26
Facility closures, severance and related costs	25	—	25	42	—	42
Gain on sale of business	(529)	—	(529)	—	—	—
Equity loss	—	—	—	—	1	1
Operating Income	$619	$(86)	$533	$98	$(88)	$10

(1) - Excludes depreciation and amortization expense which are shown separately.

Overview

Consolidated net sales of our Core Segments were $1.8 billion in 2014 or $5 million higher than in 2013 driven by a $12 million increase in volume which was offset in part by a $4 million reduction in average selling prices and $3 million related to the unfavorable effects of foreign currency translation.  Our Industrial Performance Products segment reported an $8 million increase in sales which represents an increase in volume of our polyester polyols and selling price increases of our petroleum additive products offset by volume declines in our intermediate, detergents and inhibitor products.  Our Industrial Engineered Products segment reported a decline in sales of $3 million due to competition reducing selling prices for a number of our product lines and the decline in demand for our flexible foam application products weakened as the year progressed unfavorably impacting volume.  Our Industrial Engineered segment delivered improvement in volume of our brominated performance products which was offset in part by declines in sales volumes for our polymerization co-catalysts products.

Gross profit for our Core Segments in 2014 was $344 million, an increase of $8 million compared to $336 million in 2013.  Gross profit as a percentage of sales remained stable at 19% for both years.  Gross profit in dollars increased due to the absence of a $21 million charge we took in 2013 related to costs to remediate a legacy non-operating site in France.  Our gross profit was unfavorably impacted by the $4 million decrease in selling prices, a $6 million increase in raw material costs, $5 million in increased distribution costs, $4 million of increased manufacturing costs and unfavorable product mix of $4 million offset by $8 million from the elimination of stranded costs associated with the Antioxidant and Consumer Products businesses and $2 million in other savings.

Selling, general and administrative (“SG&A”) expense of $195 million was $27 million higher than in 2013, primarily the result of a $21 million charge related to the settlement of pension obligations, $12 million of additional costs in 2014 associated with the sale of our Chemtura AgroSolutions business (exclusive of the amounts reported as part of the gain on sale) and $9 million in costs associated with our investment in business excellence initiatives partially offset by $3 million in other pension matters primarily related to the absence of one-time charges that were recorded in 2013, a $3 million reduction in selling expense and the remainder in savings associated with the reduction of employee costs and benefits associated with our restructuring programs and the elimination of the stranded costs associated with the Antioxidant and Consumer Products businesses.

Facility closures, severance and related costs in 2014 was $25 million compared with $42 million for 2013.  The expense related to the cost reduction initiatives we announced in 2014 and 2013.  The restructuring plans related to both the elimination of stranded costs associated with the sale of our Chemtura AgroSolutions, Consumer Products and Antioxidant businesses as well as initiatives to reduce manufacturing and SG&A costs within our Industrials businesses.  Our restructuring plans are described in more detail in Note 3 - Restructuring and Assets Impairment Activities of our Notes to Consolidated Financial Statements.

The Gain on sale of business of $529 million in 2014 represents the sale of our Chemtura AgroSolutions business to Platform.

Other Non-Operating Income and Expense

The following discussion about income and expense outside of operating income is presented on a total company basis, which is the sum of the Core Segments and the Agrochemical Manufacturing Segment.

Interest expense of $45 million during 2014 was $15 million lower than 2013 due to our debt refinancing actions taken in the second half of 2013.  The full benefit of our fourth quarter 2014 redemption of the outstanding 2018 Senior Notes and the pay down of the Term Loan due 2016 with Bank of America, N.A., as administrative agent, and other lenders party thereto, (“Term Loan”) will be reflected in our 2015 results.

Loss on the early extinguishment of debt of $7 million for 2014 included a call premium and the write-off of unamortized capitalized financing costs and original issuance discount.  Loss on early extinguishment of debt of $50 million for 2013 included the difference between the principal amount of the 2018 Senior Notes tendered and the sum of the tender offer consideration and consent payments and the write-off of unamortized capitalized financing costs and original issuance discount.

Other income, net was $12 million for 2014 compared with $8 million for 2013.  Other income, net primarily reflected the net impact of foreign exchange gains and losses.  In 2014, we realized foreign exchange gains and losses on the repayment of several foreign denominated intercompany loans between our subsidiaries in addition to significant fluctuations in the Euro and British Pound Sterling.  In addition, during 2013, we recognized a gain of $13 million related to the release of cumulative translation adjustments associated with the rationalization of certain European subsidiaries that are no longer required.

The income tax benefit in 2014 was $192 million compared with expense of $18 million in 2013.  The tax benefit reported in 2014 includes a release of U.S. valuation allowance in the amount of $406 million and the tax expense related to the sale of our Chemtura AgroSolutions business.  In 2014, we concluded that the positive evidence that we can utilize our U.S. deferred tax assets before they expire outweighed the negative evidence and as a result we released a majority of our U.S. valuation allowance.  In 2013, tax expense was related to taxable income of certain of our international subsidiaries.  In 2013, we provided a full valuation allowance against the tax expense associated with our U.S. net operating loss.

Earnings from continuing operations attributable to Chemtura for 2014 was $771 million, or $8.43 per diluted share, as compared with a loss from continuing operations attributable to Chemtura of $22 million or $0.23 per diluted share in 2013.

Earnings from discontinued operations, net of tax attributable to Chemtura for 2014, was $1 million, or $0.01 per share, as compared with $25 million, or $0.26 per share, for 2013.  Discontinued operations in 2013 represents the results of operations of our Antioxidants business through its sale in April 2013 and our Consumer Products business through its sale in December 2013.  Additionally, in 2013, we recorded an impairment charge of $7 million which included the impairment of property, plant and equipment related to the Consumer Products business.

Loss on sale of discontinued operations, net of tax attributable to Chemtura for 2014, was $9 million, or $0.10, per share.  The loss represents customary working capital adjustments of $1 million and $8 million associated with the Antioxidant and Consumer Products business sales, respectively.  Loss on sale of discontinued operations, net of tax attributable to Chemtura for 2013, was $180 million, or $1.84, per share which represents a net loss of $155 million and $25 million associated with the Antioxidant and Consumer Products businesses, respectively.

The following is a discussion of the results of our segments for 2014 compared with 2013.

Industrial Performance Products

Our Industrial Performance segment reported higher net sales and lower operating income in 2014 compared with 2013.  We experienced overall volume declines in our intermediate, inhibitor and detergent petroleum additive products which was more than offset by volume improvement in our synthetic basestocks for finished fluid applications, Adiprene®/Vibrathane® products and polyester polyols.  Net selling price increases were unable to offset the loss in volume.  Overall selling price for our petroleum additive products was favorable to prior year but still fell short of covering increases in our raw material costs.  Operating income reflected a favorable product mix of selling higher margin products than in 2013 which was offset in part by higher distribution and SG&A and research and development costs (“R&D”, collectively, “SGA&R”).

Net sales increased by $8 million to $987 million for 2014, primarily related to $8 million in higher selling prices.

Operating income was $106 million in 2014, a decrease of $3 million compared with 2013.  The decrease reflected higher raw material costs of $14 million, an increase in SGA&R costs of $8 million, additional accelerated depreciation of property, plant and equipment of $4 million and an increase in other costs of $1 million, offset by higher sales volume and favorable product mix of $12 million, higher selling prices of $8 million and favorable foreign currency translation of $4 million.

Industrial Engineered Products

Our Industrial Engineered segment reported lower net sales and operating income in 2014 compared with 2013. During 2014, we felt the effects of excess industry capacity in bromine and in polymerization co-catalysts products (“PCC”).  The resulting competition driven by excess supply drove a reduction in our selling prices and resulted in lower volumes.  We saw growth in the sales of our Emerald Innovation 3000TM products as customers switched to this alternative from traditional HBCD flame retardant styrene based insulation foam applications coupled with an increase volume from international markets for our clear brine fluids used in energy markets partly offset the reductions in bromine based products and PCC volumes.  Demand for flexible foam flame retardant products declined as the year progressed resulting in lower volumes. Towards the end of the year we saw selling prices for bromine products stabilize, but selling prices did not recover to 2013 levels.  While we experienced a decrease in our raw material costs, the benefit was offset by the decline in selling prices, increase in sales of lower margin products, higher manufacturing and other costs and higher SGA&R expenses.

Net sales decreased by $3 million to $800 million for 2014, which reflected lower selling prices of $12 million and unfavorable foreign currency translation of $2 million, offset by an increase in sales volume of $11 million, due to favorable product mix.

Operating income of $16 million in 2014 decreased $39 million compared with last year.  The decrease reflected unfavorable volume and product mix of $16 million, lower selling prices of $12 million, higher SGA&R costs of $8 million, unfavorable foreign currency translation of $4 million, higher distribution costs of $2 million and an increase in other costs of $5 million, offset by a decrease in raw material costs of $8 million.

Agrochemical Manufacturing

In 2013 and for the first 10 months of 2014, our Chemtura AgroSolutions business manufactured and resold agrochemical products to third party distributors and customers.  In November 2014, we sold our Chemtura AgroSolutions business to Platform.  Under the terms of the sale agreement with Platform, we have retained most of the property, plant and equipment used to manufacture products for the Chemtura AgroSolutions business and will continue to manufacture products for Platform under the supply agreements.  We operated under the supply agreements for the two months ended December 31, 2014.  Therefore, the results of operations for the previous Chemtura AgroSolutions business is not comparable to the Agrochemical Manufacturing business.  The following represents a discussion of the Agrochemical Manufacturing segment on a go-forward basis and of the Chemtura AgroSolutions business on a pre-sale basis compared with 2013.

Supply Agreement Results

The supply agreements with Platform are designed to recover the actual cash costs incurred to manufacture the products under the agreement.  Accordingly, the supply agreements are considered below-market contracts for their full term.  Contemporaneous with the sale, we accrued an obligation of $230 million, on a discounted basis, which represents the loss of profit on these products over the terms of the supply agreements, including contractual obligations to continue supply for a period of up to 2 years after termination of the supply agreements.  The recognition of the obligation, along with the accretion of the obligation to its undiscounted value of $345 million, will be recorded as net sales on a straight-line basis over the term of each supply agreement.

For the two month period ended December 31, 2014, the Agrochemical Manufacturing segment net sales were $22 million, which includes $6 million related to the recognition of the obligation, net of accretion related to the below-market supply agreements.

Operating income for the two months ended December 31, 2014 was $6 million.  As the contracts were designed to recover a majority of the costs incurred, operating income reflects only the recognition of the obligation,net of accretion, related to the below market contract, less a small amount of depreciation and amortization that is not included as part of the recoverable costs.

Previous Results of the Chemtura AgroSolutions Business (Pre-Sale)

Net sales of the Chemtura AgroSolutions business for the ten months ended October 31, 2014 were $381 million as compared with net sales of $449 million for the year ended December 31, 2013 and $371 million for the ten months ended October 31, 2013.  Operating profit for the ten months ended October 31, 2014 was $80 million compared with $88 million for the year ended December 31, 2013 and $74 million for the ten months ended October 31, 2013.

The Chemtura AgroSolutions business did not have any third party sales subsequent to the date of sale to Platform.  Therefore, to assist investors in understanding the business and its results of operations prior to the date of sale, the discussion that follows compares the first ten months of 2014 with the first ten months of 2013.

Chemtura AgroSolutions generated higher net sales and operating income for the first ten months of 2014 as compared with the same ten months of 2013.  Net sales increased $10 million representing an $8 million increase in volume and a $10 million increase in selling price which was offset by $8 million in the unfavorable effects of foreign currency translation.  Chemtura AgroSolutions experienced strong demand in Latin America due both to a high level of demand for pest control in the soybean market and the growth in cultivated acreage.  Our European region experienced favorable weather conditions in Europe toward the end of the first half of 2014.  There was some supply constraints on certain miticides in North America which offset some of the volume growth in the first half of 2014.  Overall higher volumes and improved selling prices offset the unfavorable effect of foreign currency translation.

Operating income increased $6 million primarily reflecting the benefit of favorable volume and product mix changes of $18 million and $10 million of increased selling prices offset in part by $9 million in higher SGA&R due primarily to an increase in our bad debt reserves related to certain customers in Brazil and Kazakhstan, $4 million in higher raw material, manufacturing and distribution costs and $7 million of unfavorable effects of foreign currency translation.

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

Corporate expense was $93 million and $112 million in 2014 and 2013, respectively, which included amortization expense related to intangible assets and depreciation expense of $16 million and $18 million in 2014 and 2013 respectively.  Included in corporate expense in 2013 was a charge of $21 million to increase an environmental reserve for the costs to remediate a legacy non-operating site in France.  Included in corporate expense in 2014 is a charge for $21 million related to the settlement of a pension obligation, an additional $12 million of costs incurred in the exploration and sale of our Chemtura AgroSolutions business over 2013, exclusive of the amount reported as part of the gain on sale, offset by $24 million related to the elimination of stranded costs associated with our Chemtura AgroSolutions business in 2014 and our Antioxidant and Consumer Products businesses which were sold in 2013.

2013 COMPARED TO 2012

Overview

Consolidated net sales were $2.2 billion in 2013 or $35 million higher than in 2012 driven by a $61 million increase in volume, offset by a $16 million overall decrease in selling prices and the unfavorable effect of foreign currency translation of $10 million.  Our Industrial Performance segment reported a $76 million increase in sales volume primarily from our petroleum additives and certain synthetic products offset by slightly less volume for our urethane product sales due to weakness in the global mining and electronic markets.  Our Agrochemical Manufacturing (formerly Chemtura AgroSolutions) segment reported a $34 million increase in sales volume driven by strong sales in North and Latin Americas and strong selling prices driven by higher demand.  Our Industrial Engineered segment experienced weak demand from insulated foam applications and an attendant reduction in selling prices.  Demand from electronic application products remained weak in 2013.  The result was a $49 million decline in sales volume and a $44 million decrease in overall selling prices.

Gross profit for 2013 was $510 million, a decrease of $71 million compared with 2012.  Gross profit as a percentage of net sales decreased to 23% for 2013 compared with 26% for 2012.  Gross profit was impacted by a $21 million increase in an environmental reserve in 2013 for the costs to remediate a legacy non-operating site in France, a $16 million overall reduction in selling prices, $12 million from unfavorable product mix, $7 million from the unfavorable effect of foreign currency translation, a $10 million increase in our excess inventory reserves due to lower electronics demand for brominated products, $5 million of costs associated with our new facilities in Nantong, China and Ankerweg, The Netherlands, and lower manufacturing and Registration, Evaluation and Authorization of Chemicals (“REACh”) costs which were offset by higher distribution costs.

SG&A expense of $229 million was $17 million lower than 2012, primarily the result of lower staff count due to our initiatives to eliminate stranded costs related to our divestitures, lower accruals related to employee incentive plans and other cost reductions as well as other restructuring initiatives in 2012 and 2013.  Quantitatively, these reductions were a $7 million benefit related to the elimination of stranded costs associated with our Antioxidant business, $11 million of lower non-cash compensation expense due to our overall lower performance in 2013, a gain of $2 million related to an adjustment to a legacy pension plan, a gain of $2 million related to the sale of a non-operating site, a $2 million decrease in an accrual related to one of our U.K. pension plans and $5 million in lower pension expense primarily related to the transfer of pension obligations to Addivant in April 2013 in connection with the sale of our Antioxidant business.  These reductions were offset by $6 million in expenses incurred to explore the sale of our Chemtura AgroSolutions business, $2 million associated with the accelerated recognition of asset retirement obligations, the absence of a $2 million gain recorded in 2012 for a settlement related to a UK pension levy and a $3 million increase in workers compensation expense.

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

Other income, net was $8 million for 2013 compared with $15 million for 2012.  During 2013 and 2012, we recognized gains of $13 million and $21 million, respectively, related to the release of cumulative translation adjustments associated with the rationalization of certain European subsidiaries that are no longer required coupled with lower interest income and a less favorable effect of foreign currency translation in 2013.

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

Loss on the sale of discontinued operations, net of tax attributable to Chemtura for 2013, was $180 million, or $1.84, per share which represents a net loss of $155 million and $25 million associated with the Antioxidant and Consumer Products businesses, respectively.

The following is a discussion of the results of our segments for 2013 compared with 2012.

Industrial Performance Products

Our Industrial Performance segment reported higher net sales and operating income in 2013 compared with 2012.  We experienced some recovery in the sales of our petroleum additive products across all regions as well as the benefit of a modest increase in selling prices.  These gains were partially offset by weakness in mining and electronic applications which is affecting our urethanes products globally.  Operating income benefited from the higher selling prices over the increase in raw material costs but we did not see the full impact of the volume improvements due to a greater percentage of lower margin products being sold coupled with costs associated with our new facilities in Nantong, China and Ankerweg, The Netherlands and increases in SGA&R expenses.

Net sales totaled $979 million in 2013, an increase of $88 million compared with 2012.  The increase reflected higher sales volume of $76 million, higher selling prices of $10 million and favorable foreign currency translation of $2 million.

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

Operating income of $55 million in 2013 decreased $85 million compared with last year.  The decrease reflected the lower selling prices, $26 million from lower sales volume and unfavorable product mix, a $10 million increase in an excess inventory reserve, $5 million in higher raw material and distribution costs and $3 million from unfavorable foreign currency translation, partly offset by a $3 million net decrease in other costs.

Agrochemical Manufacturing (formerly Chemtura AgroSolutions)

Our Agrochemical Manufacturing segment reported higher net sales and operating income for 2013 compared with 2012.  Net sales increased over the prior year period as a result of improved sales volume in both North and Latin America for mitacide and seed treatment products coupled with the introduction of new products and higher selling prices.  Operating income reflected the benefit of the increased sales volume and selling prices coupled with increased equity income associated with a gain on the sale of two product lines in our ISEM joint venture and continued focus on the reduction of general expenses.

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

General Corporate

Corporate expense was $112 million and $117 million in 2013 and 2012, respectively, which included amortization expense related to intangible assets and depreciation expense of $18 million and $19 million in 2013 and 2012 respectively.  Included in corporate expense for 2013 was a charge of $21 million to increase an environmental reserve for the costs to remediate a legacy non-operating site in France.  Following a detailed engineering study, we received estimates of the costs of a multi-year program to remediate the site to the standards required by the regulatory authorities.  Additionally, included within 2013 corporate expense is $6 million in costs related to the exploration of the sale of our Chemtura AgroSolutions business, a $3 million increase in workers compensation expense and the absence of a $2 million gain recorded in 2012 for a UK pension levy settlement, offset by a benefit of $11 million of lower non-cash compensation expense due to our overall lower performance in 2013 and the reduction in staff, $7 million related to the elimination of stranded costs associated with our Antioxidant business, a gain of $2 million related to an adjustment for a legacy pension plan, a gain of $2 million related to the sale of a non-operating site, a $2 million decrease in an accrual related to one of our U.K. pension plans, $7 million in reduced functional and other spending as a result of our restructuring programs and $5 million in lower pension expense primarily related to the transfer of pension obligations to Addivant in April 2013 in connection with the sale of our Antioxidant business.

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

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated or presented in accordance with generally accepted accounting principles (“GAAP”).  While we believe that such measures are useful in evaluating our performance, investors should not consider them to be a substitute for financial measures prepared in accordance with GAAP.  In addition, the financial measures may differ from similarly titled financial measures used by other companies and do not provide a comparable view of our performance relative to other companies in similar industries.  Adjusted EBITDA for 2014, 2013 and 2012 is calculated as follows:

(In millions)	2014	2013	2012
Net earnings (loss) attributable to Chemtura	$763	$(177)	$101
Interest expense	45	60	64
Loss on early extinguishment of debt	7	50	1
Other income, net	(12)	(8)	(15)
Income tax (benefit) expense	(192)	18	26
(Earnings) loss from discontinued operations, net of tax	(1)	(25)	3
Loss on sale of discontinued operations, net of tax	9	180	—
Net loss attributable to non-controlling interests	—	—	(1)

Operating income	619	98	179
Depreciation and amortization	102	101	100
Operational facility closures, severance and related costs	25	42	11
Gain on sale of business	(529)	—	—
Non-cash stock-based compensation	14	13	22
Agrochemical Manufacturing supply agreements	(6)	—	—
Environmental reserves	—	21	—
Pension settlement	21	—	—
UK pension benefit matter	(4)	(2)	—
Other adjustments	2	2	1
Adjusted EBITDA	$244	$275	$313

Adjusted EBITDA in 2014 and 2013 are net of $18 million and $6 million, respectively, of expenses related to our exploration of a sale of our Chemtura AgroSolutions business.

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

We have implemented restructuring programs to eliminate stranded costs associated with the sale of our Chemtura AgroSolutions business as well as to reduce manufacturing costs and realign our remaining businesses to improve their effectiveness in delivering increased net sales, operating income and cash flows.  The following is a discussion on significant factors affecting our liquidity and use of capital resources.

Financing Facilities

Our financing facilities are comprised of public debt, several loans and a revolving line of credit.

Senior Notes

In July 2013, we issued in a registered public offering $450 million of 5.75% Senior Notes due 2021 (the “2021 Senior Notes”).  As of December 31, 2014, $450 million remains outstanding.

In 2010, we issued $455 million aggregate principal amount of 7.875% Senior Notes due 2018 (the “2018 Senior Notes”).  In July 2013, we repurchased $354 million of the $455 million 2018 Senior Notes under a cash tender offer with proceeds from the 2021 Senior Notes offering.  In December 2014, we purchased the remaining $101 million of our 2018 Senior Notes utilizing a portion of the net after tax cash proceeds from the sale of our Chemtura AgroSolutions business.  As of December 31, 2014, no 2018 Senior Notes are outstanding.

Loans

In August 2010, we entered into a Term Loan due 2016 with Bank of America, N.A., as administrative agent, and other lenders party thereto, for an aggregate principal amount of $295 million.  On October 31, 2012, we exercised the accordion feature of our Term Loan and borrowed an additional $125 million.  In October 2013, we entered into an amendment of our Term Loan (the “Amendment”) which provided, among other things; a reduction in the interest rate and LIBOR floor on the term loans outstanding under the Term Loan agreement (the “term loans”) and permitted additional flexibility under certain of our operating covenants (including but not limited to additional flexibility for debt, investments, restricted payments and dispositions) in the Term Loan agreement.  During 2013, we repaid $102 million of the Term Loan with proceeds from the 2021 Senior Notes offering and cash on hand.  In January 2014, we repaid an additional $110 million of the Term Loan with proceeds from the Consumer Products Sale.  In December 2014, we repaid an additional $126 million of the Term Loan utilizing a portion of the net after tax cash proceeds from the sale of our Chemtura AgroSolutions business.  As of December 31, 2014, $82 million remains outstanding.

We have a 5 year secured credit facility of CNY 250 million (approximately $40 million) available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch (“ABC Bank”).  The China Bank Facility is being used for funding construction of our manufacturing facility in Nantong, China.  The China Bank Facility is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd.  At December 31, 2014, we had borrowings of $27 million under the China Bank Facility.  Repayments of principal will be made in semi-annual installments from December 2014 through December 2017.  In December 2014 and January 2015, we repaid $5 million and $15 million, respectively, of the China Bank Facility with proceeds from the sale of the Chemtura AgroSolutions business.

Revolving Credit Facilities

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

At December 31, 2014, we had no borrowings under the 2018 ABL Facility.  However, we had $15 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilized available capacity under the facility.  At December 31, 2014, based upon the available borrowing base, we had approximately $211 million of undrawn availability under the 2018 ABL Facility.

Covenants

These financing facilities, excluding the China Bank Facility, contain covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures.  As of December 31, 2014, we were in compliance with the maintenance covenant requirements of our bank facilities.

Additional discussion of our financing facilities is included in Note 7 — Debt in the Notes to our Consolidated Financial Statements.

Share Repurchase Program

In November 2013, the Board authorized an increase in our share repurchase program to $291 million and extended the program through November 9, 2014 (the “November 2013 Authorization”).  In May 2014, the Board authorized a further increase in the share repurchase program by $100 million, up to $391 million when combined with the November 2013 authorization (the “2013 Authorization”).  During 2014, we purchased 12.1 million shares for $287 million under this share repurchase program.  The remaining authorization of $9 million expired in November 2014.

In October 2014, the Board approved a new share repurchase authorization of up to $500 million conditioned upon the sale of our Chemtura AgroSolutions business (the “October 2014 Authorization”).  The new share repurchase authorization will expire on December 1, 2015.

In October 2014, we announced the commencement of modified Dutch auction tender offer to purchase for cash shares of our common stock (the “Tender Offer”).  In December 2014, we completed the Tender Offer and purchased 12.5 million shares of our common stock at a purchase price of $24.20 per share, for an aggregate cost of $302 million, excluding fees and expenses under the October 2014 Authorization.  In December 2014, we purchased an additional 1.2 million shares for $28 million through open market purchases under the October 2014 Authorization.

For the full year 2014, we repurchased a total of 25.8 million shares of our common stock under our share repurchase programs at a cost of $618 million of which $170 million from the October 2014 Authorization remains at December 31, 2014.

A further discussion of our share repurchase programs is included in Note 10 - Capital Stock and Earnings per Share in our Notes to Consolidated Financial Statements.

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

Divestitures and Other Sources of Cash

Chemtura AgroSolutions Business Divestiture

On November 3, 2014, we completed the sale of our Chemtura AgroSolutions business to Platform Specialty Products Corporation (“Platform”) for approximately $1 billion, consisting of $950 million in cash and 2 million shares of Platform’s common stock.  The purchase price is subject to customary post-closing adjustments.  Under the terms of the Stock and Asset Purchase Agreement (“SAPA”), we have retained most of the property, plant and equipment used to manufacture products for the Chemtura AgroSolutions business and will continue to manufacture products for Platform under several supply agreements and a tolling agreement (collectively, the “supply agreements”) with minimum terms of between two and four years.  In alignment with the change in the nature of operations, we changed the name of our Chemtura AgroSolutions segment to Agrochemical Manufacturing.

The net cash after-tax proceeds from this sale were used in part to pay for repurchases of our common stock, retire our 2018 Senior Notes, pre-pay a portion of our Term Loan in December 2014 and pre-pay a portion of our China Facility in two tranches in December 2014 and January 2015.

The supply agreements with Platform are designed to recover the cash costs incurred to manufacture the products under the agreement.  As such, the supply agreements are considered below-market contracts for their full term.  We have recorded an obligation of $230 million, on a discounted basis, which represents the loss of profit on these products over the terms of the supply agreements, including contractual obligations to continue supply for a period of up to 2 years after the termination of the contracts.  The recognition of the obligation, along with the accretion of the obligation to its undiscounted value of $345 million, will be recorded as net sales on a straight-line basis over the term of each supply agreement.  Although the recognition of the obligation will be recorded as net sales to the Agrochemical Manufacturing segment over this period, this recognition will not generate cash flows during the term of the supply agreements.

For further discussion of the Chemtura AgroSolutions sale, see Note 2 — Divestitures and Acquisitions in our Notes to Consolidated Financial Statements.

Divestitures Reported as Discontinued Operations

In December 2013, we sold our investment in the dedicated legal entities that constituted our Consumer Products business, including dedicated manufacturing plants in the U.S. and South Africa, to KIK for $300 million and the assumption by KIK of pension and other liabilities totaling approximately $8 million.  The Consumer Products business developed, manufactured and sold performance chemicals to consumers for in-home and outdoor use.

In April 2013, we sold substantially all the assets of our antioxidant business (the “Antioxidant Sale”) to SK Blue Holdings, Ltd. (“SK”), an affiliate of SK Capital Partners III, L.P., and Addivant USA Holding Corp. (Addivant”) for $97 million, $9 million in preferred stock issued by Addivant and the assumption by SK and Addivant of pension, environmental and other liabilities totaling approximately $91 million.

For further discussion of our Discontinued Operations, see Note 2 — Divestitures and Acquisitions in our Notes to Consolidated Financial Statements.

Other Uses of Cash

Restructuring Initiatives

In June 2014, as a result of KIK not exercising its option to purchase the net assets of the Adrian, MI facility, our Board approved the closure of this facility, which is expected to occur in mid-2015.  Additionally, during the second quarter of 2014, our management approved further actions to consolidate our business’ organizational structure, which are in line with the restructuring actions approved by the Board in 2013.  We expect the total cost of these initiatives to be approximately $7 million to $9 million, of which we recorded a pre-tax charge of $4 million in 2014, which included $3 million for severance and related costs and $1 million for accelerated asset retirement obligations related to the Adrian facility.  We expect to incur the remaining costs primarily for decommissioning and accelerated depreciation by mid-2015.

In November 2014, the Board approved a restructuring plan to reduce manufacturing costs, eliminate stranded costs arising from the sale of our Chemtura AgroSolutions business and reduce SG&A costs.  The main component of these actions is headcount reductions.  The total cash costs approved by the Board to implement this plan is $37 million, of which $21 million has been incurred in the fourth quarter of 2014 for severance and related costs. The remainder could be incurred during 2015 as additional actions are finalized.

Terminated Solaris Acquisition

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

Cash Flows from Operating Activities

Net cash used in operating activities was $78 million in 2014 and compared with net cash provided by operating activities of $79 million in 2013 and $218 million in 2012.  Changes in key accounts are summarized below:

Provided by (used in)
(In millions)	2014	2013	2012
Accounts receivable	$(89)	$(20)	$(8)
Inventories	(31)	(13)	(1)
Accounts payable	4	20	30
Pension and post-retirement health care liabilities	(27)	(59)	(79)

The impact of changes in working capital of the Chemtura AgroSolutions business through the date of sale in November 2014, are included in the above table.  During the year ended December 31, 2014, accounts receivable represented a use of cash of $89 million since December 31, 2013, primarily driven by increases in the accounts receivable balances of our Agrochemical Manufacturing and Industrial Engineered segments.  The Agrochemical Manufacturing segment’s increase was primarily due to the increase in demand particularly in North America and Europe for the 2014 growing season, extended terms for certain products in North America, a reduction in the utilization of financing facilities with banks in Brazil coupled with an increase in amounts due from Platform related to production under the supply agreements.  The increase in our Industrial Engineered segment accounts receivable was due primarily to stronger sales and longer payment terms in Asia during the last months of 2014 coupled with slower payments for a customer in Europe.

Inventory represented a use of cash of $31 million over December 31, 2013 primarily driven by increases in inventory balances in our Agrochemical Manufacturing and Industrial Performance segments, offset by a inventory decreases in our Industrial Engineered segment.  Our Agrochemical Manufacturing segment continued to build inventory both prior and subsequent to the sale of the Chemtura AgroSolutions business in anticipation of the 2015 growing season.  Increased inventory balances in our Industrial Performance segment from December 31, 2013 is primarily the result of higher raw material prices, lower sales volume in intermediate, inhibitor and detergent petroleum additive products and a build of inventory at our new Ankerweg, The Netherlands plant as production increased throughout 2014.  These increases were offset by a reduction in inventory in our Industrial Engineered segment primarily related to additional sales volumes in Emerald InnovationTM 3000 products and clear brine fluids and lower unfavorable manufacturing variances capitalized in 2014 compared with 2013, offset by lower sales volumes for bromine based and PCC products.

Accounts payable represented a source of cash of $4 million for the year ended December 31, 2014, primarily in our Industrial Performance Products segment due to higher inventory purchases.

Pension and post-retirement health care liabilities decreased $27 million primarily due to the funding of benefit obligations offset by a charge of $21 million related to the settlement of a pension obligation.  Cash contributions to fund pension and post-retirement benefit liabilities amounted to $49 million for the year ended December 31, 2014 which included $27 million for domestic plans and $22 million for international plans.

Cash flows from operating activities in 2014 were adjusted by the impact of certain non-cash and other charges, which primarily included a gain on the sale of our Chemtura AgroSolutions business of $529 million (the cash flows associated with the gain being reported in investing activities), a deferred tax benefit of $274 million primarily related to a release of the U.S valuation allowance on certain of our deferred tax assets, depreciation and amortization expense of $102 million, stock-based compensation expense of $14 million, loss on sale of discontinued operations of $9 million, loss on early extinguishment of debt of $7 million and the recognition of the obligation, net of accretion, for the below-market contract with Platform of $6 million for the period subsequent to the sale.

During 2013, accounts receivable increased by $20 million over 2012 primarily driven by Industrial Performance segment.  Our Industrial Performance segment showed some increase in accounts receivable driven primarily by the sales increases this segment experienced at the end of 2013.  Inventory increased by $13 million over 2012 primarily driven by our Industrial Performance segment which reported an increase in inventory to support increased demand while our Industrial Engineered segment increased due to the acquisition of the remaining 50% of our Daystar joint venture.  Accounts payable increased by $20 million during 2013 primarily relating to our Industrial Performance segment as a result of the inventory increase resulting from higher demand.  Pension and post-retirement health care liabilities decreased $59 million primarily due to the funding of benefit obligations.  Pension and post-retirement contributions amounted to $57 million during 2013 which included $32 million for domestic plans and $25 million for international plans.  Cash flows from operating activities in 2013 were adjusted by the impact of certain non-cash and other charges, which primarily included loss on sale of discontinued operations of $180 million, depreciation and amortization expense of $123 million, loss on early extinguishment of debt of $50 million, stock-based compensation expense of $14 million and impairment charges for long-lived assets of $7 million offset by a gain of $13 million recorded for the release of cumulative translation adjustment associated with the liquidation of certain wholly-owned subsidiaries.

During 2012, accounts receivable increased by $8 million driven by higher sales in the fourth quarter of 2012 compared to the fourth quarter of 2011 particularly for our Agrochemical Manufacturing and Industrial Engineered segments.  Overall we experienced improvement in our days sales outstanding.  Inventory increased by $1 million during 2012.  Accounts payable increased by $30 million during 2012, as we continued to focus on rebuilding trade credit following our Chapter 11 proceedings.  Pension and post-retirement health care liabilities decreased due to the funding of benefit obligations.  Contributions to our pension plans amounted to $91 million in 2012, including $54 million for domestic plans and $37 million for the international plans.  Cash flows from operating activities in 2012 were adjusted by the impact of certain non-cash and other charges, which primarily included depreciation and amortization expense of $139 million, impairment charges for long-lived assets of $47 million and stock-based compensation expense of $24 million offset by a gain of $21 million recorded for the release of cumulative translation adjustment associated with the liquidation of certain wholly-owned subsidiaries.

Cash Flows from Investing and Financing Activities

Investing Activities

Net cash provided by investing activities was $871 million for 2014.  Investing activities included proceeds, net of transaction costs and cash transferred of $965 million, $3 million and $3 million from the sale of our Chemtura AgroSolutions, Antioxidant and Consumer Products businesses, respectively, and $13 million from the collection on a receivable from the sale of our 50% interest in Tetrabrom Technologies Ltd in 2011.  Investing activities also included capital expenditures of $113 million for U.S. and international facilities, environmental and other compliance requirements.

Net cash provided by investing activities was $184 million for 2013.  Investing included capital expenditures of $170 million for U.S. and international facilities, environmental and other compliance requirements along with $3 million for the acquisition of the remaining interest in our Daystar joint venture.  Investing activities also included proceeds, net of transaction costs and cash transferred of $78 million and $249 million from the sale of our Antioxidant and Consumer Products businesses, respectively, $20 million return of capital from our ISEM joint venture and $10 million from the collection on a receivable from the sale in 2011 of our 50% interest in Tetrabrom Technologies Ltd.

Net cash used in investing activities was $140 million for 2012.  Investing activities were primarily related to $149 million in capital expenditures for U.S. and international facilities, environmental and other compliance requirements, partially offset by $9 million in proceeds from a payment on a note related to the sale of our 50% interest in Tetrabrom Technologies Ltd.

Financing Activities

Net cash used in financing activities was $935 million for 2014.  Financing activities primarily included the repurchase of $618 million of our common stock under our share repurchase programs, the repayment of $236 million in principal of the Term Loan, the purchase of the remaining 2018 Senior Notes of $105 million (including the call premium of $4 million) and payments on other long-term borrowings of $9 million, which were funded through our business divestitures and cash on hand.  Other financing sources in the period were borrowings for capital improvements related to our facility in Nantong, China of $16 million and proceeds from the exercise of stock options of $10 million.

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

Contractual Obligations and Other Cash Requirements

We have obligations to make future cash payments under contracts and commitments, including long-term debt agreements, lease obligations, environmental liabilities, post-retirement health care liabilities and other long-term liabilities.

The following table summarizes our significant contractual obligations and other cash commitments as of December 31, 2014.

(In millions)	Payments Due by Period
Contractual Obligations and Other Cash Commitments*	Total	2015	2016	2017	2018	2019	2020 and Thereafter
Total debt	$568	$18	$87	$11	$2	$—	$450	(a)
Operating leases	40	8	7	6	5	4	10	(b)
Interest payments	194	31	30	27	27	26	53	(c)
Environmental liabilities	76	17	11	7	9	10	22	(d)
Post-retirement health care liabilities	108	9	9	8	8	8	66	(e)
Total	$986	$83	$144	$59	$51	$48	$601

*                 Additional information is provided in various footnotes (including Debt, Leases, Legal Proceedings and Contingencies, Pension and Other Post-Retirement Plans, Income Taxes, and Divestitures and Acquisitions) in our Notes to Consolidated Financial Statements.

(a)         Our debt agreements include various notes and bank loans for which payments will be payable through 2021.  Obligations by period reflect stated contractual due dates.

(b)         Represents operating lease obligations primarily related to buildings, land and equipment.  Such obligations are net of future sublease income and will be expensed over the life of the applicable lease contracts. During 2014, we made payments of $23 million for operating leases.

(c)          Represents interest payments and fees related to our 2021 Senior Notes, Term Loan, ABL Facility and other debt obligations outstanding at December 31, 2014.  Assumed interest rates are based upon rates in effect at December 31, 2014.

(d)         We have ongoing environmental liabilities for future remediation and operating and maintenance costs directly related to remediation.  We estimate that the ongoing environmental liability could range up to $87 million.  We have recorded a liability for ongoing environmental remediation of $76 million at December 31, 2014.

(e)          We have post-retirement health care plans that provide health and life insurance benefits to certain retired and active employees and their beneficiaries.  These plans are generally not pre-funded and expenses are paid by us as incurred, with the exception of certain inactive government related plans that are paid from plan assets.

Each year we spend in the range of $60 million - $70 million in capital spending to sustain existing operations including maintaining our plants, ensuring that they operate safely and generating efficiency improvements that support our other critical business and functional infrastructure.

We fund our defined benefit pension plans based on the minimum amounts required by law plus additional voluntary contribution amounts we deem appropriate.  Estimated future funding requirements are highly dependent on factors that are not readily determinable.  These include changes in legislation, returns earned on pension investments, labor negotiations and other factors related to assumptions regarding future liabilities.  In 2014, we made contributions of $38 million to our domestic and international pension plans, which included a $14 million discretionary contribution to our qualified domestic plan and the final contractual contribution of £8 million ($12 million) to our Great Lakes U.K. Limited Pension Plan (the “UK Pension Plan”) per our 2011 agreement with the trustees of that UK Pension Plan.  We also contributed $11 million to our post-retirement benefit plans (including payments made by us directly to plan participants).  See “Critical Accounting Estimates” below for details regarding current pension assumptions.  To the extent that current assumptions are not realized, actual funding requirements may be significantly different from those described below.  The following table summarizes the estimated future funding requirements for defined benefit pension plans under current assumptions:

	Funding Requirements by Period (a)
(In millions)	2015	2016	2017	2018	2019
Qualified domestic pension plans	$—	$—	$—	$—	$—
International and non-qualified pension plans	11	11	11	13	11
Total pension plans	$11	$11	$11	$13	$11

(a)         Represents minimum amounts required by law or contractual obligations.  We may elect to make additional discretionary contributions as deemed appropriate consistent with our past practice.

We have substantial U.S. net operating losses (“NOLs”) as described in Note 9 - Income Taxes to our Consolidated Financial Statements.  While our utilization of these NOLs is subject to annual federal NOL limitations under Internal Revenue Code (“IRC”) Section 382, we expect they will substantially reduce the amount of U.S. cash tax payments we are required to make in the foreseeable future.

Other Sources and Uses of Cash

We expect to finance our continuing operations, capital spending requirements and the remainder of our authorized stock repurchase program in 2015 with cash flows provided by operating activities, available cash and cash equivalents, the 2018 ABL Facility and China Bank Facility.  Our long-term stated total leverage target remains approximately 2X Adjusted EBITDA.

Cash and cash equivalents as of December 31, 2014 were $392 million, of which $227 million was held by Chemtura and our U.S. subsidiaries and $165 million was held by our direct or indirect foreign subsidiaries and consolidated joint ventures.  The cash and cash equivalents of our foreign subsidiaries are used to fund working capital requirements, make cash contributions to various pension plans and fund capital expenditures.  In light of these cash requirements, we consider undistributed earnings of certain foreign subsidiaries to be indefinitely invested in their operations.

In addition to the letters of credit of $15 million and $14 million outstanding at December 31, 2014 and 2013, respectively, we have guarantees that have been provided to various financial institutions.  At December 31, 2014 and 2013, we had $10 million and $12 million, respectively, in guarantees.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking and credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

As of December 31, 2014, such undistributed earnings of our foreign subsidiaries totaled $747 million.  Proceeds received by non-U.S. subsidiaries related to the divestiture of the Chemtura AgroSolutions business were substantially repatriated during the year.  Repatriation of cash held by our foreign subsidiaries could be subject to adverse tax consequences given the potentially higher U.S. effective tax rates and withholding tax requirements in the source country.  Estimating the range of tax liabilities that could arise from the repatriation of undistributed earnings of our foreign subsidiaries is not practicable at this time.

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

Carrying Value of Goodwill and Long-Lived Assets

We have elected to perform our annual goodwill impairment procedures for all of our reporting units in accordance with ASC Subtopic 350-20, Intangibles — Goodwill and Other - Goodwill (“ASC 350-20”) as of July 31, or sooner, if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  We estimate the fair value of our reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods (Level 3 inputs as described in Note 14 — Financial Instruments and Fair Value Measurements).  The assessment is required to be performed in two steps: step one to test for a potential impairment of goodwill and, if potential impairments are identified, step two to measure the impairment loss through a full fair value allocation of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.

We continually monitor and evaluate business and competitive conditions that affect our operations and reflect the impact of these factors in our financial projections.  If permanent or sustained changes in business or competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

For further discussion of impairment charges, see Note - 3 Restructuring and Asset Impairment Activities in our Notes to Consolidated Financial Statements.

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

Pension and Other Post-Retirement Benefits Expense

Our calculation of pension and other post-retirement benefits expense is dependent on a number of factors and assumptions.  These factors and assumptions include discount rates, health care cost trend rates, expected long-term rates of return on plan assets, mortality rates, expected salary and wage increases, and other relevant factors.  Components of pension and other post-retirement benefits expense include interest and service costs on the pension and other post-retirement benefit plans, expected return on plan assets and amortization of certain unrecognized costs and obligations.  Actual results that differ from the assumptions utilized are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods.  While we believe that the assumptions used are appropriate, differences in actual experience or significant changes in assumptions would affect our pension and other post-retirement benefits costs and obligations.  See Note 13 — Pension and Other Post-Retirement Plans in our Notes to Consolidated Financial Statements.

Pension Plans

Pension liabilities are measured on a discounted basis and the assumed discount rate is a significant assumption.  At each measurement date, the discount rate is based on interest rates for high-quality, long-term corporate debt securities with maturities comparable to our liabilities.  At December 31, 2014, we utilized a discount rate of 3.80% for our domestic qualified pension plan compared to 4.60% at December 31, 2013.  For the international and non-qualified plans, a weighted average discount rate of 3.28% was used at December 31, 2014, compared to 4.18% used at December 31, 2013.  As a sensitivity measure, a 25 basis point reduction in the discount rate for all plans would result in less than a million dollar decrease in pre-tax earnings for 2014.

Domestic discount rates adopted at December 31, 2014 utilized an interest rate yield curve to determine the discount rate pursuant to guidance codified under ASC Topic 715, Defined Benefit Plans (“ASC 715”).  The yield curve is comprised of AA bonds with maturities between zero and thirty years.  We discounted the annual cash flows of our domestic pension plans using this yield curve and developed a single-point discount rate matching the respective plan’s payout structure.

A similar approach was used to determine the appropriate discount rates for the international plans.  The actual method used varies from country to country depending on the amount of available information on bond yields to be able to estimate a single-point discount rate to match the respective plan’s benefit disbursements.

Our weighted average estimated rate of compensation increase was 2.87% for applicable domestic and international pension plans combined at December 31, 2014.  As a sensitivity measure, an increase of 25 basis points in the estimated rate of compensation increase would decrease pre-tax earnings for 2014 by an immaterial amount.

The expected return on pension plan assets is based on our investment strategy, historical experience, and expectations for long-term rates of return.  We determine the expected rate of return on plan assets for the domestic and international pension plans by applying the expected returns on various asset classes to our target asset allocation.

We utilized a weighted average expected long-term rate of return of 7.50% on all domestic plan assets and a weighted average rate of 6.68% for the international plan assets for 2014.

Asset-class return expectations are set using a combination of historical and forward-looking analyses. Historical returns are evaluated based on an arithmetic average of annual returns derived from recognized passive indices, such as the S&P 500, for the major asset classes. We looked at the arithmetic averages of annual investment returns from passive indices, assuming a portfolio of investments that follow the current target asset allocation for the domestic plans over several business cycles, to obtain an indication of the long-term historical market performance. The historical return estimates that result for each asset class are reviewed and combined with a qualitative assessment of long-term relationships between asset classes before a return estimate is finalized.  The qualitative analysis is targeted towards removing the effect of unsustainable short-term valuations or trends, or capturing structural changes that are not yet reflected in the historical data.  The resulting capital market assumptions are meant to reflect return levels and behavior that are likely to prevail over longer time periods.  The geometric return over the past 19 years, the maximum available period of time for the applicable indices, was 11.90%, and over the past 10 years it was 10.27%.  Both of these values exceeded the 7.50% domestic expected return on assets for 2014.

The actual annualized return on plan assets for the domestic plans for the 12 months ended December 31, 2014 was approximately 10.0% (net of investment expenses), which was above the expected return on asset assumption for the year.  The international plans realized a weighted average return of approximately 18.5% in local currency terms and approximately 11.2% in U.S. dollar terms.  Changes in exchange rates resulted in currency losses of approximately $29 million on plan assets, which were partially offset by currency gains of approximately $41 million on benefit obligations for the international pension arrangements.

Our target asset allocation for the domestic pension plans is based on investing 32% of plan assets in equity instruments, 58% of plan assets in fixed income investments and 10% in all other types of investments.  At December 31, 2014, 33% of the portfolio was invested in equities, 53% in fixed income investments and 14% in real estate and other investments.

We have unrecognized actuarial losses relating to our pension plans which have been included in our Consolidated Balance Sheet, but not in our Consolidated Statements of Operations.  The extent to which these unrecognized actuarial losses will impact future pre-tax earnings depends on whether the unrecognized actuarial losses are deferred through the asset-smoothing mechanism (the market related value as defined by ASC Topic 715-30, Defined Benefit Plans — Pensions (“ASC 715-30”)), or through amortization in pre-tax earnings to the extent that they exceed a 10% amortization corridor, as defined by ASC 715-30, which provides for amortization over the average remaining participant career or life.  The amortization of unrecognized net losses existing as of December 31, 2014 will result in a $20 million decrease to pre-tax earnings for 2014 ($14 million for the qualified domestic plans and $6 million for the international and non-qualified plans).  Since future gains and losses beyond 2014 are a result of various factors described herein, it is not possible to predict with certainty to what extent the combination of current and future losses may exceed the 10 percent amortization corridor and thereby be subject to further amortization.  At the end of 2014, unrecognized net losses amounted to $269 million for the qualified domestic plans and $130 million for the international and non-qualified plans.  Of these amounts, $25 million of unrecognized gains for the domestic plans and $45 million of unrecognized gains for the international plans are deferred through the asset smoothing mechanism as required by ASC 715.

The pre-tax pension income for all pension plans was $1 million in 2014, excluding settlement losses.  Pension (income) expense is calculated based upon certain assumptions including discount rate, expected long-term rate of return on plan assets, mortality rates and expected salary and wage increases.  Actual results that differ from the current assumptions utilized are accumulated and amortized over future periods and will affect pension expense in future periods.

In addition to the pre-tax pension income noted above, we recorded a $21 million settlement loss in the fourth quarter of 2014  related to the lump sum payout made to certain participants in our U.S. qualified pension plan.

The following table estimates the future pension expense (income), based upon current assumptions:

	Pension Expense (Income) By Year
(In millions)	2015	2016	2017	2018	2019
Qualified domestic pension plans	$(1)	$(3)	$(5)	$(6)	$(7)
International and non-qualified pension plans	3	—	(2)	(5)	(7)
Total pension plans	$2	$(3)	$(7)	$(11)	$(14)

The impact of a 100 basis point change in the actual return on assets would not have a material impact on the pension (income) expense for the above years.

We participate in a multi-employer pension plan that provides defined benefits to certain employees covered under a collective bargaining agreement.  The risks of participating in a multi-employer plan differ from those of a single employer plan.  The net pension cost of a multi-employer plan is equal to the annual contribution determined in accordance with the provisions of the collective bargaining agreement.  Contributions that we make to the plan are not segregated and may be used to fund benefits to employees of other participating employers.  The future cost of the plan is dependent on a number of factors, including the funded status of the plan and the ability of other participating companies to meet ongoing funding obligations.  If one employer stops contributing to the plan the unfunded obligation of the plan may have to be assumed by the remaining participating employers.

Our contributions to the multi-employer plan for 2014 and prior years have been insignificant.  However, due to the pending withdrawal of certain employers from the plan, there is uncertainty regarding the impact on our future contributions.  We will continue to assess our obligations and risks associated to the multi-employer plan, and update our disclosures accordingly.

Other Post-Retirement Benefits

We provide post-retirement health and life insurance benefits for current retired and active employees and their beneficiaries and covered dependents for certain domestic and international employee groups.

The discount rates we adopted for the valuation of the post-retirement health care plans were determined using the same methodology as for the pension plans.  At December 31, 2014, we utilized a weighted average discount rate of 3.70% for post-retirement health care plans, compared to 4.35% at December 31, 2013.  As a sensitivity measure, a 25 basis point reduction in the discount rate would result in an immaterial change in pre-tax earnings for 2014.

Assumed health care cost trend rates are based on past and current health care cost trends, considering such factors as health care inflation, changes in health care utilization or delivery patterns, technological advances, and the overall health of plan participants.  We use health care trend cost rates starting with a weighted average initial level of 5.98% for the domestic arrangements and grading down to an ultimate level of 5%.  For the international arrangements, the weighted average initial rate is 7.00%, grading down to 5%.

The pre-tax post-retirement healthcare expense was $2 million in 2014 and is expected to approximate $2 million per year for years 2015 to 2019 based upon the various assumptions discussed above.

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

We anticipate that we will repatriate the undistributed earnings of certain foreign subsidiaries.  For the year ended December 31, 2014, we decreased by $25 million the amount of the net deferred tax liability we provide for the U.S. tax consequences of these repatriations, primarily due to the repatriations completed in 2014 as part of the sale of our Chemtura AgroSolutions business.  For the year ended December 31, 2013, we increased by $18 million, the amount of the net deferred tax liability we provide for the U.S. tax consequences of these repatriations.  In 2013, this increase has been offset by an equal increase to our foreign tax credits, and, as such, had no effect on tax expense recognized in our Consolidated Statements of Operations. We consider undistributed earnings of all other foreign subsidiaries to be indefinitely invested in their operations.  At December 31, 2014, such undistributed earnings deemed to be indefinitely reinvested in foreign operations amounted to $747 million.  Repatriation of undistributed earnings, currently deemed indefinitely reinvested, would require us to accrue and pay taxes in the future. Estimating the tax liability that would arise if these earnings were repatriated is not practicable at this time.

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

We have a liability for unrecognized tax benefits of $28 million and $44 million at December 31, 2014 and 2013, respectively. This decrease is primarily related to actual cash repatriations made during the current year that offset the liability established in prior years for deemed repatriations and settlements of tax audits in various domestic and foreign jurisdictions.

ACCOUNTING DEVELOPMENTS

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

OUTLOOK

2015 will be our first full year as a focused, “pure play”, industrial specialty chemicals company.  We remain committed to growing our revenues, expanding our profit margins and improving our cash flows.  We will meet these objectives through our focus on growth from innovation and from the faster growing regions and through a rigorous focus on reducing the cost of our products and operations.

In the second half of 2014 we accelerated our manufacturing cost reduction programs, applying the operating model we developed and implemented at two of our plant clusters in the earlier part of the year to all of our manufacturing plants worldwide.  These actions will generate manufacturing cost reductions of $50 million and we anticipate that $40 million of these reductions will be reflected in our 2015 profitability.  In addition, through more closely integrating our businesses, we are making further SG&A cost reductions.  These actions will generate SG&A cost reductions of $12 million and we anticipate that $10 million of these reductions also will be reflected in our 2015 profitability.  Following our successful elimination of the stranded costs associated with our former Antioxidant and Consumer Products businesses in 2013 and 2014, we are now eliminating the stranded costs associated with the Chemtura AgroSolutions business and expect to complete these actions by the end of the first quarter of 2015.  These cost reduction actions combined with our ongoing continuous improvement programs will permit us to expand profit margins in 2015 without reliance on recovery in volume or selling prices in the applications of our bromine based products.

Many of the product lines within our Industrial segments are exposed to secular growth trends driven by regulation and the application of new technologies.  We exploit these trends through innovation,commercial excellence and the efficiency of our manufacturing operations.  We also have the potential for cyclical recovery in the applications for bromine although  it remains uncertain as to when such recovery will occur.  The visible drivers of revenue growth for our Industrial segments in 2015 are:

•                  Our Industrial Performance Products segment will benefit from volume growth from applications for our additives and finished fluids as well as see the annualized benefit of price increases implemented in 2014

•                  Industrial Engineered Products will benefit from customers completing their adoption of new Emerald InnovationTM 3000 flame retardant in styrene based insulation applications as well as organometallic growth from MOCVD (metal organic chemical vapor deposition) agents, tin and pharmaceutical applications.

We also anticipate an increase of about $8 million in our corporate expenses in 2015 compared to 2014 primarily due to higher post-retirement and pension related costs as a result of the change in the mortality tables used in the computation of the value of our pension liabilities and the lower discount rates that applied as of the December 31, 2014 measurement date.

We anticipate improving our cash flow in 2015 as a result of the higher operating profitability resulting from the actions described above, combined with the benefit of lower cash interest expense as a result of the reductions in our outstanding debt at the end of 2014, modest reductions in required cash pension contributions, lower capital expenditure and attention to working capital.  Capital expenditures in 2015 are projected in a range of $85-$95 million.

As of December 31, 2014, $170 million remained under our Board authorized stock repurchase program.  If we are successful in completing this stock repurchase program in 2015, outstanding shares of common stock will be in a range of 65-70 million shares depending on the prices at which we repurchase our common stock.

To further expand our industrial specialty chemical portfolio, in 2015 we will explore supplementing our organic growth through acquisition or merger.

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

As of December 31, 2014, we do not have any derivative financial instruments outstanding.

Interest Rate Sensitivity

Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments. The interest rate is fixed for $460 million of our debt and capital lease obligations, with the remaining $114 million having variable interest rates.  If interest rates on our variable rate debt were, on average, 100 basis points higher in 2015 than they were during 2014, our interest expense would increase by approximately $1 million.

Item 8: Financial Statements and Supplementary Data

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2014, 2013 and 2012

(In millions, except per share data)

	2014	2013	2012
NET SALES	$2,190	$2,231	$2,196
COSTS AND EXPENSES
Cost of goods sold	1,682	1,721	1,615
Selling, general and administrative	255	229	246
Depreciation and amortization	102	101	100
Research and development	36	40	41
Facility closures, severance and related costs	25	42	11
Gain on sale of business	(529)	—	—
Equity loss	—	—	4
OPERATING INCOME	619	98	179
Interest expense	(45)	(60)	(64)
Loss on early extinguishment of debt	(7)	(50)	(1)
Other income, net	12	8	15
Earnings (loss) from continuing operations before income taxes	579	(4)	129
Income tax benefit (expense)	192	(18)	(26)
Earnings (loss) from continuing operations	771	(22)	103
Earnings (loss) from discontinued operations, net of tax	1	25	(3)
Loss on sale of discontinued operations, net of tax	(9)	(180)	—
Net earnings (loss)	763	(177)	100
Less: net loss attributable to non-controlling interests	—	—	1
Net earnings (loss) attributable to Chemtura	$763	$(177)	$101
BASIC PER SHARE INFORMATION - ATTRIBUTABLE TO CHEMTURA:
Earnings (loss) from continuing operations, net of tax	$8.55	$(0.23)	$1.04
Earnings (loss) from discontinued operations, net of tax	0.01	0.26	(0.02)
Loss on sale of discontinued operations, net of tax	(0.10)	(1.84)	—
Net earnings (loss) attributable to Chemtura	$8.46	$(1.81)	$1.02
DILUTED PER SHARE INFORMATION - ATTRIBUTABLE TO CHEMTURA:
Earnings (loss) from continuing operations, net of tax	$8.43	$(0.23)	$1.04
Earnings (loss) from discontinued operations, net of tax	0.01	0.26	(0.02)
Loss on sale of discontinued operations, net of tax	(0.10)	(1.84)	—
Net earnings (loss) attributable to Chemtura	$8.34	$(1.81)	$1.02
Basic weighted - average shares outstanding	90.2	97.7	98.2
Diluted weighted - average shares outstanding	91.5	97.7	98.8
AMOUNTS ATTRIBUTABLE TO CHEMTURA STOCKHOLDERS:
Earnings (loss) from continuing operations, net of tax	$771	$(22)	$103
Earnings (loss) from discontinued operations, net of tax	1	25	(2)
Loss on sale of discontinued operations, net of tax	(9)	(180)	—
Net earnings (loss) attributable to Chemtura	$763	$(177)	$101

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2014, 2013 and 2012

(In millions)

(In millions)	2014	2013	2012
Net earnings (loss)	$763	$(177)	$100
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments -
net of income tax benefit (expense) of $10, $(3) and $(4)	(73)	(60)	(6)
Unrecognized pension and other post-retirement benefit costs -
net of income tax benefit (expense) of $39, $(16) and $14	(39)	208	(76)
Unrealized loss on available for sale securities	(5)	—	—
Comprehensive income (loss)	646	(29)	18
Comprehensive loss attributable to the non-controlling interest	—	—	1
Comprehensive income (loss) attributable to Chemtura	$646	$(29)	$19

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2014 and 2013

(In millions, except par value data)

	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$392	$549
Accounts receivable, net	251	234
Inventories, net	329	346
Other current assets	238	151
Assets held for sale	6	245
Total current assets	1,216	1,525
NON-CURRENT ASSETS
Property, plant and equipment	704	717
Goodwill	172	179
Intangible assets, net	99	114
Deferred tax asset - non-current	313	25
Other assets	163	144
Total Assets	$2,667	$2,704
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term borrowings	$18	$117
Accounts payable	146	148
Accrued expenses	170	176
Below market obligation - current	38	—
Income taxes payable	24	5
Liabilities held for sale	9	38
Total current liabilities	405	484
NON-CURRENT LIABILITIES
Long-term debt	556	781
Pension and post-retirement health care liabilities	318	246
Below market obligation - non-current	185	—
Deferred tax liability - non-current	25	34
Other liabilities	124	160
Total liabilities	1,613	1,705
EQUITY
Common stock - $.01 par value, authorized - 500.0 shares, issued - 100.5 shares in 2014 and 2013	1	1
Additional paid-in capital	4,383	4,375
Accumulated deficit	(2,262)	(3,025)
Accumulated other comprehensive loss	(397)	(280)
Treasury stock at cost - 28.8 shares in 2014 and 4.0 shares in 2013	(672)	(73)
Total Chemtura stockholders’ equity	1,053	998
Non-controlling interests	1	1
Total equity	1,054	999
Total Liabilities and Equity	$2,667	$2,704

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2014, 2013 and 2012

(In millions)

Increase (decrease) in cash	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$763	$(177)	$100
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Loss on sale of discontinued operations	9	180	—
Gain on sale of business	(529)	—	—
Impairment charges	—	7	47
Agrochemical Manufacturing supply agreements	(6)	—	—
Release of translation adjustment from liquidation of entities	—	(13)	(21)
Loss on early extinguishment of debt	7	50	1
Depreciation and amortization	102	123	139
Stock-based compensation expense	14	14	24
Deferred tax (benefit) expense	(274)	1	3
Excess tax benefit from share-based payment arrangements	(5)	—	—
Other non-cash transactions	8	(1)	—
Changes in assets and liabilities, net:
Accounts receivable	(89)	(20)	(8)
Inventories	(31)	(13)	(1)
Other current assets	(27)	(14)	(4)
Other assets	6	(18)	—
Accounts payable	4	20	30
Accrued expenses	(37)	(18)	(3)
Income taxes payable	19	5	(14)
Pension and post-retirement health care liabilities	(27)	(59)	(79)
Other liabilities	12	15	1
Other	3	(3)	3
Net cash (used in) provided by operating activities	(78)	79	218

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from divestments, net	984	357	9
Payments for acquisitions, net of cash acquired	—	(3)	—
Capital expenditures	(113)	(170)	(149)
Net cash provided by (used in) investing activities	871	184	(140)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long term debt	19	481	125
Payments on long term debt, includes premium on tendering of notes	(350)	(502)	—
(Payments on) proceeds from other short term borrowings, net	(1)	(1)	(3)
Payments for debt issuance and refinancing costs	—	(12)	(2)
Common shares acquired	(618)	(54)	(20)
Proceeds from exercise of stock options	10	8	5
Excess tax benefit from share-based payment arrangements	5	—	—
Net cash (used in) provided by financing activities	(935)	(80)	105

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(15)	1	2
Change in cash and cash equivalents	(157)	184	185
Cash and cash equivalents at beginning of year	549	365	180
Cash and cash equivalents at end of year	$392	$549	$365

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

Years ended December 31, 2014, 2013 and 2012

(In millions)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Chemtura Stockholders Equity	Non Controlling Interests	Total Equity
Balance, January 1, 2012	96.3	$1	$4,353	$(2,949)	$(346)	$(22)	$1,037	$9	$1,046
Net earnings				101			101	(1)	100
Other comprehensive loss					(82)		(82)		(82)
Issuance of reorganized Chemtura common stock	2.1		1				1		1
Dividends attributable to the non-controlling interest							—	(1)	(1)
Share-based compensation			24				24		24
Stock options exercised	0.3		1			4	5		5
Common shares acquired	(1.4)					(20)	(20)		(20)
Other issuances	0.7		(13)			8	(5)		(5)
Balance, December 31, 2012	98.0	1	4,366	(2,848)	(428)	(30)	1,061	7	1,068
Net loss				(177)			(177)		(177)
Other comprehensive income					148		148		148
Divestiture							—	(6)	(6)
Share-based compensation			14				14		14
Stock options exercised	0.5		1			7	8		8
Common shares acquired	(2.4)					(54)	(54)		(54)
Other issuances	0.4		(6)			4	(2)		(2)
Balance, December 31, 2013	96.5	1	4,375	(3,025)	(280)	(73)	998	1	999
Net earnings				763			763	—	763
Other comprehensive loss					(117)		(117)		(117)
Share-based compensation			14				14		14
Stock options exercised	0.6		1			13	14		14
Common shares acquired	(25.8)					(618)	(618)		(618)
Other issuances	0.4		(7)			6	(1)		(1)
Balance, December 31, 2014	71.7	$1	$4,383	$(2,262)	$(397)	$(672)	$1,053	$1	$1,054

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1)  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Chemtura Corporation, together with our consolidated subsidiaries, is a chemical company dedicated to delivering innovative, performance-driven engineered specialty chemical solutions which are used as additives, ingredients or intermediates which add value to our customers’ end products.  We are committed to global sustainability through “greener technology” and developing engineered chemical solutions that meet our customers’ evolving needs.  We operate in a wide variety of end-use industries, including automotive, building and construction, electronics, energy lubricants, packaging and transportation. We are a leader in many of our key product lines and transact business in more than 80 countries.

With the completion of the sale of our Chemtura AgroSolutions business in 2014 and our antioxidant and UV stabilizer (“Antioxidants”) and Consumer Products businesses in 2013, we have completed our transformation into an operating company focused primarily on serving the global specialty chemical market.

Our principal executive offices are located in Philadelphia, Pennsylvania and Middlebury, Connecticut.

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

We record the revenue and costs associated with our supply agreements for our Agrochemical Manufacturing segment on a gross basis.  Additionally, included in revenue for this segment is the recognition of the below market contract obligation associated with these supply agreements, on a straight-line basis based on our estimate of the timing of shipments.

Customer Rebates

We accrue for the estimated cost of customer rebates as a reduction of sales.  Customer rebates are primarily based on customers achieving defined sales targets over a specified period of time.  We estimate the cost of these rebates based on the likelihood of the rebate being achieved and recognize the cost as a deduction from sales when such sales are recognized.

Rebate programs are monitored on a regular basis and adjusted as required.  Customer rebates are included as a reduction to accounts receivable on our Consolidated Balance Sheet.  Activity in customer rebate accounts is a follows:

(In millions)	2014	2013	2012
Balance, January 1	$10	$14	$14
Charged to costs and expenses	37	36	8
Payments to customers	(40)	(40)	(8)
Other(1)	(5)	—	—
Balance, December 31	$2	$10	$14

(1) Relates to the sale of Chemtura AgroSolutions in November 2014.

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

Other Income (Expense), Net

Other income (expense), net includes:

(In millions)	2014	2013	2012
Foreign exchange gain (loss)	$10	$(7)	$(6)
Interest income	3	3	5
Release of cumulative foreign currency translation adjustments from liquidation of entities	—	13	21
Reorganization items, net	(1)	(1)	(5)
	$12	$8	$15

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects a reserve representing our estimate of the amounts that may not be collectible.  In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserves, including historical data, experience, customer types, credit worthiness, and economic trends.  From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collection.  Allowances for doubtful accounts are included as a reduction to accounts receivable in our Consolidated Balance Sheet.  Activity in allowance for doubtful accounts is a follows:

(In millions)	2014	2013	2012
Balance, January 1	$11	$11	$15
Charged to costs and expenses	8	2	2
Write-offs	(3)	(1)	(6)
Other(1)	(14)	(1)	—
Balance, December 31	$2	$11	$11

(1) Relates to the sale of Chemtura AgroSolutions in November 2014.

Inventory Valuation

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation.  Depreciation expense is principally computed on the straight-line method using the following ranges of asset lives: land improvements - 3 to 20 years; buildings and improvements - 2 to 40 years; machinery and equipment - 2 to 25 years; information systems and equipment - 2 to 10 years; and furniture, fixtures and other - 1 to 10 years.  See Note 5 — Property, Plant and Equipment for further information.

Renewals and improvements that significantly extend the useful lives of the assets are capitalized.  Capitalized leased assets and leasehold improvements are depreciated over the shorter of their useful lives or the remaining lease term.  Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

Patents, trademarks and other intangibles assets are being amortized principally on a straight-line basis using the following ranges for their estimated useful lives: patents - 10 to 20 years; trademarks - 30 to 40 years; customer relationships - 15 to 30 years; production rights - 10 years; and other intangibles - 5 to 50 years.  See Note 6 — Goodwill and Intangible Assets for further information.

Marketable Securities

We apply the provision of ASC Topic 360 - Investments - Debt and Equity Securities (“ASC 320”), in evaluating and accounting for marketable securities.  Our primary marketable security is 2 million shares of Platform Specialty Products Corporation (“Platform”) common stock of which was acquired as part of the sale of our Chemtura AgroSolutions business in 2014.  The stock is restricted from trading for a period of six months from the date of sale.  We have deemed these securities to be considered available-for-sale.  The valuation of these securities is based upon Level 2 valuation techniques.  As of December 31, 2014. the value of the shares of $45 million was included in Other Current Assets on our Consolidated Balance Sheet.  Changes in the valuation of these securities is included in Accumulated Other Comprehensive Loss (“AOCL”) on our Consolidated Balance Sheet.

Asset Retirement Obligation

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

Our asset retirement obligations are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases; legal obligations to close brine supply, brine disposal, waste disposal and hazardous waste injection wells and the related pipelines at the end of their useful lives; and decommissioning and decontamination obligations that are legally required to be fulfilled upon closure of our manufacturing facilities.

During 2014 and 2013, accretion expense recorded to COGS was $3 million.  At December 31, 2014, $3 million of the asset retirement obligation balance was included in accrued expenses and $13 million was included in other liabilities in our Consolidated Balance Sheet.  At December 31, 2013, $3 million of the asset retirement obligation balance was included in accrued expenses and $13 million was included in other liabilities in our Consolidated Balance Sheet.

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

We have elected to perform our annual goodwill impairment procedures for all of our reporting units in accordance with ASC Subtopic 350-20, Intangibles — Goodwill and Other - Goodwill (“ASC 350-20”) as of July 31, or sooner, if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below the carrying value.  We estimate the fair value of our reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods (Level 3 inputs as described in Note 14 — Financial Instruments and Fair Value Measurements).  The assessment is required to be performed in two steps: step one to test for a potential impairment of goodwill and, if a potential impairment is identified, step two to measure the impairment loss through a full fair valuation of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.  We concluded that no goodwill impairment existed in any of our reporting units based on our reviews in 2014 and 2013.

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

Environmental Liabilities

Each quarter, we evaluate and review our estimates for future remediation, operation and management costs directly related to environmental remediation, to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and reasonably estimable, we determine the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by us and the anticipated time frame over which payments to implement the remediation plan will occur. In regards to remediation costs, we accrue on an undiscounted basis, for a period of generally no more than 10 years, those costs which are probable and estimable.  At sites where we expect to incur ongoing operations and maintenance expenditures, we accrue on an undiscounted basis, for a period of generally no more than 10 years, those costs which are probable and estimable.

Below-Market Obligation

Contemporaneously with the sale of our Chemtura AgroSolutions business we entered into supply agreements with Platform to manufacture products of that business.  The supply agreements were designed to recover the cash costs incurred to manufacture the products under the agreements and do not include reimbursement for depreciation and amortization of property, plant and equipment we have retained to perform under these supply agreements.  As such, we have determined that the supply agreements with Platform are below-market. To determine the undiscounted value of this obligation we utilized a Level 3 fair value technique.  Our fair value calculation was based upon taking the reduction in selling prices on a before and after basis factoring in the the favorable cost benefit of reduced SG&A, R&D and distribution expense.  Historical volumes under the supply agreements are anticipated to represent the requirements of Platform on a going forward basis.  We did not consider depreciation or amortization as these amounts are not reimbursable under the terms of the supply agreements.  We applied a growth factor to each year to represent inflation over the terms of the supply agreements.  We discounted the calculated loss of profits for those products over the period of the supply agreements by applying our internal weighted average cost of capital to determine the amount of the initial obligation.

Accretion of the obligation to its undiscounted fair value and the recognition of the below market contract obligation is taken to net sales on a straight-line basis over the estimated 6 year life of the supply agreements based on the estimated timing of shipments on an annual basis.

Litigation and Contingencies

In accordance with guidance now codified under ASC Topic 450, Contingencies and ASC Topic 460, Guarantees, we record in our Consolidated Financial Statements amounts representing our probable and estimable liability for claims, litigation and guarantees.  As information about current or future litigation or other contingencies becomes available, management assesses whether such information warrants the recording of additional expenses relating to those contingencies.  See Note 15 - Legal Proceedings and Contingencies for further information.

Stock-Based Compensation

We recognize compensation expense for stock-based awards issued over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Stock-based compensation expense is measured at the date of grant, based on the fair value of the award.  We used the Monte-Carlo simulation model to determine the fair value of performance shares.  We used the Black-Scholes option-pricing model to determine the fair value of nonqualified stock options.  See Note 12 - Stock Incentive Plans for further information.

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

Derivatives and Hedging

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

There were no outstanding derivatives at December 31, 2014.

Cash Flows

Cash and cash equivalents include bank term deposits with original maturities of three months or less.

In March 2009, Chemtura and 26 of our affiliates filed for relief under Chapter 11 of Title 11 of the United States Code (“Chapter 11”) the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  In November 2010, the Bankruptcy Court entered an order confirming our plan of reorganization (the “Plan”).  In 2012, we settled approximately $5 million in cash relating to our Chapter 11 cases.  The $5 million paid in 2012, was paid from restricted cash.  Additionally, in 2012 we issued approximately $26 million of common stock for the settlement of liabilities in accordance with the Plan.

Cash payments included interest payments of $46 million in 2014, $57 million in 2013 and $58 million in 2012.  Cash payments also included income tax payments, net of refunds of $68 million in 2014, $21 million in 2013 and $45 million in 2012.

Accounting Developments

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This guidance improves GAAP by more faithfully representing when a company or other organization discontinues its operations. ASU 2014-08 changed the criteria for reporting a discontinued operation.  Under the new guidance, a disposal of part of an organization that has a major effect on its operations and financial results is a discontinued operation.  ASU 2014-08 is effective on a prospective basis for interim and annual periods beginning on or after December 15, 2014 although early adoption is permitted.  We chose not to early adopt this standard in the quarter ended June 30, 2014 when evaluating the sale of our Chemtura AgroSolutions business as a discontinued operation.  See Note 2 - Divestitures and Acquisitions for our analysis of that transaction.

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

2)  DIVESTITURES AND ACQUISITIONS

Divestitures

Chemtura AgroSolutions Business

On November 3, 2014 we sold our Chemtura AgroSolutions business to Platform under a Stock and Asset Purchase Agreement (“SAPA”) for approximately $1 billion, consisting of $950 million in cash and 2 million shares of Platform’s common stock. The purchase price is subject to customary post-closing adjustments, primarily for working capital.  The agreement specified a value of working capital based upon a twelve-month average against which working capital would be measured.  To the extent working capital at closing was lower than this value, Platform would be compensated for the difference.  If working capital was higher, we would be compensated.  The impact of some of these adjustments was estimated in the cash paid at closing.  Under the terms of the SAPA, we will retain most of the property, plant and equipment used to manufacture products of the Chemtura AgroSolutions business and will continue to manufacture products for Platform under several supply agreements and a tolling agreement (collectively, the “supply agreements”) with minimum terms of between two and four years.  In alignment with the change in the nature of operations, we changed the name of this segment to Agrochemical Manufacturing.

The supply agreements with Platform are designed to recover the cash costs incurred to manufacture the products under the agreement.  Because of this, the supply agreements are considered below-market contracts for their full term.  We have recorded an obligation of $230 million as of November 3, 2014, on a discounted basis, which represents the loss of profit on these products over the terms of the supply agreements, including contractual obligations to continue to supply for a period of up to 2 years after the termination of the contracts.  The recognition of this obligation, along with the accretion of the obligation to its undiscounted value of $345 million as of November 3, 2014, will be recorded as net sales on a straight-line basis over the term of each supply agreement based on our estimate of the timing of shipments.  Although the recognition of this obligation will be recorded as net sales to the Agrochemical Manufacturing segment over this period, this recognition will not generate cash flows during the term of the supply agreements.  As of December 31, 2014, the remaining below market obligation, on a discounted basis was $223 million of which $38 million and $185 million was the current and long-term portions, respectively.

In connection with the sale, we entered into a transitional services agreement which requires us to provide various support services to Platform for periods ranging from 6 months to one year.  These services are reimbursable by Platform.

We evaluated the transaction and determined that as of April 30, 2014, upon signing of the SAPA, those assets that form part of the transaction under the SAPA met the criteria to be reported as assets held for sale and we ceased recording depreciation and amortization on these assets as of that date.  As of December 31, 2014, we had not transferred ownership of our wholly-owned subsidiary in Russia and our 15% investment in Certis Europe B.V. to Platform as provided in the SAPA due to customary pending approvals.  The value ascribed to these investments as part of the purchase price was received at the closing in 2014.  We have reported the assets and liabilities, along with the proceeds received for these investments, as assets and liabilities held for sale on our December 31, 2014 consolidated balance sheet.  As of January 31, 2015, we have closed on the sale of our subsidiary in Russia.

We further evaluated whether the Chemtura AgroSolutions business met the criteria to be presented as a discontinued operation under the provisions of ASC 205-20-45.  Due to the significant gross cash flows associated with the post-closing supply agreements, we concluded that the Chemtura AgroSolutions business did not meet the criteria to be presented as a discontinued operation.  As a result, the historical results of the Chemtura AgroSolutions business through the date of sale as well as the results associated with the supply agreements from the date of sale will be presented in continuing operations as the Agrochemical Manufacturing segment.

We recognized a pre-tax gain on the sale of the business of $529 million in operating income, which included a $3 million non-cash gain related to the release of accumulated other comprehensive loss (“AOCL”) associated with the release of cumulative translation adjustments of the entities sold.

The following is a summary of the assets and liabilities sold or settled related to the Chemtura AgroSolutions business as of November 3, 2014 and the assets and liabilities held for sale as of December 31, 2014 and December 31, 2013.

(In millions)	December 31, 2014	November 3, 2014	December 31, 2013
Cash and cash equivalents	$—	$7	$—
Accounts receivable, net	3	158	128
Inventories, net	1	94	71
Other current assets	—	8	7
Property, plant and equipment	—	11	8
Intangible assets, net	—	32	28
Other assets	2	3	3
Assets	6	313	245

Accounts payable	—	21	24
Accrued expenses	9	30	13
Income taxes payable	—	4	1
Liabilities	9	55	38
Net Assets	$(3)	$258	$207

The following table reconciles the adjusted cash proceeds to the pre-tax gain on the sale:

(In millions)	2014
Cash consideration	$950
Pre-closing working capital and other adjustments	28
Cash proceeds	978
Platform Stock (1)	51
Less direct items:
Net assets sold or settled, excluding domestic tax liabilities reversed upon sale and included in tax effect	258
Below market supply contract	230
Transaction costs and other (2)	21
Post-closing adjustments, obligations and other, net	(6)
Less non-cash items:
Release of AOCL - cumulative translation adjustment	(3)
Pre-tax gain on sale of Chemtura AgroSolutions	$529

(1) Represents 2 million shares of PSP common stock at $26.00 per share discounted for the value of a restriction to sell of $1 million.

(2) Transaction costs include success fees to a financial adviser, legal fees and other direct costs incurred to sell the business since October 1, 2014.

Divestitures Reported as Discontinued Operations

Consumer Divestiture

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

In connection with the sale, we entered into a transition services agreement to provide various support services and a supply contract with KIK to supply products from our Adrian, MI facility.  Under the terms of the supply contract, KIK had the option, exercisable for a period of six-months following the closing date, to purchase the net assets of the Adrian facility at a price that is below the carrying value of the net assets.  Accordingly, as of December 31, 2013, we concluded the net assets of the Adrian facility met the criteria to be classified as assets held for sale and we recorded an impairment charge in December 2013 of $7 million to write-down the property, plant and equipment to its fair value less the costs to sell.  The option expired un-exercised as of June 30, 2014 and the assets and liabilities are now classified as held and used in both the current and prior periods.  See Note 3 - Restructuring and Asset Impairment for a further discussion of initiatives related to that plant.

In 2014, we recognized a pre-tax loss of $8 million ($8 million after-tax), primarily for transaction costs and post-closing adjustments and obligations.  In 2013, we recognized a pre-tax loss of $24 million ($25 million after-tax), which included a $39 million non-cash gain related to the release of accumulated other comprehensive loss (“AOCL”) associated with the release of cumulative translation adjustments of the entities sold and the pension obligations transferred.

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

(In millions)	December 31, 2013
Cash and cash equivalents	$13
Accounts receivable, net	55
Inventories, net	64
Current domestic tax assets reversed upon sale	7
Other current assets, includes foreign deferred tax assets	8
Property, plant and equipment	63
Intangible assets, net	195
Other assets	5
Assets	410

Accounts payable	16
Accrued expenses	14
Income taxes payable	—
Pension and post-retirement health care liabilities	6
Domestic tax liabilities reversed upon sale	44
Other liabilities, includes foreign deferred tax liabilities	32
Liabilities	112
Net Assets	$298

The following table reconciles the adjusted cash proceeds to the pre-tax loss on the sale:

(In millions)	2014	2013
Cash consideration		$300
Working capital and other adjustments	$(3)	(36)
Cash proceeds		264
Less direct items:
Net assets sold or settled, excluding domestic tax liabilities reversed upon sale and included in tax effect		335
Transaction costs and other (1)	5	10
Post-closing adjustments, obligations and other, net		(18)
Less non-cash items:
Release of AOCL - pension		5
Release of AOCL - cumulative translation adjustment		(44)
Pre-tax loss on sale of discontinued operations	$(8)	$(24)

(1) Transaction costs include legal fees and other direct costs incurred to sell the business since October 1, 2013.

Antioxidant Divestiture

In April 2013, we sold substantially all the assets of our Antioxidant business (the “Antioxidant Sale”) to SK Blue Holdings, Ltd. (“SK”), an affiliate of SK Capital Partners III, L.P., and Addivant USA Holdings Corp (“Addivant”) for $97 million, $9 million in preferred stock issued by Addivant and the assumption by SK and Addivant of pension, environmental and other liabilities totaling approximately $91 million.  Additionally, we paid $2 million in cash as part of a pre-closing adjustment.  We received the final payment for the remaining working capital adjustment of $4 million in March 2014.

Included as part of the consideration, we received 9.2 million shares of Series A Preferred Stock of Addivant with a face value of $9 million.  These shares accrue dividends at escalating rates beginning at 7% in the first year and up to 11% in the third year and beyond which are payable upon declaration and which become preferential payments in liquidation if not declared and paid by Addivant.  Addivant did not declare any dividends through December 31, 2014.

In connection with the sale, we entered into several ancillary agreements, including site sharing and supply agreements, a distribution agreement and a transition services agreement.

In 2014, we recognized a pre-tax loss of $1 million ($1 million after-tax) primarily related to the final settlement of the working capital component of the transaction.  In 2013, we recognized a pre-tax loss of $164 million ($155 million after-tax), which included $121 million of non-cash charges related to the release of AOCL associated with the pension obligations transferred, the release of cumulative translation adjustments and the release of our non-controlling interest in a Korean joint venture.

Earnings and direct costs associated with the Antioxidant business for the periods prior to the date of the sale have been presented as earnings (loss) from discontinued operations, net of tax for the current and comparative periods.  All applicable disclosures included in the accompanying footnotes have been updated to reflect the Antioxidant business as a discontinued operation.

The following is a summary of the assets and liabilities sold or settled related to the Antioxidant business as of April 30, 2013.

(In millions)	April 30, 2013
Cash and cash equivalents	$2
Accounts and trade receivable, net	70
Inventories, net	76
Other current assets	2
Property, plant and equipment	48
Intangible assets, net	14
Other assets	32
Assets	244

Accounts payable	39
Accrued expenses	2
Income taxes payable	—
Pension and post-retirement health care liabilities	81
Other liabilities	11
Liabilities	133
Net Assets	$111

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

We retained ownership of certain manufacturing assets that will be used to meet our obligations under the supply agreements in Canada, Italy, the United States, Taiwan, Mexico, and Brazil.  The minimum terms of the supply agreements range from two to five years.  Based on the terms of the supply agreements and the forecasted costs to meet our obligations under those agreements, we have fair valued the supply agreements using Level 3 fair value techniques and included a $13 million charge in 2013 to the loss on sale of discontinued operations in our Consolidated Statement of Operations.

The following table reconciles the adjusted cash proceeds to the pre-tax loss on the sale:

(In millions)	2014	2013
Cash consideration		$97
Working capital and other adjustments		(10)
Post-closing adjustments	$(1)	(2)
Cash proceeds		85
Preferred stock		9
Less direct items:
Net assets sold or settled		111
Transaction costs and other (1)		5
Post-closing obligations and other, net		8
Fair value of supply agreements		13
Less non-cash items:
Release of AOCL - pension		122
Release of AOCL - cumulative translation adjustment		6
Release of non-controlling interest		(7)
Pre-tax loss on sale of discontinued operations	$(1)	$(164)

(1) Transaction costs include legal fees and other direct costs incurred to sell the business since April 1, 2013.

Discontinued Operations - Consumer Products (“Consumer”) and Antioxidant Divestitures

Earnings (loss) from discontinued operations for the years ended December 31, 2014, 2013 and 2012 and the loss from the sale of discontinued operations for the year ended December 31, 2014 and 2013 consists of the following:

	Year Ended
(In millions)	2014	2014	2014	2013	2013	2013	2012	2012	2012
	Consumer	Antioxidant	Total	Consumer	Antioxidant	Total	Consumer	Antioxidant	Total
Net sales	$—	$—	$—	$408	$123	$531	$433	$387	$820
Earnings (loss) from discontinued operations:
Pre-tax earnings (loss)	$1	$—	$1	$24	$4	$28	$33	$(45)	$(12)
Income tax (expense) benefit	—	—	—	(3)	—	(3)	(2)	11	9
Earnings (loss), net of taxes	1	—	1	21	4	25	31	(34)	(3)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	1	1
Earnings (loss), net of taxes - attributable to Chemtura	$1	$—	$1	$21	$4	$25	$31	$(33)	$(2)
Loss on sale of discontinued operations:
Pre-tax loss	$(8)	$(1)	$(9)	$(24)	$(164)	$(188)
Income tax (expense) benefit (a)	—	—	—	(1)	9	8
Net loss	$(8)	$(1)	$(9)	$(25)	$(155)	$(180)

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

(In millions)	2013	2012
Antioxidant	$6	$13
Consumer Products	14	13
Amortization expense (a)	(8)	(14)
Net increase in Corporate Segment	$12	$12

(a) Our Corporate segment included amortization expense which related directly to the Antioxidant and Consumer Products businesses which is now included in earnings (loss) from discontinued operations, net of tax.

Other Dispositions

Tetrabrom Joint Venture Divestiture

On November 28, 2011, we sold our 50% interest in Tetrabrom Technologies Ltd. for net consideration of $38 million.  The consideration was be paid in equal annual installments over a three-year period starting in 2012.  In April 2012, we purchased two forward contracts with a notional amount totaling $25 million to reduce the risk of currency exposure related to the remaining two annual installments of proceeds from the sale of our 50% interest in Tetrabrom Technologies Ltd. in 2011.  We used fair value accounting methods for these contracts.  One contract expired in the second quarter of 2013 and the second contract expired in the second quarter of 2014.  We have recorded realized gains of less than $1 million in 2014 and 2013 on these forward contracts.

ISEM Alliance

During 2013 we sold, in two separate transactions, two product lines of our investment in ISEM S.r.l. (“ISEM”), a strategic research and development alliance with Isagro S.p.A., for a sum of €38 million ($51 million).  Our remaining investment in ISEM was dissolved during the fourth quarter of 2014.

Acquisitions

Terminated Solaris Acquisition

In September 2012, we announced that we entered into a Business Transfer Agreement (“BTA”) with Solaris ChemTech Industries Limited (“Solaris ChemTech”), an Indian Company, and Avantha Holdings Limited, an Indian Company and the parent company of Solaris ChemTech (collectively, “Solaris”) to purchase from Solaris certain assets used in the manufacture and distribution of bromine and bromine chemicals.  In September 2014, the BTA was terminated due to the inability to satisfy certain conditions precedent to the closing and the changes in bromine market conditions since 2012.  Neither party incurred any early termination penalties.

DayStar Acquisition

In May 2013, we purchased the remaining 50% interest in DayStar Materials, LLC (“Daystar”), a joint venture with UP Chemical Co. Ltd. (“UP Chemical”) and DayStar became a consolidated entity.  The purchase price was $3 million in cash which approximated the fair value of the remaining share of the assets and liabilities, primarily inventory and fixed assets, as of the purchase date.  In addition, we reimbursed UP Chemical for a $3 million loan they had made to DayStar.

3)  RESTRUCTURING AND ASSET IMPAIRMENT ACTIVITIES

Restructuring

In April 2012, our Board approved a restructuring plan providing for, among other things, the closure of our Antioxidant business manufacturing facility in Pedrengo, Italy.  The Board also approved actions to improve the operating effectiveness of certain global corporate functions.  This plan was intended to achieve significant gains in efficiency and costs.  The total cost of the restructuring plan was estimated to be approximately $40 million of which approximately $6 million consisted of non-cash charges.  During 2012, we recorded pre-tax charges of $33 million which included $4 million for accelerated depreciation of property, plant and equipment included in depreciation and amortization, $2 million for accelerated asset retirement obligations included in cost of goods sold (“COGS”), $12 million for severance and professional fees related to corporate initiatives, $5 million for severance and other obligations related to the Pedrengo closure and $10 million reflecting the write-off of a receivable for which collection is no longer probable as a result of the restructuring actions.  We recorded an additional pre-tax charge of $1 million in 2013, primarily for accelerated depreciation and relocation costs related to the Pedrengo closure.  All charges related to the Pedrengo closure have been included in loss from discontinued operations, net of tax, as this plant formed part of our Antioxidants business.  The Pedrengo plant ceased operations on March 31, 2013 and asset retirement work has been completed.  We have retained this property under the terms of the sale of the Antioxidants business and anticipate selling it after all remediation work is completed.

In February 2013, our Board approved a restructuring plan providing for, among other things, actions to reduce stranded costs related to divestitures.  This plan is expected to preserve pre-divestiture operating margins following our portfolio changes.  On October 9, 2013, the Board approved additional restructuring actions to consolidate our business’ organizational structure in an effort to streamline the organization and gain efficiencies and additional cost savings.  In December 2013, we substantially completed employee communications and the consultation process regarding the closure of our Droitwich, UK facility and consolidation of those operations into our Perth Amboy, NJ facility, in order to improve our competitiveness in the current economic environment.  We recorded a pre-tax charge of $44 million in 2013, which included $27 million for severance and related costs, $15 million for professional fees, $1 million for accelerated depreciation of property, plant and equipment and $1 million for accelerated asset retirement obligations.  We recorded a pre-tax charge of $7 million in 2014 which included $1 million related to severance and professional fees, and $5 million for accelerated depreciation of property, plant and equipment, and $1 million for accelerated asset retirement obligations.

In June 2014, as a result of KIK not exercising its option to purchase the net assets of the Adrian, MI facility, our Board of Directors (the “Board”) approved the closure of this facility, which is expected to occur in mid-2015.  Additionally, during the second quarter of 2014, our management approved further actions to consolidate our business’ organizational structure, which are in line with the restructuring actions approved by the Board in 2013.  We expect the total cost of these initiatives to be approximately $7 million to $9 million, of which we recorded a pre-tax charge of $4 million in 2014, which included $3 million for severance and related costs and $1 million for accelerated asset retirement obligations related to the Adrian facility.  We expect to incur the remaining costs primarily for decommissioning and accelerated depreciation by mid-2015.

In November 2014, the Board approved a restructuring plan to reduce manufacturing costs, eliminate stranded costs arising from the sale of our Chemtura AgroSoultions business, and reduce SG&A costs.  The primary action being implemented to achieve this plan is headcount reductions.  The total cash costs approved by the Board to implement this plan is $37 million, of which $21 million has been incurred in the fourth quarter of 2014 for severance and related costs. The remainder could be incurred during 2015 as additional actions are finalized.

A summary of the changes in the liabilities established for restructuring programs is as follows:

(In millions)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at January 1, 2012	$1	$—	$1
Facility closure, severance and related costs
Continuing operations	6	5	11
Discontinued operations	6	—	6
Cash payments	(5)	(5)	(10)
Balance at December 31, 2012	8	—	8
Facility closure, severance and related costs:
Continuing operations	27	15	42
Discontinued operations	—	1	1
Cash payments	(19)	(14)	(33)
Reclassifications	(2)	—	(2)
Balance at December 31, 2013	14	2	16
Facility closure, severance and related costs:
Continuing operations	22	3	25
Cash payments	(15)	(5)	(20)
Balance at December 31, 2014	$21	—	$21

At December 31, 2014, the balance of these reserves was included in accrued expenses in our Consolidated Balance Sheet. The remaining liability for prior year initiatives is not material.  At December 31, 2013, $15 million of these reserves were included in accrued expenses and $1 million was included in accounts payable in our Consolidated Balance Sheet.

Asset Impairments

In accordance with ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”) and ASC Topic 360, Property, Plant and Equipment (“ASC 360”), we recorded pre-tax charges totaling $7 million in 2013 and $47 million in 2012 to earnings (loss) from discontinued operations, net of tax in our Consolidated Statements of Operations.

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

On December 31, 2013, we completed a stock sale of our investment in dedicated legal entities of our Consumer Products business.  In connection with the sale we entered into a supply contact with KIK to supply products from our Adrian, MI facility.  Under the terms of the supply contract, KIK has the option, exercisable for a period of six-months following the closing date, to purchase the net assets of the Adrian facility at a price that is below the carrying value of the net assets.  Accordingly, we concluded that the net assets of the Adrian facility met the criteria to be classified as assets held for sale and based on the expected selling price we recorded an impairment charge in December 2013 of $7 million to write-down the property, plant and equipment to its estimated fair value which is included in earnings from discontinued operations, net of tax in our Consolidated Statement of Operations.The option expired un-exercised as of June 30, 2014 and the assets are now classified as held and used in both the current and prior periods.

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

4)  INVENTORIES

(In millions)	2014	2013
Finished goods	$200	$223
Work in process	35	35
Raw materials and supplies	94	88
	$329	$346

Included in the above net inventory balances are inventory obsolescence reserves of approximately $13 million and $19 million at December 31, 2014 and 2013, respectively.

5)  PROPERTY, PLANT AND EQUIPMENT

(In millions)	2014	2013
Land and improvements	$71	$74
Buildings and improvements	209	212
Machinery and equipment	1,248	1,225
Information systems and equipment	167	171
Furniture, fixtures and other	22	24
Construction in progress	82	94
	1,799	1,800
Less: accumulated depreciation	1,095	1,083
	$704	$717

Depreciation expense from continuing operations amounted to $87 million, $82 million and $80 million for 2014, 2013 and 2012, respectively.  Depreciation expense from continuing operations includes accelerated depreciation of certain fixed assets associated with our restructuring programs of $4 million for 2014 and $1 million for 2013.

6)  GOODWILL AND INTANGIBLE ASSETS

Goodwill

Our remaining goodwill relates to the Industrial Performance Products segment.  Changes in the carrying amount of goodwill were as follows:

(In millions)	Gross Goodwill	Accumulated Impairments	Net Goodwill
Balance at December 31, 2012	$267	$(90)	$177
Foreign currency translation	2	—	2
Balance at December 31, 2013	269	(90)	179
Foreign currency translation	(7)	—	(7)
Balance at December 31, 2014	$262	$(90)	$172

Intangible Assets

Our intangible assets (excluding goodwill) are comprised of the following:

	2014			2013
(In millions)	Gross Value	Accumulated Amortization	Net Intangibles	Gross Value	Accumulated Amortization	Net Intangibles
Patents	$26	$(17)	$9	$33	$(21)	$12
Trademarks	44	(13)	31	45	(12)	33
Customer relationships	41	(20)	21	42	(18)	24
Production rights	45	(41)	4	45	(36)	9
Other	72	(38)	34	74	(38)	36
Total	$228	$(129)	$99	$239	$(125)	$114

Amortization expense from continuing operations related to intangible assets amounted to $15 million in 2014, $19 million in 2013 and $20 million in 2012.  Estimated amortization expense of intangible assets for the next five fiscal years is as follows: $12 million (2015), $8 million (2016), $8 million (2017) $7 million (2018) and $7 million (2019).

7)  DEBT

Our debt is comprised of the following:

	2014		2013
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% Senior Notes due 2021, with an effective interest rate of 5.93% in 2014 and 5.83% in 2013	$450	$439	$450	$456
7.875% Senior Notes due 2018, net of unamortized discount of $1 million in 2013 with an effective interest rate of 8.90% in 2013	—	—	100	108
Term Loan due 2016, net of unamortized discount of less than $1 million in 2014 and $2 million 2013 with an effective interest rate of 3.78% in 2014 and 5.39% in 2013	82	82	316	320
Other borrowings	42	42	32	32
Total Debt	574	$563	898	$916
Less: Other short-term borrowings	(18)		(7)
Less: Current portion of Term Loan	—		(110)
Total Long-Term Debt	$556		$781

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

In July 2013, we completed the purchase of $354 million of the 2018 Senior Notes tendered in response to the Offer to Purchase.  In addition, we used the balance of the proceeds from the offering of the 2021 Senior Notes, after completing the purchase of the 2018 Senior Notes tendered and paying transaction costs, of approximately $45 million and approximately $5 million of cash on hand to prepay $50 million of principal of our Term Loan.

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

In July 2013, we purchased in a tender $354 million of the $455 million outstanding balance with proceeds from the 2021 Senior Notes offering.  In the third quarter of 2013, we recorded a $50 million loss on the early extinguishment of debt.  The loss included $42 million for the difference between the principal amount of the 2018 Senior Notes tendered and the sum of the tender offer consideration and consent payments.  The loss also included $8 million for the write-off of unamortized capitalized financing costs and original issuance discount with respect to the 2018 Senior Notes purchased under the tender.

In December 2014, we called the remaining 2018 Senior Notes of $101 million, repurchasing them with proceeds from the sale of our Agrochemical Manufacturing business.  In the fourth quarter of 2014, we recorded a $6 million loss on the early extinguishment of debt which included a tender premium of $4 million and the write-off of unamortized capitalized financing costs and original issuance discount with respect to the 2018 Senior Notes of $2 million.

Term Loan

In August 2010, we entered into the Term Loan due in 2016 with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Term Loan permitted us to increase the size of the facility with an accordion feature by up to $125 million.  On October 31, 2012, we exercised the accordion feature of our Term Loan and borrowed the additional $125 million for the purpose of funding potential investment opportunities and for general corporate purposes.  During 2013, we repaid $102 million of the Term Loan with proceeds from the 2021 Senior Notes offering and cash on hand.

In October 2013, we entered into Amendment No. 2 to the Term Loan which, among other things, reduced the interest rate and LIBOR floor on the term loans outstanding under the Term Loan agreement and permitted additional flexibility under certain of our operating covenants (including but not limited to additional flexibility for debt, investments, restricted payments and dispositions) in the Term Loan agreement.  The amendment became effective on October 30, 2013.

In January 2014, we repaid an additional $110 million of the Term Loan with proceeds from the sale of the Consumer Products business.  In light of this transaction, we classified the $110 million as short-term borrowings in our Consolidated Balance Sheet as of December 31, 2013.  In November 2014, we repaid an additional $126 million of our Term Loan with proceeds from the sale of our Agrochemical Manufacturing business.  In 2014, we recorded a $1 million loss on the early extinguishment of debt which included the write-off of unamortized capitalized financing costs and original issuance discount with respect to the Term Loan.

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

Additionally, the Term Loan requires that we meet certain financial maintenance covenants including a maximum Secured Leverage Ratio (net of unrestricted cash, as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0.  Additionally, the Term Loan contains a covenant related to the repayment of excess cash flow (as defined in the agreement).  As of December 31, 2014, we were in compliance with the covenant requirements of the Term Loan.

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

Our obligations (and the obligations of the other borrowing subsidiaries) under the US ABL Facility will continue to be guaranteed on a secured basis by all of the existing domestic subsidiaries that were borrowers or guarantors prior to the amendment of the 2015 ABL Facility, and by certain of our future direct and indirect domestic subsidiaries (collectively, the “US Loan Parties”).  The obligations under the Foreign ABL Facility are guaranteed on a secured basis by Chemtura Europe GmbH, a Swiss subsidiary, and are guaranteed and secured on a junior priority basis by the US Loan Parties.

The obligations and guarantees under the US ABL Facility will continue to be secured by (i) a first-priority security interest in the US Loan Parties’ existing and future inventory and accounts receivable, together with general intangibles relating to inventory and accounts receivable, contract rights under agreements relating to inventory and accounts receivable, documents relating to inventory, supporting obligations and letter-of-credit rights relating to inventory and accounts receivable, instruments evidencing payment for inventory and accounts receivable; money, cash, cash equivalents, securities and other property held by the Administrative Agent or any lender under the US ABL Facility; deposit accounts, credits and balances with any financial institution with which any US Loan Party maintains deposits and which contain proceeds of, or collections on, inventory and accounts receivable; books, records and other property related to or referring to any of the foregoing and proceeds of any of the foregoing (the “US ABL Priority Collateral”); and (ii) a second-priority security interest in substantially all of the US Loan Parties’ other assets (the “Term Loan Priority Collateral”), including (x) 100% of the capital stock of US Loan Parties’ direct domestic subsidiaries held by the US Loan Parties and 100% of the non-voting capital stock of the US Loan Parties’ direct foreign subsidiaries held by the US Loan Parties, and (y) 65% of the voting capital stock of the US Loan Parties’ direct foreign subsidiaries (to the extent held by the US Loan Parties), in each case subject to certain exceptions set forth in the 2018 ABL Facility Agreement and the related loan documentation.  The obligations and guarantees under the Foreign ABL Facility are secured by (i) a first priority security interest on certain of Chemtura Sales Europe B.V., a Netherlands accounts receivable and receivables collection accounts and certain of Chemtura Europe GmbH’s inventory; (ii) a second-priority security interest in the US ABL Priority Collateral; and (iii) a third-priority security interest in the Term Loan Priority Collateral; in each case subject to certain exceptions set forth in the 2018 ABL Facility and the related loan documentation.

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

At December 31, 2014 and 2013, we had no borrowings under the 2018 ABL Facility, but we had $15 million and $14 million at December 31, 2014 and 2013 of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility.  At December 31, 2014 and 2013, we had approximately $211 million and $237 million, respectively, of undrawn availability under the 2018 ABL Facility.

Other Facilities

In December 2012, we entered into a CNY 250 million (approximately $40 million) 5 year secured credit facility available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch (“ABC Bank”).  The China Bank Facility is being used for funding construction of our manufacturing facility in Nantong, China.  The China Bank Facility is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd.  The loans under the China Bank Facility bear interest at a rate determined from time to time by ABC Bank base on the prevailing People Bank of China Lending Rate.  At December 31, 2014 and 2013, we had borrowings of $27 million and $17 million, respectively, under the China Bank Facility.  Repayments of principal will be made in semi-annual installments from December 2014 through December 2017.  In December 2014 and January 2015, we repaid $5 million and $15 million, respectively, of the China Bank Facility with proceeds from the sale of the Chemtura AgroSolutions business.

In March 2013, we entered into a promissory note in the principal sum of $7 million with a term of six years bearing interest at a rate of 5.29% per annum to finance the cost of certain information technology software licenses.  The principal is to be repaid in equal monthly installments over its term.

Maturities

At December 31, 2014, the scheduled maturities of debt are as follows: 2015 - $18 million; 2016 - $87 million; 2017 - $11 million; 2018 - $2 million and thereafter $450 million.

8)  LEASES

At December 31, 2014, minimum rental commitments, primarily for buildings, land and equipment under non-cancelable operating leases, net of sublease income, amounted to $8 million (2015), $7 million (2016), $6 million (2017), $5 million (2018), $4 million (2019), $10 million (2020 and thereafter) and $40 million in the aggregate.  Sublease income is not significant in future periods.  Rental expenses under operating leases were $23 million (2014), $23 million (2013) and $24 million (2012).

Future minimum lease payments under capital leases at December 31, 2014 were not significant.

Real estate taxes, insurance and maintenance expenses are generally our obligations and, accordingly, were not included as part of rental payments.  It is expected that in the normal course of business, leases that expire will be renewed or replaced by similar leases.

9)  INCOME TAXES

The components of earnings (loss) from continuing operations before income taxes and the income tax expense (benefit) are as follows:

(In millions)	2014	2013	2012
Pre-tax Earnings (Loss) from Continuing Operations:
Domestic	$388	$(105)	$26
Foreign	191	101	103
	$579	$(4)	$129
Income Tax Expense (Benefit)
Domestic
Current	$34	$—	$—
Deferred	(274)	(1)	—
	(240)	(1)	—
Foreign
Current	48	17	23
Deferred	—	2	3
	48	19	26
Total
Current	82	17	23
Deferred	(274)	1	3
	$(192)	$18	$26

The expense (benefit) for income taxes from continuing operations differs from the Federal statutory rate for the following reasons:

(In millions)	2014	2013	2012
Income tax (benefit) expense at the U.S. statutory rate	$203	$(1)	$45
Foreign rate differential	(45)	(17)	(4)
Valuation allowances	(389)	21	(25)
U.S. tax on foreign earnings	92	26	28
Foreign withholding	40	—	—
Nondeductible reorganizational expenses	—	—	1
Nondeductible expenses, other	1	7	2
Nondeductible stock compensation	1	1	1
Depletion	(3)	(3)	(3)
Income tax credits	(85)	(6)	(18)
State income taxes, net of federal benefit	(12)	—	—
Taxes attributable to prior periods	(10)	(11)	(1)
Other, net	15	1	—
Income tax (benefit) expense	$(192)	$18	$26

Due to the sale of our Chemtura AgroSolutions business, we generated and utilized approximately $85 million of foreign tax credits in the current year which was used to offset U.S. tax on foreign earnings and we also utilized approximately $141 million of federal and state net operating losses that had previously been offset by a valuation allowance.

We recognize deferred tax assets and liabilities for future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under GAAP and their respective tax bases, and for net operating loss carryforwards and tax credit carryforwards.  We evaluate the recoverability of our deferred tax assets, by jurisdiction, as of the end of each quarter, weighing all positive and negative evidence, and are required to establish or maintain a valuation allowance for these assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which the evidence can be objectively verified. If negative evidence exists, positive evidence is necessary to support a conclusion that a valuation allowance is not needed.

As of December 31, 2013, we had a valuation allowance against our U.S. deferred tax assets of $506 million. After weighing all of the evidence, we determined that the positive evidence in favor of releasing the valuation allowance, particularly the evidence that was objectively verifiable, outweighed the negative evidence against releasing the allowance as of December 31, 2014. Therefore, we concluded that it is more likely than not that our U.S. deferred tax assets will be realized, except the deferred tax assets relating to certain long lived assets, pre-bankruptcy foreign tax and general business credits, and certain state net operating losses.  As a result, we released net $404 million of the valuation allowance, including $141 million related to the release of a valuation allowance against the Chemture AgroSolutions sale, of our U.S. deferred tax assets as of December 31, 2014.  Of the net $404 million reduction in the total U.S. valuation allowance during 2014, $406 million was recorded to the income tax benefit in our Consolidated Statements of Operations and $2 million was recorded to other comprehensive loss in our Consolidated Balance Sheet.

The positive evidence that weighed in favor of releasing the U.S. valuation allowance as of December 31, 2014 and ultimately outweighed the negative evidence against releasing the allowance included the following:

•                  At December 31, 2014, our U.S. operations had a 3 year cumulative pretax income of $258 million (including discontinued operations).

•                  At December 31, 2014, our U.S. operations had a three year cumulative income of $38 million after excluding the contribution of the three businesses we divested in the period 2013-2014, the expense incurred to divest those businesses and of the gain/loss on those divestitures as well as including the benefit of lower interest expense arising from the pay down of debt with a portion of the proceeds from the divestitures.

•                  The pay down of both third party and intercompany debt during 2013 and 2014 has reduced the interest expense (both third party and interest paid on loans from our foreign subsidiaries) of our U.S. operations by $18 million compared to what was incurred in 2013 and $36 million compared to what was incurred in 2012.

•                  Our U.S. operations benefit from significant foreign source income from their international operations.  A review of historic receipts of foreign source income, adjusted to exclude income from the divested businesses, or that arose from intercompany lending that has now been repaid, indicates that the U.S. operations can reasonably expect $15-20 million of recurring foreign source income annually.  The benefit of the foreign source income reduces the value of U.S. pretax income that is required to fully utilize the U.S. federal NOL released each year by an equal amount.

•                  Our U.S. Federal NOLs have a 20 year carryforward period and will expire in 2029 and 2030.

•                  The U.S. federal NOL utilization is based on U.S. federal taxable income, which is comprised of pretax income, permanent items and reversals of temporary differences.  As of December 31, 2014, we will need to generate approximately $725 million of pretax income over the next 16 years to realize all of our federal NOLs and absorb reversing temporary differences. The amount of pretax income needed to utilize the federal NOL is significantly less than our projected U.S. pretax income for the same time period.  We believe our U.S. deferred tax liabilities will reverse in the same time period as our U.S. deferred tax assets.

•                  The profitability of our U.S. operations are driven by the performance of our Great Lakes Solutions products manufactured in the U.S.  Performance is expected to progressively improve in 2015 and in subsequent years initially led by our manufacturing and SG&A cost reduction programs.  A significant portion of  the actions to reduce manufacturing and SG&A costs (primarily reductions in headcount) have already been taken and in conjunction with improvement in manufacturing efficiencies and yields, will yield cost reductions of $26 million annually in the U.S..

•                  We are not relying on any tax planning strategies as a source of U.S. income necessary to utilize our U.S. federal NOLs.

The negative evidence that was considered in our determination that positive evidence is greater than negative evidence was the following:

•                  We disposed of two profitable businesses in 2013 (Consumer Products) and 2014 (Chemtura AgroSolutions).  However, we have already eliminated the stranded costs associated with the Consumer Products business and we anticipate that we will eliminate the stranded cost associated with the Chemtura Agrosolutions business by the end of the first quarter of 2015.  We have used a portion of the net after-tax sale proceeds to repay debt, reducing U.S. interest expense.  We have also transferred pension liabilities to the buyers of the Antioxidants and Consumer Products business.  We also refinanced a significant portion of our debt in 2013, further reducing interest expense from that in 2012 and prior years.

•                  If we exclude the profit contribution of the Antioxidants, Consumer Products and Chemtura AgroSolutions businesses, U.S. operations incurred a loss in both 2013 and 2014.  However, as indicated in positive evidence, these results adjusted for lower third party and intercompany interest expense in the U.S., eliminated costs incurred by the U.S. in support of the international operations of these businesses and the release of the obligations and the accretion related to the below market nature of the Supply Agreements, U.S. operations would have been profitable in these periods and was profitable in 2012.

•                  In 2012 and 2013, our forecast of pretax income of our U.S. operations was not fully achieved.  However, the achievement of U.S. pretax income forecasts in full is not required to fully utilize the Company’s U.S. deferred tax assets as they become available to offset U.S. taxable income.

•                  At September 30, 2014 and December 31, 2013, our U.S. operations had a three-year cumulative loss of $105 million and $89 million, respectively, (including discontinued operations).  The cumulative loss was eliminated by the gain on the sale of our Chemtura AgroSolutions business in the quarter ended December 31, 2014.

•                  As a result of our emergence from Chapter 11 Bankruptcy in 2010, we will be subject to annual U.S. federal NOL limitations under Internal Revenue Code (“IRC”) Section 382 in the future.  Our federal NOL annual limitation will be $72 million in 2015 and $59 million annually in the period 2016-2023 and $46 million in 2024.

•                  At December 31, 2014, Chemtura had a deferred tax asset related to Low Income Housing credits (“LIH”) in the amount of $23 million; post 1998 LIH credits have a 20 year carry forward (the oldest is pre-2003 in the amount of  $10 million).  LIH credits are not available for use until all pre-Chapter 11 federal NOLs are utilized.  Therefore, we do not believe it is more likely than we will utilize pre-Chapter 11 LIH credits before they expire.

We had valuation allowances related to U.S. operations of $102 million, $506 million and $605 million at December 31, 2014, 2013 and 2012, respectively.  We had valuation allowances related to our foreign subsidiaries of $25 million, $23 million and $23 million at December 31, 2014, 2013 and 2012, respectively.  A valuation allowance has been provided for deferred tax assets where it is more likely than not these assets will expire before we are able to realize their benefit.  Of the $402 million reduction in the total valuation allowance during 2014, $404 million was recorded to the income tax benefit in our Consolidated Statements of Operations and $2 million was recorded to other comprehensive loss in our Consolidated Balance Sheet.  Of the $99 million reduction in the total valuation allowance during 2013, $57 million was recorded to the income tax expense in our Consolidated Statements of Operations and $42 million was recorded to other comprehensive loss in our Consolidated Balance Sheet.  During 2013, due to the sale of our Antioxidants business, the value of the pension deferred asset and the associated valuation allowance both decreased by $33 million.

The components of the deferred tax assets and liabilities are as follows:

(In millions)	2014	2013
Deferred tax assets:
Pension and other post-retirement liabilities	$83	$61
Net operating loss carryforwards	253	387
Other accruals	3	15
Below market contracts, net of discount	82	—
Tax credit carryforwards	66	128
Accruals for environmental remediation	23	29
Intangibles	2	5
Inventories and other	15	20
Financial instruments	1	1
Total deferred tax assets	528	646
Valuation allowance	(127)	(529)
Net deferred tax assets after valuation allowance	401	117
Deferred tax liabilities:
Unremitted foreign earnings of subsidiaries	(11)	(36)
Property, plant and equipment	(63)	(72)
Other	(13)	(11)
Total deferred tax liabilities	(87)	(119)
Net deferred tax asset (liability) after valuation allowance	$314	$(2)

Net current and non-current deferred taxes from each tax jurisdiction are included in the following accounts:

(In millions)	2014	2013
Net current deferred taxes
Other current assets	$34	$10
Other current liabilities	(8)	(3)
Net non-current deferred taxes
Other assets	313	25
Other liabilities	(25)	(34)

The components of our gross net operating loss (“NOL”) are as follows:

(In millions)	2014	2013
Federal NOL	$591	$974
State NOL	$929	$1,034
Foreign NOL	$181	$141

State and foreign NOL and credits expire over the period 2015-2034, foreign tax credits expire over the period 2016-2020. low income housing credits expire over the period 2019-2030 and federal NOL expire over the period 2029-2030.  As a result of our emergence from Chapter 11 bankruptcy in 2010, we are subject to future annual federal NOL limitations under Internal Revenue Code (“IRC”) Section 382.  Our federal annual limitations on the release of our NOLs are $72 million in 2015 and $59 million annually in the period 2016-2023 and $ 46 million in 2024, subject to adjustment upon audit, if any.  At December 31, 2014, we had federal and state tax credit carryforwards of $63 million and $3 million, respectively.  At December 31, 2013, we had federal and state tax credit carryforwards of $125 million and $3 million, respectively.

We anticipate that we will repatriate the undistributed earnings of certain foreign subsidiaries.  For the year ended December 31, 2014, we decreased by $25 million the amount of the net deferred tax liability we provide for the U.S. tax consequences of these repatriations, primarily due to the repatriations completed in 2014 as a result of  the sale of our Chemtura AgroSolutions business.  For the year ended December 31, 2013, we increased by $18 million, the amount of the net deferred tax liability we provide for the U.S. tax consequences of these repatriations.  In 2013, this increase has been offset by an equal increase to our foreign tax credits, and as such, had no effect on the tax expense recognized in our Consolidated Statements of Operations.  We consider undistributed earnings of all other foreign subsidiaries to be indefinitely invested in their operations. At December 31, 2014, such undistributed earnings deemed to be indefinitely reinvested in foreign operations amounted to $747 million.

We also have not recognized a deferred tax liability for the difference between the book basis and tax basis of investments in the common stock of foreign subsidiaries.  Such differences relate primarily to the unremitted earnings of both Witco’s and Great Lakes’ foreign subsidiaries prior to their mergers with us.  The basis difference in subsidiaries of Witco, acquired on September 1, 1999, is approximately $89 million and the basis difference in subsidiaries of Great Lakes, acquired on July 1, 2005, is approximately $11 million.  Estimating the tax liability that would arise if these earnings were repatriated is not practicable at this time.

During the year ended December 31, 2014, we recorded a decrease to our liability for unrecognized tax benefits of approximately $16 million.  This decrease is primarily due to actual cash repatriations during the current year that offset the liability established in prior years for deemed repatriations  and settlements of tax audits in various foreign and domestic jurisdictions.  In accordance with ASC 740, we recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The beginning and ending amount of unrecognized tax benefits reconciles as follows:

(In millions)	2014	2013	2012
Balance at January 1	$44	$41	$46
Gross (decreases) increases for tax positions taken during current year	2	(1)	—
Gross increases for tax positions taken during a prior period	2	1	3
Gross decreases for tax positions taken during a prior period	(19)	—	(1)
Decreases from the expiration of the statute of limitations	—	—	—
Settlements / payments	(2)	—	(10)
Foreign currency impact	1	3	3
Balance at December 31	$28	$44	$41

We recognized no net interest expense in 2014 related to unrecognized tax benefits within tax expense in our Consolidated Statements of Operations and interest expense of $1 million in 2013 and 2012.  We also recognized, in our Consolidated Balance Sheets at December 31, 2014 and 2013, a total amount of $10 million and $14 million of interest, respectively, related to unrecognized tax benefits.  We file income tax returns in the U.S., various U.S. states and certain foreign jurisdictions.  The Internal Revenue Service has completed our federal examination through tax years ending December 31, 2012.  The are no tax years currently under examination by the Internal Revenue Service.

Foreign and United States jurisdictions have statutes of limitations generally ranging from 3 to 5 years.  We have a number of state, local and foreign examinations currently in process.  Major foreign exams in process include Germany, Canada, France and Italy.

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $2 million within the next year.  This reduction may occur due to the statute of limitations expirations or conclusion of examinations by tax authorities.  We further expect that the amount of unrecognized tax benefits will continue to change as a result of ongoing operations, the outcomes of audits, and the expiration of the statute of limitations.  This change is not expected to have a significant impact on our results of operations or financial condition.

10)  CAPITAL STOCK AND EARNINGS (LOSS) PER COMMON SHARE

Capital Stock

Common  Shares

We are authorized to issue 500 million shares of $0.01 par value common stock.  There were 100.5 million shares issued, of which 28.8 million were held in treasury at December 31, 2014 and there were 100.5 million shares issued, of which 4.0 million were held in treasury at December 31, 2013.  We are authorized to issue 0.3 million shares of $0.01 par value preferred stock, none of which are outstanding.

Treasury Shares

In November 2013, the Board authorized an increase in our share repurchase program to $291 million and extended the program through November 9, 2014.  In May 2014, the Board authorized a further increase in the share repurchase program by

$100 million, up to $391 million when combined with the November 2013 authorization.  During 2014, we purchased 12.1 million shares for $287 million under this share repurchase program.  We purchased 17.9 million shares for $382 million since inception under this repurchase program.  The remaining authorization of $9 million expired unpurchased in November 2014.

In October 2014, the Board approved a new share repurchase authorization of up to $500 million conditioned upon the sale of the Agrochemical Manufacturing business.  The new share repurchase authorization will expire on December 1, 2015.  In October 2014, we announced the commencement of modified Dutch auction tender offer to purchase for cash shares of our common stock (the “Tender Offer”).  In December 2014, we completed the Tender Offer and purchased 12.5 million shares of our common stock at a purchase price of $24.20 per share, for an aggregate cost of $302 million, excluding fees and expenses.  In December 2014, we purchased an additional 1.2 million shares for $28 million under this program through open market purchases

For the full year 2014, we repurchased a total of 25.8 million shares of our common stock under our share repurchase programs at a cost of $618 million of which $170 million from the October 2014 Authorization remains at December 31, 2014.

The shares are expected to be repurchased from time to time through open market purchases.  Our share repurchase programs do not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  We release the value of treasury shares at the weighted average price per share when shares are issued from treasury.

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

The following is a reconciliation of the shares used in the computation of earnings (loss) per share:

	Year ended
(In millions)	2014	2013	2012
Weighted average shares outstanding - Basic	90.2	97.7	98.2
Dilutive effect of common share equivalents	1.3	—	0.6
Weighted average shares outstanding - Diluted	91.5	97.7	98.8

11)  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss (“AOCL”), net of tax at December 31, 2014 and 2013, are as follows:

(in millions)	Foreign Currency Translation Adjustments	Unrecognized Pension and Other Post- Retirement Benefit Costs	Unrealized loss on available for sale securities	Total
As of December 31, 2013	$(13)	$(267)	$—	$(280)
Other comprehensive (loss) income before reclassifications	(70)	(70)	(5)	(145)
Amounts reclassified from AOCL	(3)	31	—	28
Net current period other comprehensive loss	(73)	(39)	(5)	(117)
As of December 31, 2014	$(86)	$(306)	$(5)	$(397)

The following table summarizes the reclassifications from AOCL to the Consolidated Statement of Operations for the period ending December 31, 2014 and 2013:

	Amount Reclassified from AOCL		Affected line item in the consolidated statement of
(in millions)	2014	2013	operations
Foreign currency translation items:
Liquidation of consolidated entities	$—	$13	Other income, net
Gain on sale of business (b)	3	—	Gain on sale of business
Sale of discontinued operations (c)	—	38	Loss on sale of discontinued operations, net of tax
Net of tax	3	51
Defined benefit pension plan items:
Amortization of prior-service costs (a)	5	5	Primarily SG&A
Amortization of actuarial losses (a)	(18)	(21)	Primarily SG&A
Settlement loss (a)	(21)	—	Primarily SG&A
Sale of discontinued operations (c)	—	(127)	Loss on sale of discontinued operations, net of tax
Total before tax	(34)	(143)
Tax on continuing operations	3	1	Income Tax Benefit
Tax on discontinued operations	—	15	Loss on sale of discontinued operations, net of tax
Total tax	3	16
Net of tax	(31)	(127)
Total reclassifications	$(28)	$(76)

(a) These items are included in the computation of net periodic benefit pension cost (see Note 13 - Pension and Other Post-Retirement Plans for additional information).

(b) Sale of the Chemtura AgroSolutions business (see Note 2 - Divestitures and Acquisitions)

(c) Sale of the Antioxidant and Consumer Products businesses (see Note 2 - Divestitures and Acquisitions)

12)  STOCK INCENTIVE PLANS

We utilize various employee stock-based compensation plans.  Awards under these plans are granted to eligible officers, management employees and non-employee directors.  Awards may be made in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and/or restricted stock units (“RSUs”).  Under the plans, we issue additional shares of common stock upon the exercise of stock options or the vesting of RSUs.  Stock issuances can be from treasury shares or newly issued shares.

Description of the Plans

In 2010, we adopted the Chemtura Corporation 2010 Long-Term Incentive Plan (the “2010 LTIP”) .  The 2010 LTIP provides for grants of nonqualified stock options (“NQOs”), incentive stock options (“ISOs”), stock appreciation rights, dividend equivalent rights, stock units, bonus stock, performance awards, share awards, restricted stock, time-based RSUs and performance-based RSUs.  The 2010 LTIP provides for the issuance of a maximum of 11 million shares.  Stock options may be granted under the 2010 LTIP at prices equal to the fair market value of the underlying common shares on the date of the grant.  All outstanding stock options will expire not more than ten years from the date of the grant.

During the years ended December 31, 2014 and 2013, we had 4.6 million and 4.9 million shares available for grant, respectively.

Total stock-based compensation expense, including amounts for RSUs and stock options, was $14 million, $14 million and $24 million for 2014, 2013 and 2012, respectively.

In 2014, stock-based compensation expense of $13 million, $1 million was reported in SG&A and COGS respectively.  In 2013, stock-based compensation expense of $12 million, $1 million and $1 million was reported in SG&A, COGS and earnings from discontinued operations, net of tax, respectively.  In 2012, stock-based compensation expense of $19 million, $3 million, and $2 million was reported in SG&A, COGS and loss from discontinued operations, net of tax, respectively.

Approximately 23%, 23% and 24% of the stock-based compensation expense was allocated to our operating segments in 2014, 2013 and 2012, respectively.  All other stock-based compensation expense was included in our Corporate segment.

Stock Options

The compensation committee of the Board of Directors (the “Compensation Committee”) did not grant any stock options during the year ended December 31, 2014.

In March 2013, the Compensation Committee approved the grant of 0.4 million NQOs under the 2013 long-term incentive awards (the “2013 Awards”).  These options vest ratably over a three-year period.

In March 2012, the Compensation Committee approved the grant of 0.8 million NQOs under the 2012 long-term incentive awards (the “2012 Awards”).  These options vest ratably over a three-year period.

We use the Black-Scholes option-pricing model to determine the fair value of NQOs.  We have elected to recognize compensation cost for NQOs equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average fair value of stock options granted during the years ended December 31, 2013 and 2012 was $9.92 and $8.15, respectively.  The Black-Scholes option-pricing model requires the use of various assumptions.

The following table presents the weighted average assumptions used:

	Years Ended December 31,
	2013	2012
Dividend yield	0.0%	0.0%
Expected volatility	51.0%	56.7%
Risk-free interest rate	1.0%	1.2%
Expected life (in years)	6	6

The weighted average expected life of six years for the 2013 and 2012 grants reflects the simplified method, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.  We continue to use the simplified method because there is insufficient data to develop a justifiable expected term.  Expected volatility for the 2013 and 2012 awards of NQOs is based primarily on a combination of the historical volatility prior to our entering into Chapter 11 and historical volatility since emergence from Chapter 11.

A summary of our stock option activities for 2014 is summarized as follows:

			Weighted Average Remaining	Aggregate Intrinsic
	Price Per Share	Shares	Contractual	Value
	Average	(in millions)	Life	(in millions)
Outstanding at 12/31/13	16.46	2.8	7.4	32
Exercised	16.01	(0.6)		5
Lapsed	18.07	—
Outstanding at 12/31/14	$16.56	2.2	6.5	18
Exercisable at 12/31/14	$16.16	1.8	6.2	$15

The intrinsic value of the exercised options was $5 million, $4 million and $1 million for 2014, 2013 and 2012, respectively.

Total remaining unrecognized compensation cost associated with unvested stock options at December 31, 2014 was $1 million, which will be recognized over the weighted average period of approximately 1 year.

Restricted Stock Awards

In March 2014, the Compensation Committee approved the grant of 0.4 million time-based RSUs under the 2014 long-term incentive awards (the “2014 Awards”).  These RSUs vest ratably over a three-year period.

In March 2014, the Compensation Committee approved the grant of 0.2 million performance shares under the 2014 Awards.  The share grant is subject to a performance multiplier of up to 2 times the targeted award.  The performance measurement period is the three calendar year period ending December 31, 2016, the performance share metric used will be our relative total shareholder return against the companies comprising the Dow Jones Chemical Index.  The performance shares will be settled as soon as practicable after the performance period but no later than March 15, 2017.  We used the Monte-Carlo simulation model to determine the fair value of the performance shares.  Using this method, the average per share fair value of these awards was $26.98.

In March 2013, the Compensation Committee approved the grant of 0.2 million time-based RSUs under the 2013 Awards.  These RSUs vest ratably over a three-year period.

In March 2013, the Compensation Committee approved the grant of 0.2 million performance shares under the 2013 Awards.  The share grant is subject to a performance multiplier of up to 2 times the targeted award.  The performance measurement period is the three calendar year period ending December 31, 2015, the performance share metric used will be our relative total shareholder return against the companies comprising the Russell 3000 Index.  The performance shares will be settled as soon as practicable after the performance period but no later than March 15, 2016.  We used the Monte-Carlo simulation model to determine the fair value of the performance shares.  Using this method, the average per share fair value of these awards was $27.27.

In March 2012, the Compensation Committee approved the grant of 0.6 million time-based RSUs under the 2012 Awards.  These RSUs vest ratably over a three-year period.

In March 2012, the Compensation Committee approved the grant of 0.3 million performance shares under the 2012 Awards.  The share grant is subject to a performance multiplier of up to 2 times the targeted award.  The performance measurement period is the three calendar year period ending December 31, 2014, the performance share metric used will be our relative total shareholder return against the companies comprising the Russell 3000 Index.  The performance shares were settled in Januray 2015.  We used the Monte-Carlo simulation model to determine the fair value of the performance shares.  Using this method, the average per share fair value of these awards was $25.38.

RSUs award activity for 2014 is as follows:

	Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value (in millions)
Unvested RSU awards, December 31, 2013	1.0	20.53	30
Cancelled	(0.1)	23.47
Granted	0.6	25.56
Vested	(0.4)	18.32	8
Unvested RSU awards, December 31, 2014	1.1	$23.81	$28

The weighted average grant date fair value of restricted units granted was $25.56, $23.18 and $17.72 for 2014, 2013 and 2012, respectively.  The fair value of restricted share units at time of vesting was $8 million, $8 million and $17 million for 2014, 2013 and 2012, respectively.

Total remaining unrecognized compensation expense associated with unvested RSUs at December 31, 2014 was $10 million, which will be recognized over the weighted average period of approximately 2 years.

Tax Benefits of Stock-Based Compensation Plans

ASC 718 Stock Compensation requires the benefits of tax deductions in excess of grant-date fair value be presented in the cash flows from financing section of our Consolidated Statements of Cash Flows. We recognized a cash tax benefit in the amount of $5 million associated with shares exercised during the year ended December 31, 2014.  We did not obtain any cash tax benefit associated with shares exercised during the year ended December 31, 2013 as we utilized net operating losses.  Cash proceeds received from option exercises during 2014, 2013 and 2012 was $10 million, $8 million and $5 million, respectively.

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

In September 2014, we offered vested pension plan participants in our U.S. qualified pension plan who are no longer employed at the Company a limited-time opportunity to take their pension benefits as a one-time single lump sum or an immediate annuity.  Announcement letters were mailed on September 12, 2014.  The window for participants to make the election was from September 22, 2014 until October 31, 2014.  Based on the elections received, we reduced our projected benefit obligation and plan assets by $52 million which resulted in a settlement charge in the fourth quarter of 2014 of $21 million.

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

There was also an evaluation being undertaken as to whether additional benefit obligations exist in connection with the equalization of certain benefits under the UK Pension Plan that occurred in the early 1990s.  Based on the results of the evaluation in 2011, $8 million of expense was recorded in the fourth quarter of 2011, which was subject to adjustment as further information was gathered as part of the evaluation.  Additional information was gathered and evaluated during the second quarter of 2013 and resulted in a reduction of the estimated liability from that originally estimated.  Accordingly we recorded $2 million of income to SG&A in the second quarter of 2013.  During the third quarter of 2014, we obtained a recovery from third parties that reduced our estimated net liability by a further $4 million which was released to SG&A.  When we reach agreement with the trustees of the UK Pension Plan as to what additional benefit obligations exist, our UK subsidiary will be required to make additional cash contributions to the UK Pension Plan.

Benefit Obligations

	Defined Benefit Pension Plans
	Qualified Domestic Plans		International and Non-Qualified Plans		Post-Retirement Health Care Plans
(In millions)	2014	2013	2014	2013	2014	2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$623	$1,040	$519	$499	$96	$124
Service cost	—	—	2	3	—	—
Interest cost	28	30	21	19	4	4
Plan participants’ contributions	—	—	—	1	—	—
Actuarial (gains) losses (a)	99	(69)	64	11	20	(20)
Benefits paid	(46)	(51)	(20)	(19)	(11)	(10)
Business divestitures (b)	—	(327)	—	—	—	—
Settlements	(52)	—	(3)	(6)	—	—
Foreign currency exchange rate changes (c)	—	—	(41)	11	(1)	(2)
Projected benefit obligation at end of year	$652	$623	$542	$519	$108	$96
Accumulated benefit obligation at end of year	$651	$622	$541	$506
Weighted-average year-end assumptions used to determine benefit obligations:
Discount rate	3.80%	4.60%	3.28%	4.18%	3.70%	4.35%
Rate of compensation increase	3.00%	3.00%	2.41%	2.85%	N/A	N/A
Health care cost trend rate					6.16%	6.27%

(a)         The losses for 2014 primarily related to the utilization of the recently revised mortality tables and decreases in discount rates.

(b)         Business divestitures includes the transfer of $315 million of projected benefit obligations with the sale of our Antioxidants business in April 2013 and $12 million with the sale of our Consumer Products business in December 2013.

(c)          The significant foreign currency decrease in 2014 is due to decreases in Euro and British Pound exchange rates from December 2013 to December 2014.

A 6.16% weighted-average rate of increase in the health care cost trend rate was assumed for the accumulated post-retirement benefit obligation as of December 31, 2014.  The rate was assumed to decrease gradually to a weighted average rate of 5.0% over approximately the next 5 to 7 years.  Assumed health care cost trend rates have a significant effect on the post-retirement benefit obligation reported for the health care plans.  A one percentage point increase in assumed health care cost trend rates would increase the accumulated post-retirement benefit obligation by $5 million for health care benefits as of December 31, 2014.  A one percentage point decrease in assumed health care cost trend rates would decrease the accumulated post-retirement benefit obligation by $4 million for health care benefits as of December 31, 2014.

Plan Assets

	Defined Benefit Pension Plans
	Qualified Domestic Plans		International and Non-Qualified Plans		Post-Retirement Health Care Plans
(In millions)	2014	2013	2014	2013	2014	2013
Change in plan assets:
Fair value of plan assets at beginning of year	$595	$814	$408	$370	$—	$—
Actual return on plan assets	59	51	75	30	—	—
Employer contributions	14	20	24	27	11	10
Plan participants’ contributions	—	—	—	1	—	—
Benefits paid	(46)	(51)	(20)	(19)	(11)	(10)
Business divestitures (a)	—	(239)	—	—	—	—
Settlements	(52)	—	(3)	(6)	—	—
Foreign currency exchange rate changes (b)	—	—	(29)	5	—	—
Fair value of plan assets at end of year	$570	$595	$455	$408	$—	$—

(a)         Business divestitures includes the transfer of $233 million of plan assets with the sale of our Antioxidants business in April 2013 and $6 million of plan assets with the sale of our Consumer Products business in December 2013.

(b)         The significant foreign currency decrease in 2014 is due to decreases in Euro and British Pound exchange rates from December 2013 to December 2014.

Our pension plan assets are managed by outside investment managers.  For our U.S. qualified pension plans, the Employee Investment Committee (“EIC”) appointed SEI Investments Management Corporation (“SEI”) as an investment manager effective February 1, 2012.  The assets of the plans were transitioned from previous investment managers to SEI at the end of March 2012.  SEI has assisted the EIC in developing a suitable asset allocation, selecting appropriate investment managers, monitoring and evaluating the performance of such managers.  For our Canadian non-qualified pension plans, the EIC appointed Northern Trust as the investment manager effective January 2013 and transitioned the plan assets from the previous investment managers in February 2013.  For our UK pension plans, the EIC appointed Mercer Limited as the investment manager effective in July and August 2013 and transitioned the plan assets from previous investment managers in August and November 2013.  Assets are monitored regularly to ensure they are within the range of parameters as set forth by the EIC.  Our investment strategy with respect to pension assets is to achieve the expected rate of return within an acceptable or appropriate level of risk.  Our investment strategy is designed to promote diversification, to moderate volatility and to attempt to balance the expected return with risk levels.  The target allocations for qualified domestic plans are 32% equity securities, 58% fixed income securities and 10% to all other types of investments.  The weighted average target allocations for international pension plans are 33% equity securities, 53% fixed income securities and 14% to all other types of investments.

The fair values of our defined benefit pension plan assets at December 31, 2014 and 2013, by asset category are as follows:

	Fair Value Measurements at December 31, 2014
	Defined Benefit Pension Plans
	Qualified Domestic Plans				International and Non-Qualified Plans
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
Pooled equity (a)	$164	$164	$—	$—	$152	$8	$144	$—
Fixed income securities:
U.S. government bonds (b)	72	—	72	—	—	—	—	—
International government bonds (b)	—	—	—	—	20	—	20	—
Pooled fixed income funds (c)	258	258	—	—	268	—	265	3
Alternative collective funds (d)	75	—	—	75	—	—	—	—
Other instruments (e)	1	1	—	—	14	—	—	14
Cash & cash equivalents	—	—	—	—	1	1	—	—
	$570	$423	$72	$75	$455	$9	$429	$17

	Fair Value Measurements at December 31, 2013
	Defined Benefit Pension Plans
	Qualified Domestic Plans				International and Non-Qualified Plans
(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
Pooled equity (a)	$141	$141	$—	$—	$146	$12	$134	$—
Fixed income securities:
U.S. government bonds (b)	71	—	71	—	—	—	—	—
International government bonds (b)	—	—	—	—	2	—	2	—
Pooled fixed income funds (c)	287	287	—	—	247	—	243	4
Alternative collective funds (d)	91	—	—	91	—	—	—	—
Other instruments (e)	1	1	—	—	11	—	—	11
Cash & cash equivalents	4	4	—	—	2	2	—	—
	$595	$433	$71	$91	$408	$14	$379	$15

(a)           Pooled equity funds include mutual and collective funds that invest primarily in marketable equity securities of various sized companies in a diverse set of industries in various regions of the world.  Shares of publicly traded mutual funds are valued at the closing price reported on the U.S. and international exchanges where the underlying securities are actively traded.  Units of collective funds are valued at the per unit value determined by the fund manager, which is based on market price of the underlying securities.  The increase in the value of pooled equity funds of our domestic plans is primarily due to shifting assets from pooled fixed income funds in 2014.

(b)          U.S. and international government bonds include U.S. treasury, municipal and agency obligations and international government debt.  Such instruments are valued at quoted market prices for those instruments or on institutional bid valuations.

(c)           Pooled fixed income funds are fixed income funds that invest primarily in corporate and government bonds.  Such instruments are valued using securities in active markets and observable data or broker or dealer quotations.  The decrease in the value of pooled fixed income funds of our domestic plans is primarily due to shifting assets into pooled equity funds in 2014.

(d)          Alternative collective funds include funds that invest mainly in asset backed securities, real estate funds, hedge funds and other alternative investments.  The underlying funds are valued based on the net asset values of the investments as determined by the respective individual fund administrators on a daily, weekly or monthly basis depending on the fund.  Such valuations are reviewed by the portfolio managers who determine the value of collective funds based on these inputs.  Certain of these funds have lock up periods and all of them have notification periods.  Due to the process used to value these funds and the restricted trading, we have categorized these funds as level 3.  The disbursements are primarily related to the lump sum payout made to certain participants in our U.S. qualified pension plan.

(e)           Other instruments include primarily annuities and real estate funds instruments for which there are significant unobservable inputs and therefore have been classified as level 3.

Below is the rollforward of the activity in the pension plan assets classified as Level 3 above:

	Alternative Collective Funds (d)	Other Instruments (e)	Total Level 3 Investments
Balance at December 31, 2013	$91	$15	$106
Purchases	—	4	4
Realized gains	2	—	2
Unrealized gains	6	(2)	4
Disbursements	(24)	—	(24)
Balance at December 31, 2014	$75	$17	$92

Funded Status

The funded status at the end of the year, and the related amounts recognized on the Consolidated Balance Sheet, are as follows:

	Defined Benefit Pension Plans
	Qualified Domestic Plans		International and Non-Qualified Plans		Post-Retirement Health Care Plans
(In millions)	2014	2013	2014	2013	2014	2013
Funded status, end of year:
Fair value of plan assets	$570	$595	$455	$408	$—	$—
Benefit obligations	652	623	542	519	108	96
Net amount recognized	$(82)	$(28)	$(87)	$(111)	$(108)	$(96)
Amounts recognized in the Consolidated Balance Sheets at the end of year consist of:
Noncurrent assets	$—	$—	$57	$30	$—	$—
Current liability	—	—	(7)	(9)	(9)	(9)
Noncurrent liability	(82)	(28)	(137)	(132)	(99)	(87)
Net amount recognized	$(82)	$(28)	$(87)	$(111)	$(108)	$(96)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss/(gain)	$269	$219	$130	$120	$49	$31
Prior service cost/(credit)	—	—	—	—	(35)	(40)
	$269	$219	$130	$120	$14	$(9)

As of December 31, 2014 and 2013, the current liability positions are included in accrued expenses, the noncurrent assets are included in other assets, and the noncurrent liability positions are shown as pension and post-retirement health care liabilities in our Consolidated Balance Sheets.

The estimated amounts that will be amortized from AOCL into net periodic benefit cost (credit) in 2015 are as follows:

(In millions)	Qualified Domestic Plans	International and Non- Qualified Plans	Post- Retirement Health Care Plans
Actuarial loss	$14	$6	$3
Prior service credit	—	—	(5)
Total amortization cost (credit)	$14	$6	$(2)

Our funding assumptions for our domestic pension plans assume no significant change with regards to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements.  We contributed approximately $49 million and $57 million to our pension and post retirement plans in 2014 and 2013, respectively.  The 2014 contribution includes $12 million for one of our UK pension plans as required by the “recovery plan” agreed to with the trustees of that plan and a $14 million discretionary contribution to one of our domestic qualified plans.  The 2013 contribution included $12 million for one of our UK pension plans as required by the “recovery plan” agreed to with the trustees of that plan and a $10 million discretionary contribution to one of our domestic qualified plans.

The projected benefit obligation and fair value of plan assets for pension and post-retirement plans with a projected benefit obligation in excess of plan assets at December 31, 2014 and 2013 were as follows:

(In millions)	2014	2013
Projected benefit obligation in excess of plan assets at end of year:
Projected benefit obligation	$919	$876
Fair value of plan assets	584	612

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension and post-retirement plans with an accumulated benefit obligation in excess of plan assets at December 31, 2014 and 2013 were as follows:

(In millions)	2014	2013
Accumulated benefit obligation in excess of plan assets at end of year:
Projected benefit obligation	$798	$778
Accumulated benefit obligation	797	777
Fair value of plan assets	572	611

Expected Cash Flows

Information about the expected cash flows for the domestic qualified defined benefit plans, international and non-qualified defined benefit plans and post-retirement health care plans are as follows:

	Defined Benefit Pension Plans
	Qualified Domestic	International and Non-Qualified	Post- Retirement Health Care
(in millions)	Plans	Plans	Plans
Expected Employer Contributions: (a)
2015	$—	$3	$9
Expected Benefit Payments (b):
2015	46	21	9
2016	46	21	9
2017	45	22	8
2018	45	25	8
2019	44	24	8
2020-2024	207	130	33

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

Net Periodic Cost

	Defined Benefit Pension Plans
	Qualified Domestic Plans (a)			International and Non-Qualified Plans			Post-Retirement Health Care Plans
(In millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost (credit):
Service cost	$—	$—	$1	$2	$3	$3	$—	$—	$1
Interest cost	28	30	43	21	20	21	4	4	5
Expected return on plan assets	(41)	(45)	(54)	(26)	(23)	(22)	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	(5)	(5)	(6)
Recognized actuarial losses	11	14	14	4	5	2	3	2	3
Curtailment loss recognized	—	—	—	—	1	—	—	—	—
Settlement loss recognized (b)	21	32	—	—	—	—	—	—	—
Net periodic benefit cost	$19	$31	$4	$1	$6	$4	$2	$1	$3

(a)         The net periodic benefit cost for the years ended December 31, 2013 and 2012 include pension expense related to the earnings (loss) from discontinued operations of $1 million and $2 million, respectively.

(b)         The settlement loss recognized in 2014 of $21 million relates to the lump sum payout made to certain participants in our U.S. qualified pension plan (included in SG&A). The settlement loss recognized in 2013 includes a loss of $40 million related to the divestiture of our Antioxidants business in April 2013 (included in loss on sale of discontinued operations), partly offset by a $2 million gain related to the divestiture of our Consumer Products business (included in loss on sale of discontinued operations) and a $6 million gain related to an adjustment for a legacy pension plan ($2 million included in SG&A and $4 million in loss from discontinued operations).

Weighted-average assumptions used to determine net cost:

	Defined Benefit Pension Plans
	Qualified Domestic Plans			International and Non-Qualified Plans			Post-Retirement Health Care Plans
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.60%	3.80%	4.60%	4.20%	3.89%	4.64%	4.45%	3.71%	4.15%
Expected return on plan assets	7.50%	7.50%	7.50%	6.68%	6.53%	6.71%
Rate of compensation increase	3.00%	3.00%	4.00%	2.85%	2.77%	3.22%

The expected return on pension plan assets is based on our investment strategy, historical experience, and our expectations for long term rates of return.  We determine the long-term rate of return assumptions for the domestic and international pension plans based on its investment allocation between various asset classes.  The expected rate of return on plan assets is derived by applying the expected returns on various asset classes to our target asset allocation.  The expected returns are based on the expected performance of the various asset classes and are further supported by historical investment returns.  We utilized a weighted average expected long-term rate of 7.50% on all domestic assets and a weighted average rate of 6.68% for the international plan assets for the year ended December 31, 2014.

Assumed health care cost trend rates have a significant effect on the service and interest cost components reported for the health care plans.  A one percentage point increase or decrease in assumed health care cost trend rates increases or decreases the service and interest cost components of net periodic post-retirement health care benefit cost by less than $1 million for 2014.

Our cost of the defined contribution plans was $11 million for 2014, 2013 and 2012.

We participate in a multi-employer pension plan that provides defined benefits to certain employees covered under a collective bargaining agreement.  The risks of participating in a multi-employer plan differ from those of a single employer plan.  The net pension cost of a multi-employer plan is equal to the annual contribution determined in accordance with the provisions of the collective bargaining agreement.  Contributions that we make to the plan are not segregated and may be used to fund benefits to employees of other participating employers.  The future cost of the plan is dependent on a number of factors, including the funded status of the plan and the ability of other participating companies to meet ongoing funding obligations.  If one employer stops contributing to the plan the unfunded obligation of the plan may have to be assumed by the remaining participating employers.

Our contributions to the plan for 2014 and prior years have been insignificant.  However, due to the pending withdrawal of certain employers from the plan, there is uncertainty regarding the impact on our future contributions.

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

Level 1 fair value measurements in 2014 and 2013 included securities purchased in connection with the deferral of compensation, our match and investment earnings related to the supplemental savings plan.  These securities are considered our general assets until distributed to the participant and are included in other assets in our Consolidated Balance Sheets.  A corresponding liability is included in other liabilities at December 31, 2014 and 2013 in our Consolidated Balance Sheets.  Quoted market prices were used to determine fair values of these Level 1 investments which are held in a trust with a third-party brokerage firm.  The fair value of the asset and corresponding liability was $3 million at December 31, 2014 and 2013.

For the year ended December 31, 2014, there were no transfers into or out of Level 1 and Level 2.

Level 3 fair value measurements are utilized in our impairment reviews of Goodwill (see Note 6 — Goodwill and Intangible Assets).

During the second quarter of 2013, we obtained an investment in non-public preferred equity securities with a face value of $9 million.  We have estimated the fair value to be $4 million, utilizing Level 3 measurements, where the fair value estimate is determined internally based on business and market sector fundamentals.  We have reported the fair value of this investment in Other Non-Current Assets and reported the difference between the face value and fair value at the date received in loss on sale of discontinued operations in 2013.

In connection with the sale of our Chemtura AgroSolutions business we obtained 2 million shares of Platform common stock which carried a restriction period of six months from the date of sale.  The stock is traded publicly on the New York Stock Exchange (“NYSE”).  As of December 31, 2014, we have valued the stock based upon the Platform closing price on December 31, 2014 adjusted for the value of the restriction.  The valuation of these securities is based upon Level 2 valuation techniques which utilized historical volatility of the Platform stock.  These marketable securities are deemed available-for-sale and as such changes in the valuation between periods is included in AOCL (see Note 2 — Divestitures and Acquisitions).

Level 1, 2 and 3 fair value measurements are utilized for defined benefit plan assets, depending on their nature, in determining the funded status of our pension and post-retirement benefit plan liabilities on an annual basis at December 31 (see Note 13 — Pension and Other Post-Retirement Plans).

15)  LEGAL PROCEEDINGS AND CONTINGENCIES

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

Litigation and Claims

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

Each quarter, we evaluate and review estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and reasonably estimable, we determine the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by us and the anticipated time frame over which payments toward the remediation plan will occur.  At sites where we expect to incur ongoing operation and maintenance expenditures, we accrue on an undiscounted basis for a period of generally 10 years those costs which we believe are probable and estimable.

The total amount accrued for environmental liabilities as of December 31, 2014 and December 31, 2013, was $76 million and $93 million, respectively.  At December 31, 2014 and December 31, 2013, $17 million and $18 million, respectively, of these environmental liabilities were reflected as accrued expenses and $59 million and $75 million, respectively, were reflected as other liabilities in our Consolidated Balance Sheets.  We estimate that ongoing environmental liabilities could range up to $87 million at December 31, 2014.  Our accruals for environmental liabilities include estimates for determinable clean-up costs.  We recorded a pre-tax charge of $6 million in 2014, $29 million in 2013, and $7 million in 2012, to increase our environmental liabilities and made payments of $18 million in 2014, $15 million in 2013 and $12 million in 2012.  At certain sites, we have contractual agreements with certain other parties to share remediation costs.  As of December 31, 2014, no receivables are outstanding related to these agreements.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.  We intend to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  However, the final cost of clean-up at these sites could exceed our present estimates, and could have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations or cash flows.  Our estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites.

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

Guarantees

In addition to the letters of credit of $15 million and $14 million outstanding at December 31, 2014 and 2013, we have guarantees that have been provided to various financial institutions.  At December 31, 2014 and 2013, we had $10 million and $12 million in guarantees.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking and credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

We have applied the disclosure provisions of ASC Topic 460, Guarantees (“ASC 460”), to our agreements that contain guarantee or indemnification clauses.  We are a party to an agreement pursuant to which we may be obligated to indemnify a third party with respect to certain loan obligations of a joint venture company in which we had an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and/or provide project capital.  Such obligations mature through May 2016.  In the event that any of the joint venture companies were to default on these loan obligations, we would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At December 31, 2014, the maximum potential future principal and interest payments due under these guarantees were $1 million.  At December 31, 2013, the maximum potential future principal and interest payments due under these guarantees were $2 million.  In accordance with ASC 460, we have accrued less than $1 million in reserves, which represents the fair value of these guarantees at December 31, 2014 and 2013.  The reserve has been included in long-term liabilities on our Consolidated Balance Sheet at December 31, 2014 and 2013 with an offset to other assets.

In addition, we have financing agreements with banks in Brazil for certain customers under which we receive funds from the banks at invoice date, and in turn, the customer agrees to pay the banks on the due date.  These customers are primarily related to the Chemtura AgroSolutions business.  In anticipation of the sale of the Chemtura AgroSolutions business, the utilization of these facilities was reduced, and one of the financing agreements was terminated, with a resultant increase in accounts receivable balances in Brazil.  We provide a full recourse guarantee to the banks in the event of customer non-payment.

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

16)  BUSINESS SEGMENTS

We evaluate a segment’s performance based on several factors, of which the primary factor is operating income (loss).  In computing operating income (loss) by segment, the following items have not been deducted: (1) general corporate expense; (2)

amortization; (3) facility closures, severance and related costs; and (4) gain (loss) on sale of business.  Pursuant to ASC Topic 280, Segment Reporting (“ASC 280”), these items have been excluded from our presentation of segment operating income (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

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

Agrochemical Manufacturing (formerly Chemtura AgroSolutions)

In November 2014, we completed the sale of the Chemtura AgroSolutions business to Platform.  Under the terms of the SAPA, we will retain most of the property, plant and equipment used to manufacture products of the Chemtura AgroSolutions business and will continue to manufacture products for Platform under several supply agreements with minimum terms of between two and four years.  In alignment with the change in the nature of operations we changed the name of this segment to Agrochemical Manufacturing.

The supply agreements with Platform are designed to recover the cash costs incurred to manufacture the products under the agreement.  Because of this, the supply agreements are considered below-market contracts for their full term and we have recorded an obligation, on a discounted basis, which represents the loss of profit on these products over the terms of the supply agreements, including contractual obligations to continue to supply for a period of up to 2 years after the termination of the contracts.  The recognition of this obligation, along with the accretion of the obligation to its undiscounted value, will be recorded as net sales on a straight-line basis over the term of each supply agreement based on our estimate of the timing of shipments.  Although the recognition of this obligation will be recorded as net sales to the Agrochemical Manufacturing Segment over this period, this recognition will not generate cash flows during the term of the supply agreements.

Prior to the sale, Chemtura AgroSolutions developed, supplied and registered and sold agricultural chemicals formulated for specific crops in various geographic regions for the purpose of enhancing quality and improving yields. The business was focused on specific target markets in six major product lines: seed treatments, fungicides, miticides, insecticides, growth regulators and herbicides, which were mainly sold to distributors and retailers in the agricultural sector.

Corporate and Other Charges

Corporate includes costs and expenses that are of a general corporate nature or managed on a corporate basis.  These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization.  Functional costs are allocated between the business segments and general corporate expense.  Certain functional and other expenses that are managed company-wide that were allocated to the Antioxidant and Consumer Products businesses do not transfer directly under the sale agreements.  As such, in historic periods these costs are shown as part of continuing operations in the corporate segment and not included under earnings (loss) from discontinued operations, net of tax.  These costs approximate $20 million and $26 million for 2013 and 2012, respectively.  Additionally, our Corporate segment excludes $8 million and $14 million for 2013 and 2012, respectively, of amortization expense related directly to our Antioxidant and Consumer Product business which has been included in earnings (loss) from discontinued operations, net of tax in our Consolidated Statement of Operations.  Facility closures, severance and related costs are primarily for severance costs related to our cost savings initiatives.  The gain on sale of business relates to the sale of our Chemtura AgroSolutions business in 2014.

Corporate assets are principally cash and cash equivalents, intangible assets (including goodwill) and other assets (including deferred tax assets) maintained for general corporate purposes.

Discontinued Operations

Consumer Products

In December 2013, we completed the sale of our investment in legal entities dedicated to the Consumer Products business.  As a result, earnings and direct costs associated with Consumer Products business prior to the date of sale have been presented as earnings (loss) from discontinued operations, net of tax in our Consolidated Statements of Operations.

Antioxidant Business

In April 2013, we completed the sale of our Antioxidant business.  As a result earnings and direct costs associated with the Antioxidant business prior to the date of sale have been presented as earnings (loss) from discontinued operations, net of tax. The Antioxidant business was formerly included in the Industrial Performance Product segment.

A summary of business data for our reportable segments for the years 2014, 2013 and 2012 is as follows:

Information by Business Segment

(In millions)

	2014	2013	2012
Net Sales
Petroleum additives	$687	$689	$600
Urethanes	300	290	291
Industrial Performance Products	987	979	891
Bromine based & related products	641	639	730
Organometallics	159	164	166
Industrial Engineered Products	800	803	896
Agrochemical Manufacturing	403	449	409
Net Sales	$2,190	$2,231	$2,196

	2014	2013	2012
Operating Income
Industrial Performance Products	$106	$109	$102
Industrial Engineered Products	16	55	140
Agrochemical Manufacturing	86	88	65
Segment Operating Income	208	252	307
General corporate expense	(80)	(97)	(101)
Amortization	(13)	(15)	(16)
Facility closures, severance and related costs	(25)	(42)	(11)
Gain on sale of business	529	—	—
Total Operating Income	$619	$98	$179

	2014	2013	2012
Depreciation and Amortization
Industrial Performance Products	$34	$28	$25
Industrial Engineered Products	44	43	43
Agrochemical Manufacturing	8	12	13
	86	83	81
Corporate	16	18	19
Total continuing operations	102	101	100
Discontinued operations	—	22	39
	$102	$123	$139

	2014	2013	2012
Segment Assets
Industrial Performance Products	$642	$591	$514
Industrial Engineered Products	696	743	693
Agrochemical Manufacturing	87	285	319
	1,425	1,619	1,526
Discontinued operations	—	—	654
Corporate	1,242	1,085	850
	$2,667	$2,704	$3,030

	2014	2013	2012
Capital Expenditures
Industrial Performance Products	$54	$73	$52
Industrial Engineered Products	51	73	69
Agrochemical Manufacturing	6	7	5
	111	153	126
Corporate	2	6	10
Total continuing operations	113	159	136
Discontinued operations	—	11	13
	$113	$170	$149

Information by Geographic Area

(In millions)

	2014	2013	2012
Net sales (based on location of customer)
United States	$888	$944	$878
Canada	48	42	39
Latin America	174	194	159
Europe/Africa	639	624	676
Asia/Pacific	441	427	444
	$2,190	$2,231	$2,196

	2014	2013	2012
Property, Plant and Equipment
United States	$338	$336	$341
Canada	54	61	69
Latin America	10	13	13
Europe/Africa	181	216	187
Asia/Pacific	121	91	35
	$704	$717	$645

17)  GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

Our obligations under the 2021 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each current and future domestic restricted subsidiary, other than excluded subsidiaries that guarantee any indebtedness of Chemtura or our restricted subsidiaries.  Our subsidiaries that do not guarantee the 2021 Senior Notes are referred to as the “Non-Guarantor Subsidiaries.”  The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, statements of comprehensive income, balance sheets and statements of cash flow data for: (i) Chemtura Corporation (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Chemtura historical reported financial information); (ii) the Parent Company, alone (accounting for our Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) the Guarantor Subsidiaries alone; and (iv) the Non-Guarantor Subsidiaries alone.

 Condensed Consolidating Statement of Operations

Year ended December 31, 2014

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$2,190	$(1,878)	$1,346	$437	$2,285
Cost of goods sold	1,682	(1,878)	1,112	370	2,078
Selling, general and administrative	255	—	150	16	89
Depreciation and amortization	102	—	25	32	45
Research and development	36	—	14	6	16
Facility closures, severance and related costs	25	—	3	2	20
Gain on sale of business	(529)	—	(399)	—	(130)
Operating income	619	—	441	11	167
Interest expense	(45)	—	(50)	—	5
Loss on early extinguishment of debt	(7)	—	(7)	—	—
Other income (expense), net	12	—	(11)	2	21
Equity in net earnings of subsidiaries	—	(145)	145	—	—
Earnings from continuing operations before income taxes	579	(145)	518	13	193
Income tax benefit (expense)	192	—	244	(4)	(48)
Earnings from continuing operations	771	(145)	762	9	145
Earnings from discontinued operations, net of tax	1	—	1	—	—
Loss on sale of discontinued operations, net of tax	(9)	—	—	(8)	(1)
Net earnings attributable to Chemtura	$763	$(145)	$763	$1	$144

Condensed Consolidating Statement of Comprehensive Income (Loss)

As of December 31, 2014

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$763	$(145)	$763	$1	$144
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(73)	—	45	—	(118)
Unrecognized pension and other post-retirement benefit costs	(39)	—	(32)	—	(7)
Unrealized loss on available for sale securities	(5)	—	(5)	—	—
Comprehensive income (loss)	$646	$(145)	$771	$1	$19

Condensed Consolidating Balance Sheet

As of December 31, 2014

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$1,216	$—	$539	$113	$564
Intercompany receivables	—	(6,937)	3,094	2,752	1,091
Investment in subsidiaries	—	(4,923)	822	1,134	2,967
Property, plant and equipment	704	—	116	222	366
Goodwill	172	—	93	3	76
Other assets	575	—	448	36	91
Total assets	$2,667	$(11,860)	$5,112	$4,260	$5,155
LIABILITIES AND EQUITY
Current liabilities	$405	$—	$155	$44	$206
Intercompany payables	—	(6,937)	2,971	3,031	935
Long-term debt	556	—	541	—	15
Other long-term liabilities	652	—	391	83	178
Total liabilities	1,613	(6,937)	4,058	3,158	1,334
Total equity	1,054	(4,923)	1,054	1,102	3,821
Total liabilities and equity	$2,667	$(11,860)	$5,112	$4,260	$5,155

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2014

(In millions)

Increase (decrease) to cash	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$763	$(145)	$763	$1	$144
Adjustments to reconcile net earnings to net cash (used in) provided by operations:
Loss on sale of discontinued operations	9	—	—	8	1
Gain on sale of business	(529)	—	(399)	—	(130)
Agrochemical Manufacturing supply agreements	(6)	—	(5)	—	(1)
Loss on early extinguishment of debt	7	—	7	—	—
Depreciation and amortization	102	—	25	32	45
Stock-based compensation expense	14	—	14	—	—
Deferred tax (benefit) expense	(274)	—	(278)	4	—
Excess tax benefit from share-based payment arrangements	(5)	—	(5)	—	—
Changes in assets and liabilities, net	(159)	145	(213)	(27)	(64)
Net cash (used in) provided by operations	(78)	—	(91)	18	(5)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from divestments, net	984	—	964	15	5
Payments for acquisitions, net of cash acquired	—	—	—	—	—
Capital expenditures	(113)	—	(18)	(33)	(62)
Net cash provided by (used in) investing activities	871	—	946	(18)	(57)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long term debt	19	—	—	—	19
Payments on long term debt, includes premium on tendering of notes	(350)	—	(342)	—	(8)
Payments on short term borrowings, net	(1)	—	—	—	(1)
Common shares acquired	(618)	—	(618)	—	—
Proceeds from the exercise of stock options	10	—	10	—	—
Excess tax benefit from share-based payment arrangements	5	—	5	—	—
Net cash (used in) provided by financing activities	(935)	—	(945)	—	10
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(15)	—	—	—	(15)
Change in cash and cash equivalents	(157)	—	(90)	—	(67)
Cash and cash equivalents at beginning of year	549	—	$317	$—	$232
Cash and cash equivalents at end of year	$392	$—	$227	$—	$165

Condensed Consolidating Statement of Operations

Year ended December 31, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$2,231	$(1,813)	$1,443	$449	$2,152
Cost of goods sold	1,721	(1,813)	1,235	389	1,910
Selling, general and administrative	229	—	109	15	105
Depreciation and amortization	101	—	29	35	37
Research and development	40	—	15	8	17
Facility closures, severance and related costs	42	—	21	1	20
Operating income	98	—	34	1	63
Interest expense	(60)	—	(69)	—	9
Loss on early extinguishment of debt	(50)	—	(50)	—	—
Other income (expense), net	8	—	(21)	—	29
Equity in net earnings of subsidiaries	—	(85)	85	—	—
(Loss) earnings from continuing operations before income taxes	(4)	(85)	(21)	1	101
Income tax expense	(18)	—	—	—	(18)
(Loss) earnings from continuing operations	(22)	(85)	(21)	1	83
Earnings (loss) from discontinued operations, net of tax	25	—	(3)	23	5
(Loss) gain on sale of discontinued operations, net of tax	(180)	—	(153)	14	(41)
Net earnings (loss)	$(177)	$(85)	$(177)	$38	$47

Condensed Consolidating Statement of Comprehensive (Loss) Income

As of December 31, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net (loss) earnings	$(177)	$(85)	$(177)	$38	$47
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(60)	—	(18)	2	(44)
Unrecognized pension and other post-retirement benefit costs	208	—	202	—	6
Comprehensive (loss) income	$(29)	$(85)	$7	$40	$9

Condensed Consolidating Balance Sheet

As of December 31, 2013

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$1,525	$—	$571	$121	$833
Intercompany receivables	—	(7,671)	2,681	2,349	2,641
Investment in subsidiaries	—	(7,277)	1,530	1,135	4,612
Property, plant and equipment	717	—	121	215	381
Goodwill	179	—	93	3	83
Other assets	283	—	137	44	102
Total assets	$2,704	$(14,948)	$5,133	$3,867	$8,652
LIABILITIES AND EQUITY
Current liabilities	$484	$—	$244	$39	$201
Intercompany payables	—	(7,671)	2,944	2,583	2,144
Long-term debt	781	—	764	—	17
Other long-term liabilities	440	—	182	54	204
Total liabilities	1,705	(7,671)	4,134	2,676	2,566
Total equity	999	(7,277)	999	1,191	6,086
Total liabilities and equity	$2,704	$(14,948)	$5,133	$3,867	$8,652

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2013

(In millions)

Increase (decrease) to cash	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(177)	$(85)	$(177)	$38	$47
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operations:
Loss (gain) on sale of discontinued operations	180	—	153	(14)	41
Impairment charges	7	—	—	7	—
Reclass of translation adjustment from liquidated entities	(13)	—	—	—	(13)
Loss on early extinguishment of debt	50	—	50	—	—
Depreciation and amortization	123	—	33	45	45
Stock-based compensation expense	14	—	14	—	—
Changes in assets and liabilities, net	(105)	85	(84)	(27)	(79)
Net cash provided by (used in) operations	79	—	(11)	49	41
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments, net	357	—	255	(2)	104
Payments for acquisitions, net of cash acquired	(3)	—	—	—	(3)
Capital expenditures	(170)	—	(20)	(47)	(103)
Net cash provided by (used in) investing activities	184	—	235	(49)	(2)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long term debt	481	—	457	—	24
Payments on long term debt, includes premium on tendering of notes	(502)	—	(499)	—	(3)
Payments on short term borrowings, net	(1)	—	—	—	(1)
Payments for debt issuance costs	(12)	—	(12)	—	—
Common shares acquired	(54)	—	(54)	—	—
Proceeds from exercise of stock options	8	—	8	—	—
Net cash (used in) provided by financing activities	(80)	—	(100)	—	20
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	1	—	—	—	1
Change in cash and cash equivalents	184	—	124	—	60
Cash and cash equivalents at beginning of year	365	—	193	—	172
Cash and cash equivalents at end of year	$549	$—	$317	$—	$232

Condensed Consolidating Statement of Operations

Year ended December 31, 2012

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$2,196	$(1,623)	$1,477	$454	$1,888
Cost of goods sold	1,615	(1,623)	1,192	383	1,663
Selling, general and administrative	246	—	121	17	108
Depreciation and amortization	100	—	27	44	29
Research and development	41	—	16	7	18
Facility closures, severance and related costs	11	—	8	—	3
Equity loss	4	—	—	—	4
Operating income	179	—	113	3	63
Interest expense	(64)	—	(69)	2	3
Loss on early extinguishment of debt	(1)	—	(1)	—	—
Other income (expense), net	15	—	(22)	—	37
Equity in net earnings of subsidiaries	—	(81)	81	—	—
Earnings from continuing operations before income taxes	129	(81)	102	5	103
Income tax expense	(26)	—	—	—	(26)
Earnings from continuing operations	103	(81)	102	5	77
(Loss) earnings from discontinued operations, net of tax	(3)	—	(1)	28	(30)
Net earnings	100	(81)	101	33	47
Less: net loss attributable to non-controlling interests	1	—	—	—	1
Net earnings attributable to Chemtura	$101	$(81)	$101	$33	$48

Condensed Consolidating Statement of Comprehensive Income

As of December 31, 2012

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$100	$(81)	$101	$33	$47
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6)	—	(11)	1	4
Unrecognized pension and other post-retirement benefit costs	(76)	—	(44)	—	(32)
Comprehensive income	18	(81)	46	34	19
Comprehensive loss attributable to non-controlling interests	1	—	—	—	1
Comprehensive income attributable to Chemtura	$19	$(81)	$46	$34	$20

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2012

(In millions)

Increase (decrease) to cash	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$100	$(81)	$101	$33	$47
Adjustments to reconcile net earnings to net cash provided by operations:
Impairment charges	47	—	12	—	35
Reclass of translation adjustment from liquidation of entities	(21)	—	—	—	(21)
Loss on early extinguishment of debt	1	—	1	—	—
Depreciation and amortization	139	—	36	51	52
Stock-based compensation expense	24	—	24	—	—
Other non-cash transactions	3	—	2	—	1
Changes in assets and liabilities, net	(75)	81	(106)	(37)	(13)
Net cash provided by operations	218	—	70	47	101
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from divestments, net	9	—	—	—	9
Capital expenditures	(149)	—	(21)	(47)	(81)
Net cash used in investing activities	(140)	—	(21)	(47)	(72)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long term debt	125	—	125	—	—
Payments on other short term borrowings, net	(3)	—	—	—	(3)
Payments for debt issuance and refinancing costs	(2)	—	(1)	—	(1)
Common shares acquired	(20)	—	(20)	—	—
Proceeds from exercise of stock options	5	—	5	—	—
Net cash provided by (used in) financing activities	105	—	109	—	(4)
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	2	—	—	—	2
Change in cash and cash equivalents	185	—	158	—	27
Cash and cash equivalents at beginning of year	180	—	35	—	145
Cash and cash equivalents at end of year	$365	$—	$193	$—	$172

18)  SUMMARIZED UNAUDITED QUARTERLY FINANCIAL DATA

(In millions, except per share data)	2014
	First	Second	Third		Fourth
Net sales	$556	$609	$558		$467
Gross profit	$120	$158	$134		$96
Earnings from continuing operations, net of tax	$10 (a)	$43 (b)	$15	(c)	$703	(d)
Earnings from discontinued operations, net of tax	1	—	—		—
Loss on sale of discontinued operations, net of tax	(5)	(4)	—		—
Net earnings	$6	$39	$15		$703
BASIC PER SHARE (i):
Earnings from continuing operations, net of tax	$0.10	$0.46	$0.17		$8.57
Earnings from discontinued operations, net of tax	0.01	—	—		—
Loss on sale of discontinued operations, net of tax	(0.05)	(0.04)	—		—
Net earnings	$0.06	$0.42	$0.17		$8.57
DILUTED PER SHARE (i):
Earnings from continuing operations, net of tax	$0.10	$0.46	$0.17		$8.44
Earnings from discontinued operations, net of tax	0.01	—	—		—
Loss on sale of discontinued operations, net of tax	(0.05)	(0.04)	—		—
Net earnings	$0.06	$0.42	$0.17		$8.44
Basic weighted-average shares outstanding	96.3	93.2	89.4		82.0
Diluted weighted-average shares outstanding	97.8	94.4	90.7		83.3

	2013
	First		Second	Third		Fourth
Net sales	$528		$590	$569		$544
Gross profit	$110		$146	$121		$133
(Loss) earnings from continuing operations, net of tax	$(18	)(e)	$27 (f)	$(44	)(g)	$13 (h)
(Loss) earnings from discontinued operations, net of tax	(5)		26	7		(3)
Loss on sale of discontinued operations, net of tax	—		(146)	(3)		(31)
Net loss	$(23)		$(93)	$(40)		$(21)
BASIC PER SHARE (i):
(Loss) earnings from continuing operations, net of tax	$(0.18)		$0.27	$(0.45)		$0.13
(Loss) earnings from discontinued operations, net of tax	(0.05)		0.26	0.07		(0.03)
Loss on sale of discontinued operations, net of tax	—		(1.48)	(0.03)		(0.32)
Net loss	$(0.23)		$(0.95)	$(0.41)		$(0.22)
DILUTED PER SHARE (i):
(Loss) earnings from continuing operations, net of tax	$(0.18)		$0.27	$(0.45)		$0.13
(Loss) earnings from discontinued operations, net of tax	(0.05)		0.26	0.07		(0.03)
Loss on sale of discontinued operations, net of tax	—		(1.46)	(0.03)		(0.32)
Net loss	$(0.23)		$(0.93)	$(0.41)		$(0.22)
Basic weighted-average shares outstanding	98.2		98.6	97.5		96.6
Diluted weighted-average shares outstanding	98.2		99.7	97.5		98.1

(a)         The earnings from continuing operations for the first quarter of 2014 included pre-tax charges for facility closures, severance and related costs of $2 million.

(b)         The earnings from continuing operations for the second quarter of 2014 included pre-tax charges for facility closures, severance and related costs of $4 million.

(c)          The earnings from continuing operations for the third quarter of 2014 included pre-tax charges for accelerated depreciation of property, plant and equipment of $4 million.

(d)         The earnings from continuing operations for the fourth quarter of 2014 included the pre-tax gain on sale of the Agrochemical Manufacturing business of $529 million and pre-tax charges for facility closures, severance and related costs of $19 million and loss on early extinguishment of debt of $7 million.

(e)          The loss from continuing operations for the first quarter of 2013 included pre-tax charges for facility closures, severance and related costs of $14 million.

(f)           The earnings from continuing operations for the second quarter of 2013 included pre-tax charges for facility closures, severance and related costs of $11 million.

(g)          The loss from continuing operations for the third quarter of 2013 included pre-tax charges for loss on early extinguishment of debt of $50 million and facility closures, severance and related costs of $3 million.

(h)         The earnings from continuing operations for the fourth quarter of 2013 included a pre-tax charges for facility closures, severance and related costs of $14 million.

(i)             The sum of the earnings (loss) per common share for the four quarters may not equal the total earnings (loss) per common share for the full year due to quarterly changes in the average number of shares outstanding.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Chemtura Corporation:

We have audited the accompanying consolidated balance sheets of Chemtura Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemtura Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Chemtura Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Stamford, Connecticut
February 25, 2015

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

(a) Disclosure Controls and Procedures

As of December 31, 2014, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2014 were effective.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2014.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report, which is included elsewhere within this Form 10-K, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

Not Applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Chemtura are as follows:

Craig A. Rogerson, 58, has served as Chairman, President and Chief Executive Officer of Chemtura since December 2008.  Previously, Mr. Rogerson served as President, Chief Executive Officer and director of Hercules Incorporated from December 2003 until its acquisition by Ashland, Incorporated on November 13, 2008.

Chet H. Cross, 56, has served as Executive Vice President, Supply Chain and Operations since November 2013 and as Executive Vice President and Group President Industrial Engineered and Performance Products since September 2010.  From January 2010 to September 2010, Mr. Cross served as Group President Engineered Products.  From December 2008 to January 2010, Mr. Cross was Vice President of Operations of Ashland Inc’s Ashland Hercules Water Technologies division.  Previously, Mr. Cross served for over 20 years with Hercules Incorporated in a variety of positions of increasing responsibility, most recently as General Manager of Hercules’ Americas pulp and paper business and President of Hercules Canada.

Billie S. Flaherty, 57, has served as Executive Vice President, General Counsel and Secretary since November 2013 and as Senior Vice President, General Counsel and Secretary since January 2009.  Previously, Ms. Flaherty served as Associate General Counsel for Chemtura, having joined Chemtura in October 2005.

Stephen C. Forsyth, 59, has served as Executive Vice President and Chief Financial Officer since April 2007.  Previously, Mr. Forsyth served for 26 years with Hexcel Corporation in a variety of executive capacities, the last 11 years as Executive Vice President and Chief Financial Officer.

Simon Medley, 48, has served as Executive Vice President, Industrial Performance Products and Great Lakes Solutions since October 2014 and as Senior Vice President, Industrial Performance Products since October 2013.  From October 2012 through September 2013, Mr. Medley was President of Petroleum Additives.  Previously, Mr. Medley served in various senior leadership positions at BASF most recently as Senior Vice President and managing Director, BASF Personal care and Nutrition GmbH and Senior Vice President, care Chemicals North America, BASF Corporation.

Alan M. Swiech, 56, has served as Executive Vice President, Organometallics Specialties and Support Services since February 2015 and as Executive Vice President, Human Resources and Support Services since November 2013.  From January 2009 to November 2013, Mr. Swiech served as Senior Vice President, Human Resources and Support Services.

Laurence M. Orton, 42, has served as Vice President and Corporate Controller since November 2012.  Mr. Orton was also Vice President, Finance & Investor Relations from 2010 to November 2012, Vice President, Financial Planning and Analysis from 2008 to 2010 and Business Chief Financial Officer of the Performance Specialties Segment from 2006 to 2008.  Previously, Mr. Orton served for 7 years with Avecia Group Plc and predecessor company Astra Zeneca.

Dalip Puri, 42, has served as Vice President and Treasurer since November 2010.  Mr. Puri was also Vice President, Investor Relations and Treasurer from November 2012 to December 2014.  Prior to joining Chemtura, Mr. Puri served as Corporate Treasurer of Hewitt Associates.  Before that he served for 7 years with Delphi Corporation in various positions of increasing responsibility, most recently as Global Treasury Director.

There is no family relationship between any of such officers, and there is no arrangement or understanding between any of them and any other person pursuant to which any such officer was selected as an officer.

Information relating to our directors and nominees will be included under the caption “Election of Directors” in the 2014 Proxy Statement for our Annual Shareholders Meeting to be held on May 7, 2015 and is incorporated by reference herein.  The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee” in the 2014 Proxy Statement, and is incorporated by reference herein.

Item 11: Executive Compensation

The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation” and “Director Compensation” in the 2014 Proxy Statement, and is incorporated by reference herein.  The information required by Item 407(e)(4) and 407(e)(5) of Regulation S-K will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation and Governance Committee Report” in the 2014 Proxy Statement, and that information is incorporated by reference herein.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K will be included under the caption “Equity Compensation Plan Information” in the 2014 Proxy Statement, and is incorporated by reference herein.

The information required by Item 403 of Regulation S-K will be included under the caption “Stock Ownership Information” in the 2014 Proxy Statement, and is incorporated by reference herein.

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K will be included under the caption “Related Person Transactions” in the 2014 Proxy Statement, and is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Director Independence” in the 2014 Proxy Statement, and is incorporated by reference herein.

Item 14: Principal Accountant Fees and Services

The information required by this Item will be included under the caption “Independent Audit Fees for 2014” in the 2014 Proxy Statement, and is incorporated by reference herein.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

1.              Financial statements and Report of Independent Registered Public Accounting Firm, as required by Item 8 of this form.

(i)             Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012;

(ii)          Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012;

(iii)       Consolidated Balance Sheets as of December 31, 2014 and 2013;

(iv)      Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012;

(v)         Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013, and 2012;

(vi)      Notes to Consolidated Financial Statements; and

(vii)   Report of Independent Registered Public Accounting Firm.

2.              The following exhibits are either filed herewith or incorporated herein by reference to the respective reports and registration statements identified in the parenthetical clause following the description of the exhibit:

Exhibit No.
2.1	Joint Chapter 11 Plan of Chemtura Corporation, et al., dated August 4, 2010, as amended (incorporated by reference to Exhibit 2.1 to the Registrant’s November 4, 2010 Form 8-K).

2.2	Amended and Restated Asset Purchase and Contribution Agreement, dated as of January 25, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s January 28, 2013 Form 8-K).**

2.3

Stock Purchase Agreement, dated as of October 9, 2013, among KIK Custom Products Inc., KCP Corporate Holdings Inc., Chemtura Corporation, Chemtura Holdings GmbH, Great Lakes Chemical Corporation and Great Lakes Chemical (Netherlands) B.V. (incorporated by reference to Exhibit 2.1 to the Registrant’s October 10, 2013 Form 8-K).**

2.4

Stock and Asset Purchase Agreement, dated as of April 16, 2014, between Chemtura Corporation and Platform Specialty Products Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s April 17, 2014 Form 8-K).**

3.1(a)

Amended and Restated Certificate of Incorporation of Chemtura Corporation (incorporated by reference to Exhibit 3.1 to Chemtura’s Registration Statement on Form 8-A filed with the SEC on November 9, 2010).

3.1(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chemtura Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s May 13, 2013 Form 8-K).

3.2	Amended and Restated Bylaws of Chemtura Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s May 13, 2013 Form 8-K).

4.1

Indenture, dated June 10, 2013, among Chemtura Corporation, the subsidiary guarantors and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s June 10, 2013 Registration Statement on Form S-3).

4.2

First Supplemental Indenture, dated July 23, 2013, among Chemtura Corporation, the subsidiary guarantors and Wells Fargo Bank, National Association, related to the Indenture, dated June 10, 2013, among Chemtura Corporation, the subsidiary guarantors and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s July 23, 2013 Form 8-K).

Exhibit No.	Description
10.1(a)

Senior Secured Term Facility Credit Agreement, dated as of August 27, 2010, among Chemtura Corporation, Bank of America, N.A., as Administrative Agent, the other agents party thereto and the Lenders party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s May 16, 2011 Form 8-K/A).

10.1(b)

Amendment No. 1 to the Senior Secured Term Facility Credit Agreement, dated as of September 27, 2010, among Chemtura Corporation, Bank of America, N.A., as Administrative Agent, the other agents party thereto and the Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s September 30, 2010 Form 8-K).

10.1(c)	Guaranty, dated as of November 9, 2010, pursuant to the Senior Secured Term Facility Credit Agreement (incorporated by reference to Exhibit 4.5 to the Registrant’s November 12, 2010 8-K).

10.1(d)	Security Agreement, dated as of November 9, 2010, pursuant to the Senior Secured Term Facility Credit Agreement (incorporated by reference to Exhibit 4.6 to the Registrant’s November 12, 2010 8-K).

10.2(a)

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

10.2(b)

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

10.2(c)

Amendment No. 2 to the Senior Secured Revolving Facility Credit Agreement, dated as of December 22, 2011, among Chemtura Corporation and certain of its subsidiaries named therein, as borrowers, Bank of America, N.A., as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s December 22, 2011 Form 8-K).

10.3(a)

Senior Secured Revolving Credit Facilities Agreement, dated as of November 10, 2010 and as amended and restated as of December 4, 2013, among Chemtura Corporation and certain of its subsidiaries named therein, as borrowers, Bank of America, N.A., as U.S. administrative agent and collateral agent and as foreign administrative agent, the other agents party thereto and the Initial Lenders and other Lenders party thereto (the “Amended and Restated Senior Secured Revolving Credit Facilities Agreement”) (incorporated by reference to Exhibit 4.1 to the Registrant’s December 6, 2013 Form 8-K).

10.3(b)

U.S. Guaranty, dated as of December 4, 2013, pursuant to the Amended and Restated Senior Secured Revolving Credit Facilities Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s December 6, 2013 Form 8-K).

10.3(c)

Foreign Guaranty, dated as of December 4, 2013, pursuant to the Amended and Restated Senior Secured Revolving Credit Facilities Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s December 6, 2013 Form 8-K).

10.3(d)

U.S. Security Agreement, dated as of December 4, 2013, pursuant to the Amended and Restated Senior Secured Revolving Credit Facilities Agreement(incorporated by reference to Exhibit 4.4 to the Registrant’s December 6, 2013 Form 8-K).

10.3(e)

Foreign Security Agreement, dated as of December 4, 2013, pursuant to the Amended and Restated Senior Secured Revolving Credit Facilities Agreement (incorporated by reference to Exhibit 4.5 to the Registrant’s December 6, 2013 Form 8-K).

10.4(a)	Employment Agreement, dated as of November 9, 2010, between Craig Rogerson and Chemtura Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s November 12, 2010 8-K).+

10.4(b)	Amendment No. 1 to Employment Agreement, dated as of March 9, 2011, between Craig Rogerson and Chemtura Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s March 3, 2011 8-K).+

10.5(a)	Employment Agreement, dated as of November 9, 2010, between Stephen Forsyth and Chemtura Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s November 12, 2010 8-K).+

10.5(b)	Amendment No. 1 to Employment Agreement, dated as of March 9, 2011, between Stephen Forsyth and Chemtura Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s March 3, 2011 8-K).+

Exhibit No.	Description
10.6(a)	Employment Agreement, dated as of November 9, 2010, between Billie Flaherty and Chemtura Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s November 12, 2010 8-K).+

10.6(b)	Amendment No. 1 to Employment Agreement, dated as of March 9, 2011, between Billie Flaherty and Chemtura Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s March 3, 2011 8-K).+

10.7(a)	Employment Agreement, dated as of November 9, 2010, between Chet Cross and Chemtura Corporation (incorporated by reference to Exhibit 10.17 to the Registrant’s 2010 Form 10-K).+

10.7(b)

Amendment No. 1 to Employment Agreement, dated as of March 9, 2011, between Chet Cross and Chemtura Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s October 29, 2014 Form 10-Q).+

10.8(a)	Employment Agreement, dated as of November 9, 2010, between Alan Swiech and Chemtura Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s 2010 Form 10-K).+

10.8(b)

Amendment No. 1 to Employment Agreement, dated as of March 9, 2011, between Alan Swiech and Chemtura Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s October 29, 2014 Form 10-Q).+

10.9

Chemtura Corporation EIP Settlement Plan (incorporated by reference to Exhibit 99.2 to Chemtura’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 9, 2010). +

10.10

Chemtura Corporation Emergence Award Plan (incorporated by reference to Exhibit 99.3 to Chemtura’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 9, 2010). +

10.11	Chemtura Corporation 2010 Short Term Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s 2010 Form 10-K).+

10.12	2012 Management Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s 2013 Form 10-K).+

10.13	2013 Management Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s 2013 Form 10-K).+

10.14

Chemtura Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Chemtura’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 9, 2010). +

10.15	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s November 12, 2010 8-K).+

10.16	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.2 to the Registrant’s November 12, 2010 8-K).+

10.17

Chemtura Corporation 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Chemtura’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 21, 2012). +

10.18	Chemtura Corporation Clawback Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s December 13, 2012 Form 8-K).+

10.19	Master Agreement, dated as of October 26, 2011, Relating to Multi-Country Receivables Purchase Facilities (incorporated by reference to Exhibit 10.1 to the Registrant’s October 27, 2011 Form 8-K).

Exhibit No.	Description
21	Subsidiaries of the Registrant *

23	Consent of Independent Registered Public Accounting Firm. *

24	Form of Power of Attorney from directors and executive officers of the Registrant authorizing signature of this report (Original on file at principal executive offices of Registrant). *

31.1	Certification of Periodic Financial Reports by the Registrant’s Chief Executive Officer (Section 302). *

31.2	Certification of Periodic Financial Reports by the Registrant’s Chief Financial Officer (Section 302).*

32.1	Certification of Periodic Financial Reports by the Registrant’s Chief Executive Officer (Section 906).*

32.2	Certification of Periodic Financial Reports by the Registrant’s Chief Financial Officer (Section 906).*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

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

CHEMTURA CORPORATION
(Registrant)

Date:	February 25, 2015	By:	/s/ Stephen C. Forsyth
Stephen C. Forsyth
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title
Craig A. Rogerson*	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Stephen C. Forsyth	By:	/s/ Stephen C. Forsyth
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Laurence M. Orton	By:	/s/ Laurence M. Orton
Vice President and Corporate Controller (Principal
Accounting Officer)

Jeffrey D. Benjamin*	Director

Timothy J. Bernlohr*	Lead Director

Anna C. Catalano*	Director

James W. Crownover*	Director

Robert A. Dover*	Director

Jonathan F. Foster*	Director

John K. Wulff*	Director

Date: February 25, 2015	*By:	/s/ Stephen C. Forsyth
Stephen C. Forsyth
as attorney-in-fact