Form 10-Q
period 2015-03-31
Chemtura CORP
filed 2015-04-29
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

The number of shares of common stock outstanding as of the latest practicable date is as follows

Class	Number of shares outstanding at March 31, 2015
Common Stock - $.01 par value	67,175,569

CHEMTURA CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I.                                                  FINANCIAL INFORMATION

ITEM 1.                                                Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Quarters ended March 31, 2015 and 2014

(In millions, except per share data)

	Quarters ended March 31,
	2015	2014
Net sales	$438	$556

Cost of goods sold	340	436
Selling, general and administrative	36	60
Depreciation and amortization	24	28
Research and development	5	8
Facility closures, severance and related costs	1	2
Loss on sale of business	3	—
Operating income	29	22
Interest expense	(8)	(12)
Other income, net	11	3
Earnings from continuing operations before income taxes	32	13
Income tax expense	(11)	(3)
Earnings from continuing operations	21	10
Earnings from discontinued operations, net of tax	—	1
Loss on sale of discontinued operations, net of tax	(1)	(5)
Net earnings	$20	$6

Basic per share information
Earnings from continuing operations	$0.31	$0.10
Earnings from discontinued operations, net of tax	—	0.01
Loss on sale of discontinued operations, net of tax	(0.01)	(0.05)
Net earnings	$0.30	$0.06
Diluted per share information
Earnings from continuing operations	$0.30	$0.10
Earnings from discontinued operations, net of tax	—	0.01
Loss on sale of discontinued operations, net of tax	(0.01)	(0.05)
Net earnings	$0.29	$0.06

Weighted average shares outstanding - Basic	68.8	96.3
Weighted average shares outstanding - Diluted	69.8	97.8

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

Quarters ended March 31, 2015 and 2014

(In millions)

	Quarters ended March 31,
	2015	2014
Net earnings	$20	$6
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(38)	(6)
Unrecognized pension and other post-retirement benefit costs	—	1
Unrealized gain on available for sale securities	4	—
Comprehensive (loss) income	$(14)	$1

See accompanying notes to Consolidated Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2015 (Unaudited) and December 31, 2014

(In millions, except par value data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$245	$392
Accounts receivable, net	259	251
Inventories, net	313	329
Other current assets	233	238
Assets held for sale	2	6
Total current assets	1,052	1,216
NON-CURRENT ASSETS
Property, plant and equipment, net	672	704
Goodwill	166	172
Intangible assets, net	95	99
Deferred tax asset - non-current	300	313
Other assets	158	163
Total assets	$2,443	$2,667
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term borrowings	$2	$18
Accounts payable	152	146
Accrued expenses	159	170
Below market contract obligation - current	38	38
Income taxes payable	4	24
Liabilities held for sale	2	9
Total current liabilities	357	405
NON-CURRENT LIABILITIES
Long-term debt	556	556
Pension and post-retirement health care liabilities	299	318
Below market contract obligation - non-current	174	185
Deferred tax liability - non-current	21	25
Other liabilities	116	124
Total liabilities	1,523	1,613
EQUITY
Common stock - $0.01 par value Authorized - 500.0 shares Issued - 100.5 shares at March 31, 2015 and December 31, 2014	1	1
Additional paid-in capital	4,370	4,383
Accumulated deficit	(2,242)	(2,262)
Accumulated other comprehensive loss	(431)	(397)
Treasury stock - at cost - 33.4 shares at March 31, 2015 and 28.8 shares at December 31, 2014	(779)	(672)
Total Chemtura stockholders’ equity	919	1,053
Non-controlling interest	1	1
Total equity	920	1,054
Total liabilities and equity	$2,443	$2,667

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Quarter ended March 31, 2015 and 2014

(In millions)

	Quarters ended March 31,
	2015	2014
Increase (decrease) in cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$20	$6
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Loss on sale of discontinued operations	1	5
Loss on sale of business	3	—
Below market contract obligation	(9)	—
Depreciation and amortization	24	28
Share-based compensation expense	3	4
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(23)	(75)
Inventories	1	(2)
Accounts payable	11	39
Pension and post-retirement health care liabilities	(4)	(20)
Other	(11)	(35)
Net cash provided by (used in) operating activities	16	(50)
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	(2)	8
Capital expenditures	(13)	(23)
Net cash used in investing activities	(15)	(15)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long term debt	—	10
Payments on long term debt	(17)	(111)
Payments on other short-term borrowings, net	—	(1)
Common shares acquired	(122)	(22)
Proceeds from exercise of stock options	3	4
Net cash used in financing activities	(136)	(120)
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(12)	(1)
Change in cash and cash equivalents	(147)	(186)
Cash and cash equivalents at beginning of period	392	549
Cash and cash equivalents at end of period	$245	$363

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)                                     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Chemtura Corporation, together with our consolidated subsidiaries, is a global specialty chemical company dedicated to delivering innovative, performance-driven engineered specialty chemical solutions which are used as additives, ingredients or intermediates that add value to our customers’ end products.  We are committed to global sustainability through “greener technology” and developing engineered chemical solutions that meet our customers’ evolving needs.  We operate in a wide variety of end-use industries, including automotive, building and construction, electronics, energy, lubricants, packaging and transportation.  We are a leader in many of our key product lines and transact business in more than 80 countries.

Our principal executive offices are located in Philadelphia, PA and Middlebury, CT.

When we use the terms “Corporation,” “Company,” “Chemtura,” “Registrant,” “We,” “Us” and “Our,” unless otherwise indicated or the context otherwise requires, we are referring to Chemtura Corporation and our consolidated subsidiaries.

The information in the foregoing Consolidated Financial Statements for the quarters ended March 31, 2015 and 2014 is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to our Consolidated Financial Statements.

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

Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S.GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).  The consolidated results of operations for the quarter ended March 31, 2015 are not necessarily indicative of the results expected for the full year.

Accounting Policies and Other Items

Included in accounts receivable are allowances for doubtful accounts of $2 million as of March 31, 2015 and December 31, 2014.

During the three months ended March 31, 2015 and 2014, we made cash interest payments of approximately $14 million and $19 million, respectively.  During the three months ended March 31, 2015 and 2014, we made cash payments for income taxes (net of refunds) of $18 million and $4 million, respectively.

At March 31, 2015, $4 million of our asset retirement obligation was included in accrued expenses and $13 million was included in other liabilities in our Consolidated Balance Sheet.  At December 31, 2014, $3 million of our asset retirement obligation was included in accrued expenses and $13 million was included in other liabilities in our Consolidated Balance Sheet.

Accounting Developments

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  Under current U.S. GAAP, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense.  This ASU requires that they be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, which is similar to the presentation of debt discounts or premiums.  The costs will continue to be amortized to interest expense using the effective interest method.  This ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  We do not expect the adoption of this amendment to have a material impact on our financial statements.

2)                                     DIVESTITURES

Divestitures Reported as Gain or Loss on Sale of Business

On November 3, 2014, we sold our Chemtura AgroSolutions business to Platform Specialty Products Corporation (“Platform”) under a Stock and Asset Purchase Agreement (“SAPA”) for approximately $1 billion, consisting of $950 million in cash and 2 million shares of Platform’s common stock. The purchase price is subject to customary post-closing adjustments, primarily for working capital.

Under the terms of the SAPA, we retained most of the property, plant and equipment used to manufacture products of the Chemtura AgroSolutions business and continue to manufacture products for Platform under several supply agreements and a tolling agreement (collectively, the “supply agreements”) with minimum terms of between two and four years.  In alignment with the change in the nature of operations, we changed the name of this segment to Agrochemical Manufacturing.

The supply agreements with Platform are designed to recover the cash costs incurred to manufacture the products under the agreement.  Accordingly, the supply agreements are considered below-market contracts for their full term. As of March 31, 2015, our Consolidated Balance Sheet included $212 million, on a discounted basis, which represents the remaining loss of profit on these products over the remaining terms of the supply agreements, including contractual obligations to continue to supply for a period of up to 2 years after the termination of the supply agreements.

The recognition of this obligation, along with the accretion of the obligation to its undiscounted value, has been and will continue to be recorded as net sales in the Agrochemical Manufacturing segment on a straight-line basis over the term of each supply agreement based on our estimate of the timing of shipments. The recognition of this obligation will not generate cash flows during the term of the supply agreements.  As of March 31, 2015, the current and long-term portions of this obligation, on a discounted basis, were $38 million and $174 million, respectively.

As of December 31, 2014, we had not transferred ownership of our wholly-owned subsidiary in Russia and our 15% investment in Certis Europe B.V. (“Certis”) to Platform as provided in the SAPA due to certain pending approvals.  Therefore, the value of these assets and liabilities along with the proceeds received for these investments were presented as assets and liabilities held for sale as of that date.  The value ascribed to these investments as part of the purchase price was received at the closing in November 2014.

In January 2015, we closed on the sale of our subsidiary in Russia.  The transfer of Certis to Platform is still awaiting certain approvals.  The value of the Certis assets and proceeds received for this investment have been presented as assets and liabilities held for sale as of March 31, 2015.

The following is a summary of the Chemtura AgroSolutions assets and liabilities held for sale as of March 31, 2015 and December 31, 2014:

(In millions)	March 31, 2015	December 31, 2014
Accounts receivable, net	$—	$3
Inventories	—	1
Other assets	2	2
Assets	2	6
Accrued expenses	2	9
Liabilities	2	9
Net Assets	$—	$(3)

Included in the loss on sale of business for the quarter ended March 31, 2015 is customary working capital and other adjustments and the sale of our wholly-owned subsidiary in Russia.

Divestitures Reported as Discontinued Operations

In December 2013, we sold our Consumer Products business to KIK Custom Products Inc. (“KIK”) and in April 2013, we sold substantially all the assets of our Antioxidant business (the “Antioxidant Sale”) to SK Blue Holdings, Ltd. (“SK”), an affiliate of SK Capital Partners III, L.P., and Addivant USA Holdings Corp (“Addivant”).  During the three months ended March 31, 2015 and March 31, 2014, we recognized a pre-tax loss of  $1 million ($1 million after tax) and $5 million ($5 million after tax), primarily for transaction costs and post-closing adjustments and obligations which were recognized in loss on sale of discontinued operations, net of tax in the Consolidated Statement of Operations.

3)                                     RESTRUCTURING ACTIVITIES

We recorded pre-tax charges of $1 million and $2 million during the first quarters of 2015 and 2014, respectively, to facility closures, severance and related costs in our Consolidated Statements of Operations.  The first quarter 2015 charge was mainly for severance related to the planned closure of our West Lafayette, IN facility that was initiated in February 2015 under the restructuring plan approved by our Board of Directors (the “Board”) in November 2014.  The first quarter 2014 charge was primarily for severance and professional fees related to our organizational restructuring plan that was approved by the Board in 2013.

A summary of the changes in the liabilities established for restructuring programs during the first quarter of 2015 is as follows:

(In millions)	Severance and Related Costs
Balance at December 31, 2014	$21
2015 charge	1
Cash payments	(12)
Balance at March 31, 2015	$10

At March 31, 2015 and December 31, 2014, the balance of these reserves were included in accrued expenses in our Consolidated Balance Sheet.

4)                                     INVENTORIES

(In millions)	March 31, 2015	December 31, 2014
Finished goods	$197	$200
Work in process	36	35
Raw materials and supplies	80	94
	$313	$329

Included in the above net inventory balances are inventory obsolescence reserves of approximately $12 million and $13 million at March 31, 2015 and December 31, 2014, respectively.

5)                                     PROPERTY, PLANT AND EQUIPMENT

(In millions)	March 31, 2015	December 31, 2014
Land and improvements	$69	$71
Buildings and improvements	197	209
Machinery and equipment	1,196	1,248
Information systems equipment	164	167
Furniture, fixtures and other	20	22
Construction in progress	75	82
	1,721	1,799
Less: accumulated depreciation	1,049	1,095
	$672	$704

Depreciation expense was $21 million and $23 million for the quarters ended March 31, 2015 and 2014, respectively.  Depreciation expense included accelerated depreciation of certain fixed assets associated with our restructuring programs of $1 million and $3 million for the quarters ended March 31, 2015 and March 31, 2014, respectively.

6)                                     GOODWILL AND INTANGIBLE ASSETS

Goodwill was $166 million and $172 million at March 31, 2015 and December 31, 2014, respectively.  The decrease in goodwill since December 31, 2014 was due to foreign currency translation.  The goodwill is allocated to the Industrial Performance Products segment.

Our intangible assets (excluding goodwill) consist of Patents, Trademarks, Customer Relationships, Production rights and Other Intangibles.  At March 31, 2015 and December 31, 2014, our net intangible assets were $95 million and $99 million, respectively.  The decrease was due to amortization expense and foreign currency translation.  Amortization expense related to intangible assets was $3 million and $5 million for the quarters ended March 31, 2015 and 2014, respectively.

7)                                     DEBT

Our debt is comprised of the following:

	March 31, 2015		December 31, 2014
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% Senior Notes due 2021	$450	$456	$450	$439
Term Loan due 2016	82	82	82	82
Other borrowings	26	26	42	42
Total Debt	558	564	574	563
Less: Other short-term borrowings	(2)		(18)
Total Long-term debt	$556		$556

Financing Facilities

2021 Senior Notes

In July 2013, we completed a registered public offering of $450 million of 5.75% Senior Notes due 2021 (the “2021 Senior Notes”).

At any time prior to July 15, 2016, we are permitted to redeem some or all of the 2021 Senior Notes at a redemption price equal to 100% of the principal amount thereof plus a make-whole premium (as defined in the indenture governing the 2021 Senior Notes (the “2021 Indenture”)) and accrued and unpaid interest up to, but excluding, the redemption date.  At any time after July 15, 2016, we are permitted to redeem some or all of the 2021 Senior Notes, with the redemption prices being, prior to July 15, 2017, 104.313% of the principal amount; on or after July 15, 2017 and prior to July 15, 2018, 102.875% of the principal amount; on or after July 15, 2018 and prior to July 15, 2019, 101.438% of the principal amount; and thereafter 100% of the principal amount, in each case plus any accrued and unpaid interest to the redemption date.  In addition, prior to July 15, 2016, we may redeem up to 35% of the 2021 Senior Notes from the proceeds of certain equity offerings at a redemption price of 105.75% plus accrued but unpaid interest to the redemption date.  If we experience certain kinds of changes in control, as defined in the 2021 Indenture, we may be required to offer to repurchase all of the 2021 Senior Notes at a redemption price (subject to limitations as described in the 2021 Indenture) equal to 101% of the aggregate principal amount plus accrued and unpaid interest.

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

Term Loan

In August 2010, we entered into the Term Loan due 2016 with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Term Loan permitted us to increase the size of the facility with an accordion feature by up to $125 million.  Repayments were made on the Term Loan in 2013 and 2014 with proceeds from the 2021 Senior Notes offering, the cash proceeds from the sale of businesses and cash on hand.  As of March 31, 2015, $82 million remained outstanding under the Term Loan.

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

Additionally, the Term Loan requires that we meet certain financial maintenance covenants including a maximum Secured Leverage Ratio (net of unrestricted cash, as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0.  Additionally, the Term Loan contains a covenant related to the repayment of excess cash flow (as defined in the agreement).  As of March 31, 2015, we were in compliance with the covenant requirements of the Term Loan.

ABL Facility

In December 2013, we entered into a five-year senior secured revolving credit facility that provides for $175 million available to our domestic subsidiaries (the “US ABL Facility”) and €60 million available to Chemtura Sales Europe B.V., a Netherlands subsidiary (the “Foreign ABL Facility”, and together with the US ABL Facility, the “2018 ABL Facility”), subject in each case to availability under a borrowing base.  The 2018 ABL Facility provides a $125 million letter of credit sub-facility.

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

At March 31, 2015 and December 31, 2014, we had no borrowings under the 2018 ABL Facility.  However, we had $15 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility.  At March 31, 2015 and December 31, 2014, we had approximately $207 million and $211 million, respectively, of undrawn availability under the 2018 ABL Facility.

Other Facilities

In December 2012, we entered into a CNY 250 million (approximately $40 million) 5 year secured credit facility available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch (the “ABC Bank”).  The China Bank Facility has been used for funding construction of our manufacturing facility in Nantong, China and is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd.  The loans under the China Bank Facility bear interest at a rate determined from time to time by ABC Bank based on the prevailing People’s Bank of China Lending Rate.  At March 31, 2015 and December 31, 2014, we had borrowings of $12 million and $27 million, respectively, under the China Bank Facility.  Repayments of principal will be made in semi-annual installments from December 2014 through December 2017.  In January 2015, we prepaid $15 million of the China Bank Facility with proceeds from the sale of the Chemtura AgroSolutions business.  As of March 31, 2015, $12 million remained outstanding under the China Bank Facility.

8)                                     INCOME TAXES

We reported income tax expense of $11 million and $3 million for the quarters ended March 31, 2015 and 2014, respectively.  The tax expense reported for the quarter ended March 31, 2015 reflected higher earnings and that following the release of  U.S.valuation allowance in the fourth quarter of 2014, we provided a full tax provision on our U.S. income.  In the fourth quarter of 2014, we concluded that the positive evidence outweighed the negative evidence and that we can utilize our U.S. deferred tax assets before they expire. As a result we released a majority of our U.S. valuation allowance.

The tax expense reported for the quarter ended March 31, 2014 related to taxable income of certain of our international subsidiaries.

We have net liabilities related to unrecognized tax benefits of $28 million at March 31, 2015 and December 31, 2014.

9)                                     ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss (“AOCL”), net of tax at March 31, 2015 and December 31, 2014, were as follows:

(in millions)	Foreign Currency Translation Adjustments	Unrecognized Pension and Other Post- Retirement Benefit Costs	Unrealized loss on available for sale securities	Total
As of December 31, 2014	$(86)	$(306)	$(5)	$(397)
Other comprehensive income (loss) before reclassifications	(43)	(5)	4	(44)
Amounts reclassified from AOCL	5	5	—	10
Net current period other comprehensive loss	(38)	—	4	(34)
As of March 31, 2015	$(124)	$(306)	$(1)	$(431)

The following table summarizes the reclassifications from AOCL to the Consolidated Statement of Operations for the quarters ended March 31, 2015 and 2014:

	Amount Reclassified from AOCL		Affected line item in the
	Quarters ended March 31,		consolidated statement of
(in millions)	2015	2014	operations
Foreign currency translation items:
Loss on sale of business (a)	$(5)	$—	Loss on sale of business
Net of tax	(5)	—
Defined benefit pension plan items:
Amortization of prior-service costs (b)	1	1	Primarily SG&A
Amortization of actuarial losses (b)	(7)	(4)	Primarily SG&A
Total before tax	(6)	(3)
Total tax	1	—	Income Tax Expense
Net of tax	(5)	(3)
Total reclassifications	$(10)	$(3)

(a) Sale of the Chemtura AgroSolutions business (see Note 2 - Divestitures).

(b) These items are included in the computation of net periodic benefit pension cost (see Note 12 - Pension and other Post-Retirement Benefit Plans for additional information).

10)                              COMMON SHARES

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings per common share is based on the weighted average number of common and common share equivalents outstanding.

The following is a reconciliation of the shares used in the computation of earnings per share:

	Quarters ended March 31,
(In millions)	2015	2014
Weighted average shares outstanding - Basic	68.8	96.3
Dilutive effect of common share equivalents	1.0	1.5
Weighted average shares outstanding - Diluted	69.8	97.8

In October 2014, the Board approved a share repurchase authorization of up to $500 million conditioned upon the sale of the Chemtura AgroSolutions business.  This repurchase program will expire on December 1, 2015.

During the quarter ended March 31, 2015, we repurchased 5.1 million shares of our common stock at a cost of $122 million.  As of March 31, 2015, $48 million remained under the share repurchase program.

The shares are expected to be repurchased from time to time through open market purchases.  The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the SEC.  We release the value of treasury shares at the weighted average price per share when shares are issued from treasury.

11)                              STOCK INCENTIVE PLANS

In 2010, we adopted the Chemtura Corporation 2010 Long-Term Incentive Plan (the “2010 LTIP”).  The 2010 LTIP provides for grants of nonqualified stock options (“NQOs”), incentive stock options (“ISOs”), stock appreciation rights, dividend equivalent rights, stock units, bonus stock, performance awards, share awards, restricted stock, time-based restricted stock units (“RSUs”) and performance-based RSUs.  The 2010 LTIP provides for the issuance of a maximum of 11 million shares.  Stock options may be granted under the 2010 LTIP at prices equal to the fair market value of the underlying common shares on the date of the grant.  All outstanding stock options will expire not more than ten years from the date of the grant.  Stock issuances can be from treasury shares or newly issued shares.

Share-based compensation expense was $3 million and $4 million for the quarters ended March 31, 2015 and 2014, respectively.  Stock-based compensation expense was primarily reported in SG&A.

Restricted Stock Units and Performance Shares

In March 2015, the compensation and governance committee of the Board (the “Compensation Committee”) approved the grant of 0.2 million time-based RSUs under the 2015 long-term incentive awards (the “2015 Awards”).  These RSUs vest ratably over a three-year period.

In March 2015, the Compensation Committee also approved the grant of 0.2 million performance shares under the 2015 Awards.  The share grant is subject to a performance multiplier of up to 2 times the targeted award.  The performance measurement period is the three calendar year period ending December 31, 2017 and the performance share metric is the relative total shareholder return against the companies comprising the Dow Jones Chemical Index.  The performance shares will be settled as soon as practicable after the performance period but no later than March 15, 2018.  We used the Monte-Carlo simulation model to determine the fair value of the performance shares.  Using this method, the average per share fair value of these awards was $34.91.

Total remaining unrecognized compensation expense associated with all unvested time-based RSUs and performance shares at March 31, 2015 was $20 million, which will be recognized over the weighted average period of approximately 2 years.

12)                              PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of our defined benefit plans net periodic benefit (credit) cost for the quarters ended March 31, 2015 and 2014 are as follows:

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Quarters ended March 31,		Quarters ended March 31,		Quarters ended March 31,
(In millions)	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$—	$1	$—	$—
Interest cost	6	7	4	5	1	1
Expected return on plan assets	(10)	(10)	(6)	(7)	—	—
Amortization of prior service cost	—	—	—	—	(1)	(1)
Amortization of actuarial losses	4	2	2	1	1	1
Net periodic benefit cost (credit)	$—	$(1)	$—	$—	$1	$1

We contributed $1 million to our U.S. non-qualified pension plans and $2 million to our international pension plans for the three months ended March 31, 2015.  Contributions to post-retirement health care plans for the three months ended March 31, 2015 were $2 million.

13)                              LEGAL PROCEEDINGS AND CONTINGENCIES

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

Litigation and Claims

Environmental Liabilities

We are involved in environmental matters of various types in a number of jurisdictions.  These matters may, from time to time, involve claims for material amounts of damages and relate to or allege environmental liabilities, including clean up costs associated with hazardous waste disposal sites and natural resource damages.

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

The total amount accrued for environmental liabilities as of March 31, 2015 and December 31, 2014 was $70 million and $76 million, respectively.  At March 31, 2015 and December 31, 2014, $16 million and $17 million, respectively, of these environmental liabilities were reflected as accrued expenses and $54 million and $59 million, respectively, were reflected as other liabilities.  We estimate that ongoing environmental liabilities could range up to $80 million at March 31, 2015.  Our accruals for environmental liabilities include estimates for determinable clean-up costs.  We recorded pre-tax charges of $2 million for the three months ended March 31, 2015 and made payments of $3 million during the three months ended March 31, 2015 for clean-up costs, which reduced our environmental liabilities.  At certain sites, we have contractual agreements with certain other parties to share remediation costs.  As of March 31, 2015, no receivables are outstanding related to these agreements.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.  We intend to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  However, the final cost of clean-up at these sites could exceed our present estimates, and could have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations, or cash flows.  Our estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites.

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

Guarantees

In addition to the letters of credit of $15 million outstanding at March 31, 2015 and December 31, 2014, we have guarantees that have been provided to various financial institutions.  At March 31, 2015 and December 31, 2014, we had $8 million and $10 million of outstanding guarantees, respectively.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking and credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

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

14)                              BUSINESS SEGMENT DATA

We evaluate a segment’s performance based on several factors, of which the primary factor is operating income (loss).  In computing operating income (loss) by segment, the following items have not been deducted:  (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs and (4) gain or loss on sale of business.  Pursuant to ASC Topic 280, Segment Reporting (“ASC 280”), these items have been excluded from our presentation of segment operating income (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

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

Agrochemical Manufacturing (formerly Chemtura AgroSolutions)

In November 2014, we sold our Chemtura AgroSolutions business to Platform.  Under the terms of the SAPA, we have retained most of the property, plant and equipment used to manufacture products of the Chemtura AgroSolutions business and continue to manufacture products for Platform under several supply agreements with minimum terms of between two and four years.  In alignment with the change in the nature of operations, we changed the name of this segment to Agrochemical Manufacturing.

The supply agreements with Platform are designed to recover the cash costs incurred to manufacture the products under the agreement.  Due to these economics,, the supply agreements are considered below-market contracts for their full term. At closing, an obligation was recorded, on a discounted basis, which represents the remaining loss of profit on these products over the remaining terms of the supply agreements, including contractual obligations to continue to supply for a period of up to 2 years after the termination of the contracts.  The recognition of this obligation, along with the accretion of the obligation to its undiscounted value, has been and will continue to be recorded as net sales in the Agrochemical Manufacturing segment on a straight-line basis over the term of each supply agreement based on our estimate of the timing of shipments. The recognition of this obligation will not generate cash flows during the term of the supply agreements.

Prior to the sale, Chemtura AgroSolutions developed, supplied, registered and sold agricultural chemicals formulated for specific crops in various geographic regions for the purpose of enhancing quality and improving yields. The business was focused on specific target markets in six major product lines: seed treatments, fungicides, miticides, insecticides, growth regulators and herbicides, which were mainly sold to distributors and retailers in the agricultural sector.

Corporate and Other Charges

Corporate includes costs and expenses that are of a general corporate nature or managed on a corporate basis.  These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization.  Functional costs are allocated between the business segments and general corporate expense.  Facility closures, severance and related costs are primarily for severance costs related to our cost savings initiatives.  The loss on sale of business relates to the sale of our Chemtura AgroSolutions business in 2014.

A summary of business data for our reportable segments for the quarters ended March 31, 2015 and 2014 are as follows:

	Quarters ended March 31,
(In millions)	2015	2014
Net Sales
Petroleum additives	$159	$171
Urethanes	73	76
Industrial Performance Products	232	247
Bromine based & related products	139	166
Organometallics	36	42
Industrial Engineered Products	175	208
Agrochemical Manufacturing	31	101
Total net sales	$438	$556

	Quarters ended March 31,
(In millions)	2015	2014
Operating Income
Industrial Performance Products	$36	$27
Industrial Engineered Products	2	(4)
Agrochemical Manufacturing	8	22
	46	45
General corporate expense, including amortization	(13)	(21)
Facility closures, severance and related costs	(1)	(2)
Loss on sale of business	(3)	—
Total operating income	$29	$22

15)                              GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

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

Condensed Consolidating Statement of Operations

Quarter ended March 31, 2015

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$438	$(343)	$289	$97	$395
Cost of goods sold	340	(343)	245	80	358
Selling, general and administrative	36	—	24	2	10
Depreciation and amortization	24	—	5	10	9
Research and development	5	—	2	1	2
Facility closures, severance and related costs	1	—	—	1	—
Loss (gain) on sale of business	3	—	(2)	—	5
Operating income	29	—	15	3	11
Interest expense	(8)	—	(9)	—	1
Other income, net	11	—	5	2	4
Equity in net earnings of subsidiaries	—	(15)	15	—	—
Earnings from continuing operations before income taxes	32	(15)	26	5	16
Income tax expense	(11)	—	(5)	—	(6)
Earnings from continuing operations	21	(15)	21	5	10
Loss on sale of discontinued operations, net of tax	(1)	—	(1)	—	—
Net earnings	$20	$(15)	$20	$5	$10

Condensed Consolidating Statement of Comprehensive (Loss) Income

Quarter ended March 31, 2015

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$20	$(15)	$20	$5	$10
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(38)	—	16	—	(54)
Unrecognized pension and other post-retirement benefit costs	—	—	(2)	—	2
Unrealized gain on securities	4	—	4	—	—
Comprehensive (loss) income	$(14)	$(15)	$38	$5	$(42)

Condensed Consolidating Balance Sheet

As of March 31, 2015

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$1,052	$—	$453	$107	$492
Intercompany receivables	—	(6,939)	3,172	2,858	909
Investment in subsidiaries	—	(4,846)	757	1,135	2,954
Property, plant and equipment	672	—	113	218	341
Goodwill	166	—	93	3	70
Other assets	553	—	434	35	84
Total assets	$2,443	$(11,785)	$5,022	$4,356	$4,850
LIABILITIES AND EQUITY
Current liabilities	$357	$—	$138	$44	$175
Intercompany payables	—	(6,939)	3,048	3,122	769
Long-term debt	556	—	542	—	14
Other long-term liabilities	610	—	374	83	153
Total liabilities	1,523	(6,939)	4,102	3,249	1,111
Total equity	920	(4,846)	920	1,107	3,739
Total liabilities and equity	$2,443	$(11,785)	$5,022	$4,356	$4,850

Condensed Consolidating Statement of Cash Flows

Quarter ended March 31, 2015

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$20	$(15)	$20	$5	$10
Adjustments to reconcile net earnings to net cash provided by operations:
Loss on sale of discontinued operations	1	—	1	—	—
Loss (gain) on sale of business	3	—	(2)		5
Below market contract obligation	(9)	—	(8)	—	(1)
Depreciation and amortization	24	—	5	10	9
Share-based compensation expense	3	—	3	—	—
Changes in assets and liabilities, net	(26)	15	(18)	(11)	(12)
Net cash provided by operations	16	—	1	4	11
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	(2)	—	(2)	—	—
Capital expenditures	(13)	—	(3)	(4)	(6)
Net cash used in investing activities	(15)	—	(5)	(4)	(6)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long term debt	(17)	—	(1)	—	(16)
Common shares acquired	(122)	—	(122)	—	—
Proceeds from the exercise of stock options	3	—	3	—	—
Net cash used in financing activities	(136)	—	(120)	—	(16)
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(12)	—	—	—	(12)
Change in cash and cash equivalents	(147)	—	(124)	—	(23)
Cash and cash equivalents at beginning of period	392	—	227	—	165
Cash and cash equivalents at end of period	$245	$—	$103	$—	$142

Condensed Consolidating Statement of Operations

Quarter ended March 31, 2014

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$556	$(492)	$334	$114	$600
Cost of goods sold	436	(492)	283	99	546
Selling, general and administrative	60	—	34	4	22
Depreciation and amortization	28	—	6	8	14
Research and development	8	—	3	2	3
Facility closures, severance and related costs	2	—	2	—	—
Operating income	22	—	6	1	15
Interest expense	(12)	—	(13)	—	1
Other income, net	3	—	—	—	3
Equity in net earnings of subsidiaries	—	(13)	13	—	—
Earnings from continuing operations before income taxes	13	(13)	6	1	19
Income tax expense	(3)	—	—	—	(3)
Earnings from continuing operations	10	(13)	6	1	16
Earnings from discontinued operations, net of tax	1	—	1	—	—
Loss on sale of discontinued operations, net of tax	(5)	—	(1)	(3)	(1)
Net earnings (loss)	$6	$(13)	$6	$(2)	$15

Condensed Consolidating Statement of Comprehensive Income (Loss)

Quarter ended March 31, 2014

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings (loss)	$6	$(13)	$6	$(2)	$15
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(6)	—	1	—	(7)
Unrecognized pension and other post-retirement benefit costs	1	—	5	—	(4)
Comprehensive income (loss)	$1	$(13)	$12	$(2)	$4

Condensed Consolidating Balance Sheet

As of December 31, 2014

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$1,216	$—	$539	$113	$564
Intercompany receivables	—	(6,937)	3,094	2,752	1,091
Investment in subsidiaries	—	(4,923)	822	1,134	2,967
Property, plant and equipment	704	—	116	222	366
Goodwill	172	—	93	3	76
Other assets	575	—	448	36	91
Total assets	$2,667	$(11,860)	$5,112	$4,260	$5,155
LIABILITIES AND EQUITY
Current liabilities	$405	$—	$155	$44	$206
Intercompany payables	—	(6,937)	2,971	3,031	935
Long-term debt	556	—	541	—	15
Other long-term liabilities	652	—	391	83	178
Total liabilities	1,613	(6,937)	4,058	3,158	1,334
Total equity	1,054	(4,923)	1,054	1,102	3,821
Total liabilities and equity	$2,667	$(11,860)	$5,112	$4,260	$5,155

Condensed Consolidating Statement of Cash Flows

Quarter ended March 31, 2014

(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$6	$(13)	$6	$(2)	$15
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operations:
Loss on sale of discontinued operations	5	—	1	3	1
Depreciation and amortization	28	—	6	8	14
Share-based compensation expense	4	—	4	—	—
Changes in assets and liabilities, net	(93)	13	3	(12)	(97)
Net cash (used in) provided by operations	(50)	—	20	(3)	(67)
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	8	—	(1)	9	—
Capital expenditures	(23)	—	(3)	(6)	(14)
Net cash (used in) provided by investing activities	(15)	—	(4)	3	(14)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	10	—	—	—	10
Payments on long term debt	(111)	—	(110)	—	(1)
Payments on other short-term borrowings, net	(1)	—	—	—	(1)
Common shares acquired	(22)	—	(22)	—	—
Proceeds from exercise of stock options	4	—	4	—	—
Net cash (used in) provided by financing activities	(120)	—	(128)	—	8
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(1)	—	—	—	(1)
Change in cash and cash equivalents	(186)	—	(112)	—	(74)
Cash and cash equivalents at beginning of period	549	—	317	—	232
Cash and cash equivalents at end of period	$363	$—	$205	$—	$158

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

•                  Environmental, health and safety regulatory matters;

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

OUR BUSINESS

We are a global, publicly traded specialty chemical company dedicated to delivering innovative, performance-driven engineered specialty chemical solutions which are used as additives, ingredients or intermediates that add value to our customers’ end products.  We are committed to global sustainability through “greener technology” and developing engineered chemical solutions that meet our customers’ evolving needs.  We operate in a wide variety of end-use industries, including automotive, building and construction, electronics, lubricants, packaging and transportation. We are a leader in many of our key product lines and transact business in more than 80 countries.  Our principal executive offices are located in Philadelphia, Pennsylvania and Middlebury, Connecticut.

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

Our Agrochemical Manufacturing segment represents ongoing supply agreements with Platform Specialty Products Corporation (“Platform”) which were entered into in November 2014 contemporaneously with the sale of our former Chemtura AgroSolutions business.  The supply agreements with Platform are designed to recover the cash costs incurred to manufacture the products covered under the agreement.

FIRST QUARTER RESULTS

Given the sale of our Chemtura AgroSolutions business to Platform in 2014, our discussion on the results of operations for the consolidated Company for 2015 compared with 2014 is less meaningful to investors due to the change in the nature of the operations associated with our Agrochemical Manufacturing business from a market participant to a supplier of products to Platform under the supply agreements.

We have determined that the most effective way to present to investors the change in results of continuing operations for 2015 compared with 2014 is to provide separate discussions of the changes in our consolidated results for Chemtura excluding the Agrochemical Manufacturing segment and then for the Agrochemical Manufacturing segment.

The following chart presents the results of operations of the consolidated Company including the Agrochemical Manufacturing segment through operating income.  The chart then segregates the results of operations for the Agrochemical Manufacturing segment from the total for our Industrial Performance, Industrial Engineered and Corporate segments combined (collectively referred to as “Core Segments”).  The discussion of the components of operating income included in the section titled Overview - Core Segments only reflects changes related to the Core Segments.  A separate discussion regarding the changes in results of operations of the Agrochemical Manufacturing segment is presented in this section under the heading “Agrochemical Manufacturing”.

Components of net income which are not included in operating income are not directly affected by the sale of our Chemtura AgroSolutions business and, therefore, the discussion related to changes in those components for 2015 compared with 2014 represent changes to the Company as a whole.

	Quarter ended March 31, 2015			Quarter ended March 31, 2014
		Agrochemical	Core		Agrochemical	Core
(in millions)	Consolidated	Manufacturing	Segments	Consolidated	Manufacturing	Segments
Net Sales	$438	$31	$407	$556	$101	$455
Cost of goods sold (a)	340	21	319	436	59	377
Gross Profit (a)	98	10	88	120	42	78
Selling, general and administrative	36	1	35	60	15	45
Depreciation and amortization	24	1	23	28	3	25
Research and development	5	—	5	8	2	6
Facility closures, severance and related costs	1	—	1	2	—	2
Loss on sale of business (b)	3	—	3	—	—	—
Operating Income	$29	$8	$21	$22	$22	$—

(a)         Excludes depreciation and amortization expense which are shown separately.

(b)         Loss on sale of business was reported in our Corporate segment and represents customary working capital and other adjustments and the sale of our wholly-owned subsidiary in Russia.

Overview - Core Segments

Consolidated net sales of our Core Segments for the first quarter of 2015 were $407 million or $48 million lower than the first quarter of 2014 due to lower sales volume of $43 million and unfavorable foreign currency translation of $10 million, offset by higher selling prices of $5 million.  We experienced a significant decline in volume in our Industrial Engineered segment coupled with overall unfavorable product mix in our Industrial Performance segment.  In addition, we experienced the effects of unfavorable foreign currency translation due to the strengthening of the U.S. Dollar against the major foreign currencies.  Both the Industrial Engineered and Industrial Performance segments reported improvements in selling prices.  The lower sales volume in the first quarter of 2015 compared to the first quarter of 2014 reflects a continuation of the trends seen by our Industrial Engineered segment during the subsequent quarters of 2014.  In particular, sales of flame retardants used in flexible urethane foams in furniture applications have progressively declined.  These impacts have been offset in part by the net benefit of the adoption of our Emerald Innovation TM 3000 product as customers switched from the traditional HBCD flame retardant used in styrene-based insulation foam applications.  Industrial Performance segment showed a slight improvement in overall volume which was offset by unfavorable changes in product mix, particularly in intermediates and finished fluid lubricants.

Gross profit for our Core Segments in the first quarter of 2015 was $88 million, an increase of $10 million compared with the first quarter of 2014.  Gross profit as a percentage of net sales increased to 22% for the first quarter of 2015 as compared with  17% for the first quarter of 2014.  The increase in gross profit was primarily due to favorable manufacturing costs and variances, higher sales prices and lower raw material costs, partly offset by lower sales volume and unfavorable product mix changes.  Included in the first quarter of 2014 was a $6 million charge for excess inventory that did not reoccur in 2015.

Selling, general and administrative (“SG&A”) expenses of $35 million were $10 million lower than the first quarter of 2014, primarily the result of our cost reduction initiatives that relate to the Core Segments and the elimination of stranded costs resulting from the sale of the Chemtura AgroSolutions business.  The first quarter of 2015 included non-recurring gains of $2 million, primarily related to the sale of a former facility.  The first quarter of 2014 included $4 million of additional costs related to the sale of our Chemtura AgroSolutions business.

Other Non-Operating Income and Expense

The following discussion regarding income and expense outside of operating income is presented on a consolidated Company basis, which is the sum of the Core Segments and the Agrochemical Manufacturing segment.

Interest expense was $8 million during the first quarter of 2015 which was $4 million lower than 2014, primarily as a result of our repayments of debt utilizing net after-tax cash proceeds from the sale of Chemtura AgroSolutions.

Other income, net was $11 million in the first quarter of 2015 compared with $3 million in the first quarter of 2014.  Other income, net primarily reflected realized and unrealized foreign exchange gains or losses, most significantly related to the rapid decline during the quarter in the value of the Euro compared to the U.S. Dollar.

Income tax expense reported for the first quarter of 2015 was $11 million compared with $3 million in the first quarter of 2014.  The tax expense reported for the first quarter of 2015 reflected higher earnings and provided a full tax provision on our U.S. income, following the release of the U.S.valuation allowance in the fourth quarter of 2014.  In 2014, we concluded that the positive evidence outweighed the negative evidence and that we can utilize our U.S. deferred tax assets before they expire. As a result we released a majority of our U.S. valuation allowance.  The tax expense reported in the first quarter of 2014 related to taxable income of certain of our international subsidiaries.  In the first quarter of 2014, we did not record an income statement tax provision on our U.S. income reflecting the related expense as a reduction in valuation allowance.

Net earnings from continuing operations for the first quarter of 2015 were $21 million, or $0.30 per diluted share, as compared with $10 million, or $0.10 per diluted share, for the first quarter of 2014.

Earnings from discontinued operations, net of tax for the first quarter of 2014, was $1 million, or $0.01 per diluted share, which related to the Consumer Products business.

The loss on sale of discontinued operations, net of tax for the first quarter of 2015, was $1 million, or $0.01 per diluted share and related to certain remaining costs associated with the sale of our Consumer Products business.  This loss compared to $5 million, or $0.05 per diluted share, for the first quarter of 2014, which primarily represented the finalization of working capital adjustments and transaction costs associated with the sale of the Consumer Products and Antioxidant businesses.

The following tables describe the major factors impacting net sales and operating income for each of our segments:

Net Sales (in millions)	Industrial Performance Products	Industrial Engineered Products	Subtotal Core Segments	Agrochemical Manufacturing	Total
Quarter Ended March 31, 2014	$247	$208	$455	$101	$556
Changes in selling prices	3	2	5	—	5
Unit volume and mix	(12)	(31)	(43)	—	(43)
Foreign currency	(6)	(4)	(10)	—	(10)
Divestiture	—	—	—	(70)	(70)
Quarter Ended March 31, 2015	$232	$175	$407	$31	$438

Operating Income (in millions)	Industrial Performance Products	Industrial Engineered Products	General corporate expense	Facility closures, severance and related costs	Loss on sale of business	Subtotal Core Segments	Agrochemical Manufacturing	Total
Quarter Ended March 31, 2014	$27	$(4)	$(21)	$(2)	$—	$—	$22	$22
Loss on sale of business	—	—	—	—	(3)	(3)	—	(3)
Costs associated with the sale of Chemtura AgroSolutions	—	—	4	—	—	4	—	4
Divestitures	—	—	—	—	—	—	(16)	(16)
Subtotal	27	(4)	(17)	(2)	(3)	1	6	7
Price over raw materials (a)	9	3	—	—	—	12	—	12
Unit volume and mix	(8)	(10)	—	—	—	(18)	—	(18)
Foreign currency	2	—	—	—	—	2	—	2
Manufacturing cost and absorption	2	9	—	—	—	11	—	11
Distribution cost	(1)	4	—	—	—	3	—	3
Depreciation and amortization expense	4	(2)	—	—	—	2	2	4
Facility closures, severance and related costs	—	—	—	1	—	1	—	1
SGA&R	2	1	2	—	—	5	—	5
Other	(1)	1	2	—	—	2	—	2
Quarter Ended March 31, 2015	$36	$2	$(13)	$(1)	$(3)	$21	$8	$29

(a)              Price over raw materials is the sum of the net changes in selling prices and the net changes in raw material costs between the two periods.  As we seek to pass on increases in raw material costs to customers through increases in selling prices and customers expect to share in the benefit of decreases in raw material costs through reductions in selling prices, the change in selling prices net of changes in raw material costs provides a better measure of the impact of selling price changes on our profitability (referred to as “price over raw materials”).

The following is a discussion of the results of our segments for the first quarter ended March 31, 2015.

Industrial Performance Products

Our Industrial Performance segment reported lower net sales and higher operating income for the first quarter of 2015 compared with the same quarter of 2014.

The decline in net sales was primarily the result of changes in our petroleum additives product mix where we sold a higher volume of our lower priced intermediate products and sold a lower volume of certain of our higher priced ester base-stocks and the impact of the strengthening of the U.S. Dollar against major foreign currencies resulting in the value of net sales in foreign currency translating to lower U.S. Dollar sales this quarter compared to the first quarter of 2014.  This was offset in part by higher selling prices.

Operating income compared with the first quarter of 2014 reflected the benefit of price over raw materials, lower manufacturing costs, and lower selling, general and administrative (“SG&A”) and research and development (“R&D”) (collectively “SGA&R”) expense which is the result of implementing many of the cost reduction initiatives we announced in 2014 and controlled spending.  The changes in foreign exchange rates also provided a net benefit.  These benefits were partly offset by the unfavorable product mix described above.

Industrial Engineered Products

Our Industrial Engineered segment reported lower net sales but higher operating income for the first quarter of 2015 compared with the same quarter of 2014.

The lower sales volume in the first quarter of 2015 reflects a continuation of the trends seen by our Industrial Engineered segment during the subsequent quarters of 2014.  In particular, sales of flame retardants used in flexible urethane foams in furniture applications have progressively declined over the last twelve months.  These impacts have been offset in part by the net benefit of the adoption of our Emerald Innovation TM 3000 product as customers switched from the traditional HBCD flame retardant used in styrene based insulation foam applications.  Sales of our clear brine fluids used in deep offshore oil and gas well exploration remained strong despite the decline in oil prices, but may weaken as the year progresses.  As the first quarter progressed, we started to see supply disruptions due to a strike at an Israeli supplier that limited sales of certain bromine products.

Despite lower net sales, our Industrial Engineered segment reported increased operating income.  The effect of volume declines on operating income were offset by the benefit of price over raw materials, lower distribution costs and lower SGA&R as we started to see our cost reduction initiatives announced in the fourth quarter of 2014 reflected in the latter part of the first quarter of 2015.  Included in the first quarter of 2014 was a $6 million charge for excess inventory which is embedded within the manufacturing cost changes in the table above.

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

Corporate expense was $13 million in the first quarter of 2015, which included amortization and depreciation expense of $4 million.  In comparison, corporate expense was $21 million in the first quarter of 2014, which included amortization and depreciation expense of $4 million.  The decrease is primarily the result of $4 million in non-recurring costs in 2014 related to the sale of our Chemtura AgroSolutions business, a $2 million gain on the sale of a former facility in the United States in 2015 and lower SGA&R which is the result of our previously announced cost reduction initiatives and controlled spending in 2015.

Agrochemical Manufacturing

The results of the Agrochemical Manufacturing segment in 2015 is not comparable to the results in 2014 due to the change in the nature of the business subsequent to the sale of the Chemtura AgroSolutions business in the fourth quarter of 2014.  The supply agreements with Platform are designed to recover the cash costs incurred to manufacture the products under the agreement, excluding depreciation and amortization.  The operating income of the Agrochemical Manufacturing segment primarily represents the amortization, net of accretion of the below-market contract obligation established when the Chemtura AgroSolutions business was sold in 2014.

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

In the fourth quarter of 2014, we implemented restructuring programs to eliminate stranded costs associated with the sale of our Chemtura AgroSolutions business as well as to reduce manufacturing costs and realign our remaining businesses to improve their effectiveness in delivering increased net sales, operating income and cash flows.  The following is a discussion of significant factors affecting our liquidity and use of capital resources.

Financing Facilities

Our financing facilities are comprised of public debt, several loans and a revolving line of credit.

Senior Notes

In July 2013, we issued in a registered public offering $450 million of 5.75% Senior Notes due 2021 (the “2021 Senior Notes”).   As of March 31, 2015, $450 million remained outstanding.

Loans

In August 2010, we entered into a Term Loan due 2016 with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1% (the “Term Loan”).  The Term Loan permitted us to increase the size of the facility with an accordion feature by up to $125 million.  Repayments were made on the Term Loan in 2013 and 2014 with proceeds from the 2021 Senior Notes offering, sale of businesses and cash on hand.  As of March 31, 2015, $82 million remained outstanding.

We maintain a 5 year secured credit facility of CNY 250 million (approximately $40 million) available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch.  The China Bank Facility has been used for funding construction of our manufacturing facility in Nantong, China and is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd.  Repayments of principal will be made in semi-annual installments from December 2014 through December 2017.  In December 2014 and January 2015, we prepaid $5 million and $15 million, respectively, of the China Bank Facility with proceeds from the sale of the Chemtura AgroSolutions business.  As of March 31, 2015, $12 million remained outstanding.

Revolving Credit Facilities

In December 2013, we entered into a five-year senior secured revolving credit facility that provides for $175 million available to our domestic subsidiaries (the “US ABL Facility”) and €60 million available to Chemtura Sales Europe B.V., a Netherlands subsidiary (the “Foreign ABL Facility”, and together with the US ABL Facility, the “2018 ABL Facility”), subject in each case to availability under a borrowing base.  The 2018 ABL Facility provides a $125 million letter of credit sub-facility.

At March 31, 2015, we had no borrowings under the 2018 ABL Facility.  However, we had $15 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility.  At March 31, 2015, we had approximately $207 million of undrawn availability under the 2018 ABL Facility.

Covenants

These financing facilities, excluding the China Bank Facility, contain covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures.  As of March 31, 2015, we were in compliance with the covenant requirements of these financing facilities.

For further discussion of the financing facilities, see Note 7 — Debt in our Notes to Consolidated Financial Statements.

Share Repurchase Program

In October 2014, our Board approved up to $500 million for share repurchases under a share repurchase program.  This share repurchase program terminates on December 1, 2015.

During the quarter ended March 31, 2015, we repurchased 5.1 million shares of our common stock at a cost of $122 million.  As of March 31, 2015, $48 million remained under our share repurchase program.

The shares are expected to be repurchased from time to time through open market purchases.  The share repurchase program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the SEC.

Chemtura AgroSolutions Business Divestiture

On November 3, 2014, we completed the sale of our Chemtura AgroSolutions business to Platform Specialty Products Corporation (“Platform”) for approximately $1 billion, consisting of $950 million in cash and 2 million shares of Platform’s common stock.  The purchase price is subject to customary post-closing adjustments.

Under the terms of the Stock and Asset Purchase Agreement (“SAPA”), we have retained most of the property, plant and equipment used to manufacture products for the Chemtura AgroSolutions business and we continue to manufacture products for Platform under several supply agreements and a tolling agreement (collectively, the “supply agreements”) with minimum terms of between two and four years.

The supply agreements with Platform are designed to recover the cash costs incurred to manufacture the products under the agreement.  Due to these economics, the supply agreements are considered below-market contracts for their full term. As of March 31, 2015 our Consolidated Balance Sheet included $212 million, on a discounted basis, which represents the remaining loss of profit on these products over the remaining terms of the supply agreements, including contractual obligations to continue to supply for a period of up to 2 years after the termination of the supply agreements.

The recognition of this obligation, along with the accretion of the obligation to its undiscounted value, has been and will continue to be recorded as net sales in the Agrochemical Manufacturing segment on a straight-line basis over the term of each supply agreement based on our estimate of the timing of shipments. The recognition of this obligation will not generate cash flows during the term of the supply agreements.  As of March 31, 2015, the current and long-term portions of this obligation, on a discounted basis, were $38 million and $174 million, respectively.

As of December 31, 2014, we had not transferred ownership of our wholly-owned subsidiary in Russia and our 15% investment in Certis Europe B.V. (“Certis”) to Platform as provided in the SAPA due to certain pending approvals.  The value ascribed to these investments as part of the purchase price was received at the closing in 2014.  In January 2015, we closed on the sale of our subsidiary in Russia.  The transfer of Certis to Platform is still awaiting certain approvals.

Restructuring Initiatives

In November 2014, the Board approved a restructuring plan to reduce manufacturing costs, eliminate stranded costs arising from the sale of our Chemtura AgroSolutions business and reduce SG&A costs.  The main component of these actions is headcount reductions.  The total cash costs approved by the Board to implement this plan was an additional $37 million, of which $21 million was incurred in the fourth quarter of 2014 for severance and related costs.  We recorded a pre-tax charge of $1 million during the first quarter of 2015 mainly for severance related to the planned closure of our West Lafayette, IN facility that was initiated in February 2015.  Additional restructuring costs will be expensed as incurred or if additional actions are finalized in 2015.

Cash Flows from Operating Activities

Net cash provided by operating activities was $16 million for the quarter ended March 31, 2015 compared with net cash used in operating activities of $50 million in the same period last year.  Changes in key working capital accounts are summarized below:

Favorable (unfavorable)	Quarter ended
(In millions)	March 31, 2015	March 31, 2014
Accounts receivable	$(23)	$(75)
Inventories	1	(2)
Accounts payable	11	39
Pension and post-retirement health care liabilities	(4)	(20)

During the quarter ended March 31, 2015, accounts receivable increased by $23 million from December 31, 2014, primarily driven by an increase in sales later in the quarter from the Industrial Performance segment coupled with an increase in accounts receivable with Platform, as the requirements for the products sold to Platform under the supply agreements increased.  These increases were offset by a slight decrease in our Industrial Engineered segment.  Inventory remained stable compared with December 31, 2014.  Accounts payable increased by $11 million in the quarter ended March 31, 2015, a majority of which related to our Industrial Performance segment where the number of days payable outstanding increased, primarily related to finished fluids.  Our Corporate segment also had an increase of approximately $2 million related to a software maintenance accrual for 2015.  Pension and post-retirement health care liabilities decreased $4 million primarily due to the funding of benefit obligations.  Cash contributions to fund pension and post-retirement benefit liabilities amounted to $5 million for the quarter ended March 31, 2015 which included $2 million for domestic plans and $3 million for international plans.

Cash flows from operating activities for the quarter ended March 31, 2015 were adjusted by the impact of certain non-cash and other charges.  Non-cash charges included depreciation and amortization expense of $24 million, the recognition of the obligation, net of accretion, for the below-market contract with Platform of $9 million and share-based compensation expense of $3 million.

During the quarter ended March 31, 2014, accounts receivable increased by $75 million from December 31, 2013.  The Agrochemical Manufacturing segment increase in accounts receivable was the result of an increase in demand for the upcoming growing seasons in North America and Europe.  Additionally, our Industrial Engineered segment accounts receivable increase was due to improved sales primarily in the Asia Pacific region and our Industrial Performance segment showed some increase in accounts receivable driven primarily by the favorable volume growth.  Inventory increased by $2 million from December 31, 2013, primarily driven by our Agrochemical Manufacturing segment which builds inventory during the first quarter for the upcoming growing season.  In addition, our Industrial Performance segment reported an increase in inventory to support increased demand.  These increases were offset by a reduction in inventory in our Industrial Engineered segment primarily for brominated flame retardants products.  Accounts payable increased by $39 million in the quarter ended March 31, 2014 primarily relating to our Industrial Engineered segment.  Pension and post-retirement health care liabilities decreased $20 million primarily due to the funding of benefit obligations.  Pension and post-retirement contributions amounted to $19 million for the quarter ended March 31, 2014 which included $3 million for domestic plans and $16 million for international plans.

Cash flows from operating activities for the quarter ended March 31, 2014 were adjusted by the impact of certain non-cash and other charges.  Non-cash charges included depreciation and amortization expense of $28 million, loss on sale of discontinued operations of $5 million and share-based compensation expense of $4 million.

Cash Flows from Investing and Financing Activities

Investing Activities

Net cash used in investing activities was $15 million for the quarter ended March 31, 2015.  Investing activities included capital expenditures of $13 million for U.S. and international facilities and environmental and other compliance requirements.

Net cash used in investing activities was $15 million for the quarter ended March 31, 2014.  Investing activities included capital expenditures of $23 million for U.S. and international facilities and environmental and other compliance requirements.  Also included in investing activities was adjusted proceeds from the sale of our Consumer Products business, net of transaction costs, of $4 million and $4 million in proceeds related to the post-closing working capital adjustment under the sale of the Antioxidant business.

Financing Activities

Net cash used in financing activities was $136 million for the quarter ended March 31, 2015.  Financing activities primarily included the repurchase of 5.1 million shares of our common stock under our share repurchase program at a cost of $122 million as well as the repayment of $15 million in principal of the China Bank Facility.  Other financing sources in the period were $3 million of proceeds from the exercise of stock options.

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

Contractual Obligations and Other Cash Requirements

During the quarter ended March 31, 2015, we made aggregate contributions of $3 million to our U.S. and international pension plans and $2 million to our post-retirement benefit plans.  Based on the minimum amounts required by law or contractual obligation, we will make approximately $15 million of contributions to these plans during the remainder of 2015.  From time to time, we may elect to make additional discretionary contributions to our U.S. qualified and international pension plans.

We had net liabilities related to unrecognized tax benefits of $28 million at March 31, 2015.  We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $2 million within the next 12 months.

Guarantees

In addition to $15 million in outstanding letters of credit at March 31, 2015, we have guarantees that have been provided to various financial institutions.  At March 31, 2015, we had $8 million of outstanding guarantees primarily related to vendor deposits.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect the amounts and disclosures reported in our Consolidated Financial Statements and accompanying notes.  Our estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in our 2014 Form 10-K describe the critical accounting estimates and accounting policies used in the preparation of our Consolidated Financial Statements.  Actual results could differ from management’s estimates and assumptions.  There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2015.

OUTLOOK

In the fourth quarter of 2014, we announced our initiatives to reduce on an annual basis manufacturing costs by $50 million and reduce SG&A by $12 million as well as eliminate the stranded costs arising from the divestiture of  Chemtura AgroSolutions.  We indicated that $50 million of the cost reductions resulting from these initiatives would be reflected in 2015 profitability and that the full “run rate” of $62 million would be reflected in 2016 profitability.  The actions to implement these cost reduction initiatives were substantially completed in the first quarter of 2015 and were evident in the reduction of SG&A in the quarter.  The benefit of the manufacturing cost reductions should be evident in our profitability commencing in the second quarter of 2015 and subsequent quarters.

During the first quarter of 2015, the U.S. Dollar strengthened against the major foreign currencies resulting in the value of our net sales in foreign currencies declining when translated to U.S. Dollars.  Unless the U.S. Dollar weakens, we will see a reduction in the U.S. Dollar value of our net sales in foreign currencies in the subsequent quarters of 2015.  The impact on operating profit of these changes in foreign currency exchange rates is more muted, as we have costs denominated in foreign currencies related to U.S. denominated sales that have also declined as the U.S. Dollar has strengthened, offsetting much of the impact of translation of local currency denominated earnings.

The decline in the price of oil has resulted in a reduction in the cost of the petroleum-based raw materials we purchase.  This primarily benefits Industrial Performance.  While some of the benefit of lower raw material costs will be shared with our customers, we anticipate that this will be a continuing benefit until such time oil prices recover.  If lower fuel costs result in an increase in miles driven, in time it may also be a stimulus for the demand for lubricant additives sold by Industrial Performance.  Industrial Engineered segment sells clear brine fluids used in deep offshore oil and gas exploration.  If the lower price of oil results in a reduction in exploration, we may potentially see a reduction in our sales of clear brine fluids later in the year.

In recent months, there have been a number of industry announcements of price increases in bromine and bromine derivatives products.  A recovery in the prices for these products has been long awaited and will contribute to the profitability recovery of Industrial Engineered.  The second quarter of 2015 will permit us to see the strength of this selling price recovery trend.  Meanwhile, this segment’s sales volume is currently being constrained by supply disruptions resulting from a strike at an Israeli supplier.  Within our Industrial Engineered segment, our organometallics product lines are benefiting from increased demand for tin and Daystar products and from our cost reduction initiatives.  They are on plan to deliver continuing improvement over the course of 2015.

Led by our manufacturing cost reduction actions, we anticipate that profitability in the second quarter of 2015 will increase over profitability in the first quarter of 2015.  The magnitude of that improvement will be determined by the relative impact of actual raw material cost reductions, bromine costs and bromine price increases, the trend in sales volumes and a resolution of the bromine supply disruptions.

There are a number of risks to achieving our business plans as described in Item 1A - Risk Factors and summarized above in Forward Looking Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

This Item should be read in conjunction with Item 7A - Quantitative and Qualitative Disclosures About Market Risk included in our 2014 Form 10-K.

The fair market value of long-term debt is subject to interest rate risk.  Our total debt was $558 million at March 31, 2015.  The fair market value of such debt as of March 31, 2015 was $564 million, which has been determined primarily based on quoted market prices.

We did not have any financial instruments subject to foreign currency exchange risk as of March 31, 2015.

There have been no other significant changes in market risk during the quarter ended March 31, 2015.

ITEM 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures

As of March 31, 2015, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                             OTHER INFORMATION

ITEM 1.  Legal Proceedings

See Note 13 — Legal Proceedings and Contingencies in our Notes to Consolidated Financial Statements for a description of our legal proceedings.

ITEM 1A.  Risk Factors

Our risk factors are described in our 2014 on Form 10-K.  Investors are encouraged to review those risk factors in detail before making any investment in our securities.  There have been no significant changes in our risk factors during the quarter ended March 31, 2015.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities During the First Quarter of 2015

In October 2014, the Board approved a share repurchase authorization of up to $500 million conditioned upon the sale of the Chemtura AgroSolutions business.  This repurchase program will expire on December 1, 2015.

During the quarter ended March 31, 2015, we repurchased 5.1 million shares of our common stock at a cost of $122 million of which $48 million remained at March 31, 2015.

The shares are expected to be repurchased from time to time through open market purchases.  The program, does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the SEC.

The following table provides information about our repurchases of equity securities during the quarter ended March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions)		(in millions)	(in millions)
January 1, 2015 - January 31, 2015	2.7	$23.28	2.7	$107
February 1, 2015 - February 28, 2015	1.9	$23.53	1.9	$61
March 1, 2015 - March 31, 2015	0.5	$25.86	0.5	$48
Total	5.1		5.1

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

CHEMTURA CORPORATION

(Registrant)

Date:	April 29, 2015	/s/ Laurence M. Orton

Name: Laurence M. Orton
Title: Vice President and Corporate Controller (Principal Accounting Officer)