Form 10-Q
period 2015-06-30
Chemtura CORP
filed 2015-07-29
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No
The number of shares of common stock outstanding as of the latest practicable date is as follows

Class	Number of shares outstanding at June 30, 2015
Common Stock - $.01 par value	67,811,647

CHEMTURA CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2015

PART I.                 FINANCIAL INFORMATION

ITEM 1.                Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Quarters and six months ended June 30, 2015 and 2014
(In millions, except per share data)

	Quarters ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales	$464	$609	$902	$1,165

Cost of goods sold	350	451	690	887
Selling, general and administrative	41	67	77	127
Depreciation and amortization	24	25	48	53
Research and development	6	10	11	18
Facility closures, severance and related costs	—	4	1	6
Loss on sale of business	—	—	3	—
Equity income	(1)	—	(1)	—
Operating income	44	52	73	74
Interest expense	(8)	(11)	(16)	(23)
Other (expense) income, net	(2)	(3)	9	—
Earnings from continuing operations before income taxes	34	38	66	51
Income tax (expense) benefit	(16)	5	(27)	2
Earnings from continuing operations	18	43	39	53
Earnings from discontinued operations, net of tax	—	—	—	1
Gain (loss) on sale of discontinued operations, net of tax	1	(4)	—	(9)
Net earnings	$19	$39	$39	$45

Basic per share information
Earnings from continuing operations	$0.27	$0.46	$0.57	$0.56
Earnings from discontinued operations, net of tax	—	—	—	0.01
Gain (loss) on sale of discontinued operations, net of tax	0.01	(0.04)	—	(0.09)
Net earnings	$0.28	$0.42	$0.57	$0.48
Diluted per share information
Earnings from continuing operations	$0.26	$0.46	$0.56	$0.55
Earnings from discontinued operations, net of tax	—	—	—	0.01
Gain (loss) on sale of discontinued operations, net of tax	0.01	(0.04)	—	(0.09)
Net earnings	$0.27	$0.42	$0.56	$0.47

Weighted average shares outstanding - Basic	67.6	93.2	68.2	94.8
Weighted average shares outstanding - Diluted	68.5	94.4	69.1	96.1

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
Quarters and six months ended June 30, 2015 and 2014
(In millions)

	Quarters ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net earnings	$19	$39	$39	$45
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	20	12	(18)	6
Unrecognized pension and other post-retirement benefit costs	3	3	3	4
Unrealized gain on available for sale securities	1	—	5	—
Comprehensive income	$43	$54	$29	$55

See accompanying notes to Consolidated Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2015 (Unaudited) and December 31, 2014
(In millions, except par value data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$309	$392
Accounts receivable, net	264	251
Inventories, net	311	329
Other current assets	158	238
Assets held for sale	—	6
Total current assets	1,042	1,216
NON-CURRENT ASSETS
Property, plant and equipment, net	677	704
Goodwill	170	172
Intangible assets, net	93	99
Deferred tax asset - non-current	304	313
Other assets	163	163
Total assets	$2,449	$2,667
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term borrowings	$3	$18
Accounts payable	147	146
Accrued expenses	162	170
Below market contract obligation - current	38	38
Income taxes payable	21	24
Liabilities held for sale	—	9
Total current liabilities	371	405
NON-CURRENT LIABILITIES
Long-term debt	514	556
Pension and post-retirement health care liabilities	297	318
Below market contract obligation - non-current	165	185
Deferred tax liability - non-current	17	25
Other liabilities	110	124
Total liabilities	1,474	1,613
EQUITY
Common stock - $0.01 par value Authorized - 500.0 shares Issued - 100.6 shares at June 30, 2015 and 100.5 shares at December 31, 2014	1	1
Additional paid-in capital	4,368	4,383
Accumulated deficit	(2,223)	(2,262)
Accumulated other comprehensive loss	(407)	(397)
Treasury stock - at cost - 32.8 shares at June 30, 2015 and 28.8 shares at December 31, 2014	(765)	(672)
Total Chemtura stockholders' equity	974	1,053
Non-controlling interest	1	1
Total equity	975	1,054
Total liabilities and equity	$2,449	$2,667
See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30, 2015 and 2014
(In millions)

	Six months ended June 30,
	2015	2014
Increase (decrease) in cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$39	$45
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Loss on sale of discontinued operations	—	9
Loss on sale of business	3	—
Below market contract obligation	(19)	—
Depreciation and amortization	48	53
Share-based compensation expense	6	7
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(25)	(105)
Inventories	8	(6)
Accounts payable	4	17
Pension and post-retirement health care liabilities	(7)	(25)
Other	12	(27)
Net cash provided by (used in) operating activities	69	(32)
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	3	16
Sale of Platform Specialty Products Corporation shares	54	—
Capital expenditures	(32)	(48)
Net cash provided by (used in) investing activities	25	(32)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long term debt	—	14
Payments on long term debt	(59)	(112)
Payments on other short-term borrowings, net	—	(1)
Common shares acquired	(122)	(157)
Proceeds from exercise of stock options	13	6
Net cash used in financing activities	(168)	(250)
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(9)	—
Change in cash and cash equivalents	(83)	(314)
Cash and cash equivalents at beginning of period	392	549
Cash and cash equivalents at end of period	$309	$235

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)                         NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Chemtura Corporation, together with our consolidated subsidiaries, is a global specialty chemical company dedicated to delivering innovative, performance-driven engineered specialty chemical solutions which are used as additives, ingredients or intermediates that add value to our customers' end products.  We are committed to global sustainability through “greener technology” and developing engineered chemical solutions that meet our customers’ evolving needs. We operate in a wide variety of end-use industries, including automotive, building and construction, electronics, energy, lubricants, packaging and transportation. We are a leader in many of our key product lines and transact business in more than 80 countries.
Our principal executive offices are located in Philadelphia, PA and Middlebury, CT.
When we use the terms “Corporation,” “Company,” “Chemtura,” “Registrant,” “We,” “Us” and “Our,” unless otherwise indicated or the context otherwise requires, we are referring to Chemtura Corporation and our consolidated subsidiaries.
The information in the foregoing Consolidated Financial Statements for the quarters and six months ended June 30, 2015 and 2014 is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to our Consolidated Financial Statements.
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
The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).  The consolidated results of operations for the quarter ended June 30, 2015 are not necessarily indicative of the results expected for the full year.
Accounting Policies and Other Items
Included in accounts receivable are allowances for doubtful accounts of $2 million as of June 30, 2015 and December 31, 2014.
During the six months ended June 30, 2015 and 2014, we made cash interest payments of approximately $16 million and $22 million, respectively.  During the six months ended June 30, 2015 and 2014, we made cash payments for income taxes (net of refunds) of $20 million and $10 million, respectively.
At June 30, 2015, $4 million of our asset retirement obligation was included in accrued expenses and $13 million was included in other liabilities in our Consolidated Balance Sheet. At December 31, 2014, $3 million of our asset retirement obligation was included in accrued expenses and $13 million was included in other liabilities in our Consolidated Balance Sheet.
Accounting Developments
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2018. Early application is permitted in 2017 for calendar year entities. We currently do not intend to early adopt. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that the ASU will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under current U.S. GAAP, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense.  This ASU requires that they be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, which is similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense using the effective interest method. This ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We do not expect the adoption of this ASU to have a material impact on our financial statements.

2)                  DIVESTITURES
Divestitures Reported as Gain or Loss on Sale of Business
In November 2014, we sold our Chemtura AgroSolutions business to Platform Specialty Products Corporation ("Platform") under a Stock and Asset Purchase Agreement ("SAPA") for approximately $1 billion, consisting of $950 million in cash and 2 million shares of Platform's common stock. The purchase price was subject to customary post-closing adjustments, primarily for working capital which was settled in the quarter ended June 30, 2015.
During the second quarter of 2015, we sold all 2 million shares of Platform common stock for net proceeds of $54 million. As a result of holding the shares, which were accounted for as available for sale securities, we reported a net gain of $3 million in the second quarter of 2015 which is included in other (expense) income, net in the Consolidated Statement of Operations.
Under the terms of the SAPA, we retained most of the property, plant and equipment used to manufacture products of the Chemtura AgroSolutions business and continue to manufacture products for Platform under several supply agreements and a tolling agreement (collectively, the "supply agreements") with minimum terms of between two and four years. In alignment with the change in the nature of operations, we changed the name of this segment to Agrochemical Manufacturing.
The supply agreements with Platform are designed to recover the cash costs incurred to manufacture the products under the agreement. Accordingly, the supply agreements are considered below-market contracts for their full term. As of June 30, 2015, our Consolidated Balance Sheet included $203 million, which represents the remaining loss of profit, on a discounted basis, for these products over the remaining terms of the supply agreements, including contractual obligations to continue to supply for a period of up to 2 years after the termination of the supply agreements.
The recognition of this obligation, along with the accretion of the obligation to its undiscounted value, has been and will continue to be recorded as net sales in the Agrochemical Manufacturing segment on a straight-line basis over the term of each supply agreement based on our estimate of the timing of shipments. The recognition of this obligation will not generate cash flows during the term of the supply agreements. As of June 30, 2015, the current and long-term portions of this obligation, on a discounted basis, were $38 million and $165 million, respectively.
As of December 31, 2014, we had not transferred ownership of our wholly-owned subsidiary in Russia and our 15% investment in Certis Europe B.V. ("Certis") to Platform as provided in the SAPA due to certain pending approvals. Therefore, the value of these assets and liabilities along with the proceeds received for these investments were presented as assets and liabilities held for sale as of that date. The value ascribed to these investments as part of the purchase price was received at the closing in November 2014.
We closed on the sale of our subsidiary in Russia in January 2015 and we transferred our shares in Certis to Platform during the second quarter of 2015.

The following is a summary of the Chemtura AgroSolutions assets and liabilities held for sale as of December 31, 2014:

(In millions)	December 31, 2014
Accounts receivable, net	3
Inventories	1
Other assets	2
Assets	6
Accrued expenses	9
Liabilities	9
Net Assets	(3)

Included in the loss on sale of business for the six months ended June 30, 2015 is the working capital adjustment that was settled in the second quarter of 2015 and the sale of our wholly-owned subsidiary in Russia in the first quarter of 2015.
Divestitures Reported as Discontinued Operations
In December 2013, we sold our Consumer Products business to KIK Custom Products Inc. ("KIK") and in April 2013, we sold substantially all the assets of our Antioxidant business (the "Antioxidant Sale") to SK Blue Holdings, Ltd. (“SK”), an affiliate of SK Capital Partners III, L.P., and Addivant USA Holdings Corp ("Addivant"). During the six months ended June 30, 2014, we recognized a pre-tax loss of $9 million ($9 million after tax) primarily for post-closing adjustments and obligations, settlement of working capital claims and fees associated with those adjustments and claims which were recognized in loss on sale of discontinued operations, net of tax in the Consolidated Statement of Operations.

3)                         RESTRUCTURING ACTIVITIES
We recorded pre-tax charges of $1 million and $6 million during the six months ended June 30, 2015 and 2014, respectively, to facility closures, severance and related costs in our Consolidated Statements of Operations. The 2015 charge was mainly for severance related to the planned closure of our West Lafayette, IN facility that was initiated in February 2015 under the restructuring plan approved by our Board of Directors (the "Board”) in November 2014. The 2014 charge was primarily for severance and professional fees related to our organizational restructuring plan that was approved by the Board in 2013.
A summary of the changes in the liabilities established for restructuring programs during the six months ended June 30, 2015 is as follows:

(In millions)	Severance and Related Costs
Balance at December 31, 2014	$21
2015 charge	1
Cash payments	(15)
Balance at June 30, 2015	$7

At June 30, 2015 and December 31, 2014, the balance of these reserves were included in accrued expenses in our Consolidated Balance Sheet.

4)                         INVENTORIES

(In millions)	June 30, 2015	December 31, 2014
Finished goods	$192	$200
Work in process	37	35
Raw materials and supplies	82	94
	$311	$329

Included in the above net inventory balances are inventory obsolescence reserves of approximately $13 million at June 30, 2015 and December 31, 2014.

5)                         PROPERTY, PLANT AND EQUIPMENT

(In millions)	June 30, 2015	December 31, 2014
Land and improvements	$70	$71
Buildings and improvements	200	209
Machinery and equipment	1,200	1,248
Information systems equipment	165	167
Furniture, fixtures and other	20	22
Construction in progress	82	82
	1,737	1,799
Less: accumulated depreciation	1,060	1,095
	$677	$704

Depreciation expense was $21 million for the quarters ended June 30, 2015 and 2014, and $42 million and $44 million for the six months ended June 30, 2015 and 2014, respectively. Depreciation expense included accelerated depreciation of certain fixed assets associated with our restructuring programs of $1 million for the quarters ended June 30, 2015 and 2014, and $2 million and $4 million for the six months ended June 30, 2015 and 2014, respectively.

6)                         GOODWILL AND INTANGIBLE ASSETS
Goodwill was $170 million and $172 million at June 30, 2015 and December 31, 2014, respectively. The decrease in goodwill since December 31, 2014 was due to foreign currency translation. The goodwill is allocated to the Industrial Performance Products segment.
Our intangible assets (excluding goodwill) consist of Patents, Trademarks, Customer Relationships, Production Rights and Other Intangibles. At June 30, 2015 and December 31, 2014, our net intangible assets were $93 million and $99 million, respectively. The decrease was due to amortization expense. Amortization expense related to intangible assets was $3 million and $4 million for the quarters ended June 30, 2015 and 2014, respectively, and $6 million and $9 million for the six months ended June 30, 2015 and 2014, respectively.

7)                         DEBT
Our debt is comprised of the following:

(In millions)	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% Senior Notes due 2021	$450	$457	$450	$439
Term Loan due 2016	40	40	82	82
Other borrowings	27	27	42	42
Total Debt	517	524	574	563
Less: Other short-term borrowings	(3)		(18)
Total Long-term debt	$514		$556

Financing Facilities
2021 Senior Notes
In July 2013, we completed a registered public offering of $450 million of 5.75% Senior Notes due 2021 (the "2021 Senior Notes").
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
Term Loan
In August 2010, we entered into the Term Loan due 2016 with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Term Loan permitted us to increase the size of the facility with an accordion feature by up to $125 million.  Repayments were made on the Term Loan in 2013 and 2014 with proceeds from the 2021 Senior Notes offering, the cash proceeds from the sale of businesses and cash on hand. In May 2015, we made an additional repayment of $42 million. As of June 30, 2015, $40 million remained outstanding under the Term Loan.
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
Additionally, the Term Loan requires that we meet certain financial maintenance covenants including a maximum Secured Leverage Ratio (net of unrestricted cash, as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0. Additionally, the Term Loan contains a covenant related to the repayment of excess cash flow (as defined in the agreement). As of June 30, 2015, we were in compliance with the covenant requirements of the Term Loan.
ABL Facility
In December 2013, we entered into a five-year senior secured revolving credit facility that provides for $175 million available to our domestic subsidiaries (the "US ABL Facility") and €60 million available to Chemtura Sales Europe B.V., a Netherlands subsidiary (the “Foreign ABL Facility”, and together with the US ABL Facility, the “2018 ABL Facility”), subject in each case to availability under a borrowing base. The 2018 ABL Facility provides a $125 million letter of credit sub-facility.
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
At June 30, 2015 and December 31, 2014, we had no borrowings under the 2018 ABL Facility. However, we had $14 million and $15 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility. At June 30, 2015 and December 31, 2014, we had approximately $200 million and $211 million, respectively, of undrawn availability under the 2018 ABL Facility.
Other Facilities
In December 2012, we entered into a CNY 250 million (approximately $40 million) 5 year secured credit facility available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch (the "ABC Bank").  The China Bank Facility has been used for funding construction of our manufacturing facility in Nantong, China and is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd.  The loans under the China Bank Facility bear interest at a rate determined from time to time by ABC Bank based on the prevailing People's Bank of China Lending Rate. Repayments of principal will be made in semi-annual installments from December 2014 through December 2017. In January 2015, we prepaid $15 million of the China Bank Facility with proceeds from the sale of the Chemtura AgroSolutions business. At June 30, 2015 and December 31, 2014, we had borrowings of $12 million and $27 million, respectively, under the China Bank Facility.

8)                         INCOME TAXES
We reported income tax expense of $16 million and a benefit of $5 million for the quarters ended June 30, 2015 and 2014, respectively, and income tax expense of $27 million and a benefit of $2 million for the six months ended June 30, 2015 and 2014, respectively. The tax expense reported for the quarter and six months ended June 30, 2015 reflected higher earnings. In addition, following the release of U.S. valuation allowance in the fourth quarter of 2014, we recorded a full tax provision on our U.S. income. In the fourth quarter of 2014, we concluded that the positive evidence outweighed the negative evidence concerning our ability to use our U.S. deferred tax assets before they expire. As a result, we released a majority of our U.S. valuation allowance in the fourth quarter of 2014.
The tax benefit reported for quarter and six months ended June 30, 2014 included a decrease in foreign income taxes of approximately $15 million related to an unrecognized tax benefit that had been recorded for an international jurisdiction in prior years. The tax benefit was recorded after reaching an agreement with the international jurisdiction that effectively settles the prior year liability.
We have net liabilities related to unrecognized tax benefits of $28 million at June 30, 2015 and December 31, 2014.

9)                         ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss (“AOCL”), net of tax at June 30, 2015 and December 31, 2014, were as follows:

(in millions)	Foreign Currency Translation Adjustments	Unrecognized Pension and Other Post-Retirement Benefit Costs	Unrealized loss on available for sale securities	Total
As of December 31, 2014	$(86)	$(306)	$(5)	$(397)
Other comprehensive income (loss) before reclassifications	(23)	(5)	6	(22)
Amounts reclassified from AOCL	5	8	(1)	12
Net current period other comprehensive (loss) income	(18)	3	5	(10)
As of June 30, 2015	$(104)	$(303)	$—	$(407)

The following table summarizes the reclassifications from AOCL to the Consolidated Statement of Operations for the quarters and six months ended June 30, 2015 and 2014:

	Amount Reclassified from AOCL
	Quarters ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014	Affected line item in the consolidated statement of operations
Foreign currency translation items:
Loss on sale of business (a)	$—	$—	$(5)	$—	Loss on sale of business
Net of tax	—	—	(5)	—
Defined benefit pension plan items:
Amortization of prior-service costs (b)	1	1	2	2	Primarily SG&A
Amortization of actuarial losses (b)	(4)	(4)	(11)	(8)	Primarily SG&A
Total before tax	(3)	(3)	(9)	(6)
Total tax	—	1	1	1	Income Tax Expense
Net of tax	(3)	(2)	(8)	(5)
Sale of available for sale securities:
Gain on sale of Platform stock	2	—	2	—	Other (expense) income, net
Total tax	(1)	—	(1)	—	Income Tax Expense
Net of tax	1	—	1	—
Total reclassifications	$(2)	$(2)	$(12)	$(5)

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
The following is a reconciliation of the shares used in the computation of earnings per share:

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2015	2014	2015	2014
Weighted average shares outstanding - Basic	67.6	93.2	68.2	94.8
Dilutive effect of common share equivalents	0.9	1.2	0.9	1.3
Weighted average shares outstanding - Diluted	68.5	94.4	69.1	96.1

In October 2014, the Board approved a share repurchase authorization of up to $500 million conditioned upon the sale of the Chemtura AgroSolutions business. This repurchase program will expire on December 1, 2015.
During the six months ended June 30, 2015, we repurchased 5.1 million shares of our common stock at a cost of $122 million. As of June 30, 2015, $48 million remained under the share repurchase program.
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
Share-based compensation expense was $3 million for the quarters ended June 30, 2015 and 2014, and $6 million and $7 million for the six months ended June 30, 2015 and 2014, respectively. Stock-based compensation expense was primarily reported in SG&A.
Restricted Stock Units and Performance Shares
In March 2015, the compensation and governance committee of the Board (the "Compensation Committee") approved the grant of 0.2 million time-based RSUs under the 2015 long-term incentive awards (the "2015 Awards").  These RSUs vest ratably over a three-year period.
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
Total remaining unrecognized compensation expense associated with all unvested time-based RSUs and performance shares at June 30, 2015 was $17 million, which will be recognized over the weighted average period of approximately 2 years.

12)                  PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Components of our defined benefit plans net periodic benefit (credit) cost for the quarters and six months ended June 30, 2015 and 2014 are as follows:

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Quarters ended June 30,		Quarters ended June 30,		Quarters ended June 30,
(In millions)	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	6	7	5	5	1	1
Expected return on plan assets	(10)	(10)	(6)	(7)	—	—
Amortization of prior service cost	—	—	—	—	(1)	(1)
Amortization of actuarial losses	3	3	1	1	—	—
Net periodic benefit cost (credit)	$(1)	$—	$1	$—	$—	$—

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
(In millions)	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	12	14	9	10	2	2
Expected return on plan assets	(20)	(20)	(12)	(13)	—	—
Amortization of prior service cost	—	—	—	—	(2)	(2)
Amortization of actuarial losses	7	5	3	2	1	1
Net periodic benefit cost (credit)	$(1)	$(1)	$1	$—	$1	$1

We contributed $1 million to our U.S. non-qualified pension plans and $4 million to our international pension plans for the six months ended June 30, 2015.  Contributions to post-retirement health care plans for the six months ended June 30, 2015 were $4 million.

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
The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state statutes impose strict liability upon various classes of persons with respect to the costs associated with the investigation and remediation of waste disposal sites.  Such persons are typically referred to as “Potentially Responsible Parties” or PRPs.  Because in certain circumstances these laws have been construed to authorize the imposition of joint and several liability, the Environmental Protection Agency (“EPA”) and comparable state agencies could seek to recover all costs involving a waste disposal site from any one of the PRPs for such site, including Chemtura, despite the involvement of other PRPs.  Currently, we are one of a large number of PRPs with respect to a site in which we hold the majority of the liability. Chemtura and its subsidiaries may be named as PRPs at other sites in the future.  In addition, we are involved with environmental remediation and compliance activities at some of our current and former sites in the United States and abroad.
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
The total amount accrued for environmental liabilities as of June 30, 2015 and December 31, 2014 was $69 million and $76 million, respectively.  At June 30, 2015 and December 31, 2014, $21 million and $17 million, respectively, of these environmental liabilities were reflected as accrued expenses and $48 million and $59 million, respectively, were reflected as other liabilities.  We estimate that ongoing environmental liabilities could range up to $80 million at June 30, 2015.  Our accruals for environmental liabilities include estimates for determinable clean-up costs.  We recorded pre-tax charges of $4 million for the six months ended June 30, 2015 and made payments of $7 million during the six months ended June 30, 2015 for clean-up costs, which reduced our environmental liabilities.  At certain sites, we have contractual agreements with certain other parties to share remediation costs.  As of June 30, 2015, no receivables are outstanding related to these agreements.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.  We intend to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  However, the final cost of clean-up at these sites could exceed our present estimates, and could have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations, or cash flows.  Our estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites.
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
Guarantees
In addition to the letters of credit of $14 million and $15 million outstanding at June 30, 2015 and December 31, 2014, respectively, we have guarantees that have been provided to various financial institutions.  At June 30, 2015 and December 31, 2014, we had $8 million and $10 million of outstanding guarantees, respectively.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking and credit facilities, vendor deposits and European value added tax (“VAT”) obligations.
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
A summary of business data for our reportable segments for the quarters and six months ended June 30, 2015 and 2014 are as follows:

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2015	2014	2015	2014
Net Sales
Petroleum additives	$158	$183	$317	$354
Urethanes	72	76	145	152
Industrial Performance Products	230	259	462	506
Bromine based & related products	158	168	297	334
Organometallics	39	42	75	84
Industrial Engineered Products	197	210	372	418
Agrochemical Manufacturing	37	140	68	241
Total net sales	$464	$609	$902	$1,165

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2015	2014	2015	2014
Operating Income
Industrial Performance Products	$38	$26	$74	$53
Industrial Engineered Products	15	16	17	12
Agrochemical Manufacturing	10	36	18	58
	63	78	109	123
General corporate expense, including amortization	(19)	(22)	(32)	(43)
Facility closures, severance and related costs	—	(4)	(1)	(6)
Loss on sale of business	—	—	(3)	—
Total operating income	$44	$52	$73	$74

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
Condensed Consolidating Statement of Operations
Quarter ended June 30, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$464	$(356)	$304	$110	$406
Cost of goods sold	350	(356)	260	80	366
Selling, general and administrative	41	—	25	4	12
Depreciation and amortization	24	—	6	10	8
Research and development	6	—	4	1	1
Facility closures, severance and related costs	—	—	—	1	(1)
Loss (gain) on sale of business	—	—	14	—	(14)
Equity income	(1)	—	(1)	—	—
Operating income (loss)	44	—	(4)	14	34
Interest expense	(8)	—	(8)	—	—
Other (expense) income, net	(2)	—	4	—	(6)
Equity in net earnings of subsidiaries	—	(30)	30	—	—
Earnings from continuing operations before income taxes	34	(30)	22	14	28
Income tax expense	(16)	—	(4)	—	(12)
Earnings from continuing operations	18	(30)	18	14	16
Gain on sale of discontinued operations, net of tax	1	—	1	—	—
Net earnings	$19	$(30)	$19	$14	$16

Condensed Consolidating Statement of Operations
Six months ended June 30, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$902	$(699)	$593	$207	$801
Cost of goods sold	690	(699)	505	160	724
Selling, general and administrative	77	—	49	6	22
Depreciation and amortization	48	—	11	20	17
Research and development	11	—	6	2	3
Facility closures, severance and related costs	1	—	—	2	(1)
Loss (gain) on sale of business	3	—	12	—	(9)
Equity income	(1)	—	(1)	—	—
Operating income	73	—	11	17	45
Interest expense	(16)	—	(17)	—	1
Other income (expense), net	9	—	9	2	(2)
Equity in net earnings of subsidiaries	—	(45)	45	—	—
Earnings from continuing operations before income taxes	66	(45)	48	19	44
Income tax expense	(27)	—	(9)	—	(18)
Net earnings	$39	$(45)	$39	$19	$26

Condensed Consolidating Statement of Comprehensive Income
Quarter ended June 30, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$19	$(30)	$19	$14	$16
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	20	—	(5)	—	25
Unrecognized pension and other post-retirement benefit costs	3	—	3	—	—
Unrealized gain on available for sale securities	1	—	1	—	—
Comprehensive income	$43	$(30)	$18	$14	$41

Condensed Consolidating Statement of Comprehensive Income
Six months ended June 30, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$39	$(45)	$39	$19	$26
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(18)	—	11	—	(29)
Unrecognized pension and other post-retirement benefit costs	3	—	1	—	2
Unrealized gain on available for sale securities	5	—	5	—	—
Comprehensive income	$29	$(45)	$56	$19	$(1)

Condensed Consolidating Balance Sheet
As of June 30, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$1,042	$—	$469	$103	$470
Intercompany receivables	—	(1,770)	568	281	921
Investment in subsidiaries	—	(4,895)	799	1,135	2,961
Property, plant and equipment	677	—	112	217	348
Goodwill	170	—	93	3	74
Other assets	560	—	439	33	88
Total assets	$2,449	$(6,665)	$2,480	$1,772	$4,862
LIABILITIES AND EQUITY
Current liabilities	$371	$—	$155	$44	$172
Intercompany payables	—	(1,770)	491	526	753
Long-term debt	514	—	500	—	14
Other long-term liabilities	589	—	359	80	150
Total liabilities	1,474	(1,770)	1,505	650	1,089
Total equity	975	(4,895)	975	1,122	3,773
Total liabilities and equity	$2,449	$(6,665)	$2,480	$1,772	$4,862

Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$39	$(45)	$39	$19	$26
Adjustments to reconcile net earnings to net cash provided by operations:
Loss on sale of business	3	—	12	—	(9)
Below market contract obligation	(19)	—	(18)	—	(1)
Depreciation and amortization	48	—	11	20	17
Share-based compensation expense	6	—	6	—	—
Changes in assets and liabilities, net	(8)	45	(6)	(26)	(21)
Net cash provided by operations	69	—	44	13	12
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	3	—	4	—	(1)
Sale of Platform Specialty Products Corporation shares	54	—	54	—	—
Capital expenditures	(32)	—	(4)	(13)	(15)
Net cash provided by (used in) investing activities	25	—	54	(13)	(16)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long term debt	(59)	—	(43)	—	(16)
Common shares acquired	(122)	—	(122)	—	—
Proceeds from the exercise of stock options	13	—	13	—	—
Net cash used in financing activities	(168)	—	(152)	—	(16)
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(9)	—	—	—	(9)
Change in cash and cash equivalents	(83)	—	(54)	—	(29)
Cash and cash equivalents at beginning of period	392	—	227	—	165
Cash and cash equivalents at end of period	$309	$—	$173	$—	$136

Condensed Consolidating Statement of Operations
Quarter ended June 30, 2014
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$609	$(531)	$376	$110	$654
Cost of goods sold	451	(531)	307	92	583
Selling, general and administrative	67	—	36	4	27
Depreciation and amortization	25	—	7	7	11
Research and development	10	—	4	1	5
Facility closures, severance and related costs	4	—	—	1	3
Operating income	52	—	22	5	25
Interest expense	(11)	—	(14)	—	3
Other (expense) income, net	(3)	—	(11)	—	8
Equity in net earnings of subsidiaries	—	(43)	43	—	—
Earnings from continuing operations before income taxes	38	(43)	40	5	36
Income tax benefit (expense)	5	—	(1)	—	6
Earnings from continuing operations	43	(43)	39	5	42
Loss on sale of discontinued operations, net of tax	(4)	—	—	(3)	(1)
Net earnings	$39	$(43)	$39	$2	$41

Condensed Consolidating Statement of Operations
Six months ended June 30, 2014
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,165	$(1,023)	$710	$224	$1,254
Cost of goods sold	887	(1,023)	590	191	1,129
Selling, general and administrative	127	—	70	8	49
Depreciation and amortization	53	—	13	15	25
Research and development	18	—	7	3	8
Facility closures, severance and related costs	6	—	2	1	3
Operating income	74	—	28	6	40
Interest expense	(23)	—	(27)	—	4
Other (expense) income, net	—	—	(11)	—	11
Equity in net earnings of subsidiaries	—	(56)	56	—	—
Earnings from continuing operations before income taxes	51	(56)	46	6	55
Income tax benefit (expense)	2	—	(1)	—	3
Earnings from continuing operations	53	(56)	45	6	58
Earnings from discontinued operations, net of tax	1	—	1	—	—
Loss on sale of discontinued operations, net of tax	(9)	—	(1)	(6)	(2)
Net earnings	$45	$(56)	$45	$—	$56

Condensed Consolidating Statement of Comprehensive Income
Quarter ended June 30, 2014
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$39	$(43)	$39	$2	$41
Other comprehensive income, net of tax
Foreign currency translation adjustments	12	—	2	—	10
Unrecognized pension and other post-retirement benefit costs	3	—	2	—	1
Comprehensive income	$54	$(43)	$43	$2	$52

Condensed Consolidating Statement of Comprehensive Income
Six months ended June 30, 2014
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$45	$(56)	$45	$—	$56
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	6	—	3	—	3
Unrecognized pension and other post-retirement benefit costs	4	—	7	—	(3)
Comprehensive income	$55	$(56)	$55	$—	$56

Condensed Consolidating Balance Sheet
As of December 31, 2014
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$1,216	$—	$539	$113	$564
Intercompany receivables	—	(6,937)	3,094	2,752	1,091
Investment in subsidiaries	—	(4,923)	822	1,134	2,967
Property, plant and equipment	704	—	116	222	366
Goodwill	172	—	93	3	76
Other assets	575	—	448	36	91
Total assets	$2,667	$(11,860)	$5,112	$4,260	$5,155
LIABILITIES AND EQUITY
Current liabilities	$405	$—	$155	$44	$206
Intercompany payables	—	(6,937)	2,971	3,031	935
Long-term debt	556	—	541	—	15
Other long-term liabilities	652	—	391	83	178
Total liabilities	1,613	(6,937)	4,058	3,158	1,334
Total equity	1,054	(4,923)	1,054	1,102	3,821
Total liabilities and equity	$2,667	$(11,860)	$5,112	$4,260	$5,155

Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2014
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$45	$(56)	$45	$—	$56
Adjustments to reconcile net earnings to net cash (used in) provided by operations:
Loss on sale of discontinued operations	9	—	1	6	2
Depreciation and amortization	53	—	13	15	25
Share-based compensation expense	7	—	7	—	—
Changes in assets and liabilities, net	(146)	56	(63)	(16)	(123)
Net cash (used in) provided by operations	(32)	—	3	5	(40)
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	16	—	(2)	9	9
Capital expenditures	(48)	—	(7)	(14)	(27)
Net cash used in investing activities	(32)	—	(9)	(5)	(18)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	14	—	—	—	14
Payments on long term debt	(112)	—	(111)	—	(1)
Payments on other short-term borrowings, net	(1)	—	—	—	(1)
Common shares acquired	(157)	—	(157)	—	—
Proceeds from exercise of stock options	6	—	6	—	—
Net cash (used in) provided by financing activities	(250)	—	(262)	—	12
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	—	—	—	—	—
Change in cash and cash equivalents	(314)	—	(268)	—	(46)
Cash and cash equivalents at beginning of period	549	—	317	—	232
Cash and cash equivalents at end of period	$235	$—	$49	$—	$186

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

•
The ability to comply with product registration requirements of regulatory authorities, including the U.S. Food and Drug Administration (the “FDA”) and European Union Registration, Evaluation and Authorization of Chemicals ("REACh") legislation;

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

OUR BUSINESS
We are a global, publicly traded specialty chemical company dedicated to delivering innovative, performance-driven engineered specialty chemical solutions which are used as additives, ingredients or intermediates that add value to our customers' end products. We are committed to global sustainability through “greener technology” and developing engineered chemical solutions that meet our customers’ evolving needs. We operate in a wide variety of end-use industries, including automotive, building and construction, electronics, lubricants, packaging and transportation. We are a leader in many of our key product lines and transact business in more than 80 countries. Our principal executive offices are located in Philadelphia, Pennsylvania and Middlebury, Connecticut.
The primary economic factors that influence the operations and net sales of our Industrial Performance Products (“Industrial Performance”) and Industrial Engineered Products (“Industrial Engineered”) segments (collectively referred to as “Industrials”) are demand conditions in industrial, electronics, energy, residential and commercial construction, and transportation markets. Other factors affecting our financial performance include industry capacity, customer demand, raw material and energy costs, and selling prices. Selling prices are heavily influenced by the global demand and supply for the products we produce and competitor behavior. We pursue selling prices that reflect the value our products deliver to our customers, while seeking to pass on higher costs for raw material and energy to preserve our profit margins.
Our Agrochemical Manufacturing segment represents ongoing supply agreements with Platform Specialty Products Corporation ("Platform") which were entered into in November 2014 contemporaneously with the sale of our former Chemtura AgroSolutions business to Platform. The supply agreements with Platform are designed to recover the cash costs incurred to manufacture the products under the agreements.

SECOND QUARTER RESULTS
Given the sale of our Chemtura AgroSolutions business to Platform in November 2014, our discussion of the results of operations for the consolidated Company for 2015 compared with 2014 is less meaningful to investors due to the change in the nature of the operations associated with our Agrochemical Manufacturing business from a market participant to a supplier of products to Platform under the supply agreements.
We believe the most effective way to present to investors the change in results of continuing operations for 2015 compared with 2014 is to provide separate discussions of the changes in our consolidated results for Chemtura excluding the Agrochemical Manufacturing segment and then for the Agrochemical Manufacturing segment.
The following chart presents the results of operations of the consolidated Company including the Agrochemical Manufacturing segment through operating income. The chart then segregates the results of operations for the Agrochemical Manufacturing segment from the total for our Industrial Performance, Industrial Engineered and Corporate segments combined (collectively referred to as the “Core Segments”). The discussion of the components of operating income included in the section titled Overview - Core Segments reflects only those changes related to the Core Segments. A separate discussion regarding the changes in results of operations of the Agrochemical Manufacturing segment is presented in this section under the heading “Agrochemical Manufacturing”.
Components of net income which are not included in operating income are not directly affected by the sale of our Chemtura AgroSolutions business and, therefore, the discussion related to changes in those components for 2015 compared with 2014 represent changes to the Company as a whole.

	Quarter Ended June 30, 2015			Quarter Ended June 30, 2014
		Agrochemical	Core		Agrochemical	Core
(in millions)	Consolidated	Manufacturing	Segments	Consolidated	Manufacturing	Segments
Net Sales	$464	$37	$427	$609	$140	$469
Cost of goods sold (a)	350	26	324	451	80	371
Gross Profit (a)	114	11	103	158	60	98
Selling, general and administrative	41	—	41	67	19	48
Depreciation and amortization	24	1	23	25	2	23
Research and development	6	—	6	10	3	7
Facility closures, severance and related costs	—	—	—	4	—	4
Equity income	(1)	—	(1)	—	—	—
Operating Income	$44	$10	$34	$52	$36	$16

(a)	Excludes depreciation and amortization expense which are shown separately.
Overview - Core Segments
Consolidated net sales in our Core Segments for the second quarter of 2015 were $427 million or $42 million lower than the second quarter of 2014 due to lower sales volume and unfavorable product mix of $26 million, unfavorable foreign currency translation of $10 million and lower selling prices of $6 million. We experienced lower overall volume in both our Industrial Engineered and Industrial Performance segments. Sales volume declines in our Industrial Engineered segment related primarily to the reduction in sales of flame retardants for flexible urethane foams used in furniture applications and the interruption in supply of elemental bromine due to a strike at a third-party supplier, partially offset by increased demand for our clear brine fluids, tin specialty products and flame retardants used in electronic applications. Sales volume in our Industrial Performance segment was affected by lower customer demand across most petroleum additive products and order timing. Overall selling prices were down primarily in our Industrial Performance segment due to contractual and negotiated agreements that require reductions in selling prices in the event of reductions in certain raw material costs, offset in part by increases in selling prices for flame retardant used in electronic applications by our Industrial Engineered segment. In addition, we continued to experience the effects of unfavorable foreign currency translation due to the strengthening of the U.S. Dollar against the major foreign currencies.
Gross profit for our Core Segments in the second quarter of 2015 was $103 million, an increase of $5 million compared with the second quarter of 2014.  Gross profit as a percentage of net sales for our core segments increased to 24% for the second quarter of 2015 compared with 21% for the second quarter of 2014.  The increase in gross profit was primarily due to lower raw material costs and net favorable foreign currency translation, partly offset by slightly lower sales volume, unfavorable product mix and lower selling prices.
Selling, general and administrative (“SG&A”) expenses of $41 million were $7 million lower than the second quarter of 2014. Our second quarter 2014 SG&A expenses included $7 million of expenses we incurred in connection with the sale of our Chemtura AgroSolutions business. SG&A expenses in the second quarter of 2015 benefited from our various cost savings initiatives that we announced in 2014. These benefits were partly offset, however, by higher costs associated with our management incentive plans in 2015 compared with the prior year.
Other Non-Operating Income and Expense
The following discussion regarding income and expense outside of operating income is presented on a consolidated Company basis, which is the sum of the Core Segments and the Agrochemical Manufacturing segment.
Interest expense was $8 million during the second quarter of 2015, $3 million lower than 2014, which was primarily the result of our repayments of debt utilizing net after-tax cash proceeds from the sale of Chemtura AgroSolutions.
Other expense, net was $2 million in the second quarter of 2015 which was $1 million lower than 2014. Other expense, net in the second quarter of 2015 included a gain of $3 million related to the sale of the Platform shares. The remaining activity primarily reflected realized and unrealized foreign exchange gains or losses, most significantly related to the decline in the value of the U.S. Dollar to the Euro in the second quarter of 2015.
Income tax expense reported for the second quarter of 2015 was $16 million compared with a benefit of $5 million in the second quarter of 2014. The tax expense reported for the second quarter of 2015 reflected higher earnings and provided a full tax provision on our U.S. income, following the release of the U.S. valuation allowance in the fourth quarter of 2014. In 2014, we concluded that the positive evidence outweighed the negative evidence that we can utilize our U.S. deferred tax assets before they expire. As a result we released a majority of our U.S. valuation allowance. The tax benefit reported in the second quarter of 2014 included a decrease in foreign income taxes of approximately $15 million related to an unrecognized tax benefit that had been recorded for an international jurisdiction in prior years.  The tax benefit was recorded after reaching an agreement with the international jurisdiction that effectively settled the prior year liability. In the second quarter of 2014, due to the continuing application of a valuation allowance against our U.S. deferred tax assets, we did not record an income statement tax provision on our U.S. income/(losses) reflecting the related expense/(benefit) as a reduction/(increase) in the valuation allowance.
Net earnings from continuing operations for the second quarter of 2015 were $18 million, or $0.26 per diluted share, as compared with $43 million, or $0.46 per diluted share, for the second quarter of 2014. Our 2014 results include the Chemtura AgroSolutions business prior to the sale of that business in November 2014.
The gain on sale of discontinued operations, net of tax for the second quarter of 2015, was $1 million, or $0.01 per diluted share, and related to the sale of our Consumer Products business. The loss on sale of discontinued operations, net of tax for the second quarter of 2014, was $4 million, or $0.04 per diluted share, which primarily represented the post-closing adjustments and obligations, settlement of working capital claims and fees associated with those adjustments and claims related to the sale our Consumer Products business.
The following tables describe the major factors impacting net sales and operating income for each of our segments:

Net Sales (in millions)	Industrial Performance Products	Industrial Engineered Products	Subtotal Core Segments	Agrochemical Manufacturing	Total
Quarter Ended June 30, 2014	$259	$210	$469	$140	$609
Changes in selling prices	(8)	2	(6)	—	(6)
Unit volume and mix	(16)	(10)	(26)	—	(26)
Foreign currency	(5)	(5)	(10)	—	(10)
Divestiture	—	—	—	(103)	(103)
Quarter Ended June 30, 2015	$230	$197	$427	$37	$464

Operating Income (in millions)	Industrial Performance Products	Industrial Engineered Products	General corporate expense	Facility closures, severance and related costs	Subtotal Core Segments	Agrochemical Manufacturing	Total
Quarter Ended June 30, 2014	$26	$16	$(22)	$(4)	$16	$36	$52
Costs associated with the sale of Chemtura AgroSolutions	—	—	7	—	7	—	7
Divestitures	—	—	—	—	—	(27)	(27)
Subtotal	26	16	(15)	(4)	23	9	32
Price over raw materials (a)	8	8	—	—	16	—	16
Unit volume and mix	(7)	(3)	—	—	(10)	—	(10)
Foreign currency	2	—	—	—	2	—	2
Manufacturing cost and absorption	6	(6)	—	—	—	—	—
Distribution cost	(2)	2	—	—	—	—	—
Depreciation and amortization expense	1	(1)	—	—	—	1	1
Facility closures, severance and related costs	—	—	—	4	4	—	4
SGA&R	3	—	(2)	—	1	—	1
Other	1	(1)	(2)	—	(2)	—	(2)
Quarter Ended June 30, 2015	$38	$15	$(19)	$—	$34	$10	$44

(a)
Price over raw materials is the sum of the net changes in selling prices and the net changes in raw material costs between the two periods. As the reduction in the costs of certain raw materials result in certain circumstances in reductions in selling prices under certain contractual and negotiated agreements, the change in selling prices net of changes in raw material costs provides a better measure of the impact of selling price changes on our profitability (referred to as "price over raw materials").

The following is a discussion of the results of our segments for the second quarter ended June 30, 2015.
Industrial Performance Products
Our Industrial Performance segment reported lower net sales and higher operating income for the second quarter of 2015 compared with the same quarter of 2014.
The decline in net sales was primarily the result of lower selling prices and reduced customer demand and customer order timing for our refrigeration lubricants, inhibitor, intermediates and detergent products coupled with unfavorable product mix in our urethane business. The lower selling prices were primarily related to our obligation to pass along certain reductions in raw material costs to our customers. The impact of the strengthening of the U.S. Dollar against major foreign currencies in 2015 compared to 2014 resulted in the value of net sales denominated in foreign currencies translating to lower U.S. Dollar sales this quarter compared to the second quarter of 2014.
Operating income improved this quarter compared with the second quarter of 2014 due to lower raw materials costs, lower manufacturing costs, and reduced SG&A and research and development ("R&D") (collectively "SGA&R") expense, which was primarily the result of implementing many of the cost reduction initiatives we announced in 2014. These benefits were partly offset by the lower volumes and unfavorable product mix noted above.
Industrial Engineered Products
Our Industrial Engineered segment reported lower net sales and slightly lower operating income for the second quarter of 2015 compared with the same quarter of 2014.
Volume declines versus a year ago are attributable primarily to the reduction in demand for flame retardants for flexible urethane foams used in furniture applications, reduction in customer demand for certain flame retardants used in rigid foam applications and the interruption in supply of elemental bromine due to a strike at a third-party supplier, partially offset by increased demand for our clear brine fluids, tin specialty products and flame retardants used in electronic applications. In addition, we discontinued the sales of certain phosphorus-based flame retardants in the second half of 2014 and their absence in the second quarter 2015 operating results affected year-over-year volume comparisons. Volume declines were partially offset by improved sales of flame retardants going into electronics applications, which also saw a significant increase in selling prices in the second quarter of 2015. In addition, clear brine fluids used in deep offshore oil and gas well exploration and tin specialty products saw volume increases compared to the prior year. The impact of the strengthening of the U.S. Dollar in 2015 compared to 2014 against major foreign currencies resulted in the value of net sales in foreign currency translating to lower U.S. Dollar sales compared to the second quarter of 2014.
Despite lower net sales, our Industrial Engineered segment reported only a slight decrease in operating income. The effect of volume declines and manufacturing cost increases on operating income were offset by the benefit of increased prices, lower raw material costs and lower distribution costs. Manufacturing cost increases were primarily related to the lower volume coupled with production interruptions at our plant that produces Emerald Innovation 3000 TM.
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
Corporate expense was $19 million in the second quarter of 2015, which included amortization and depreciation expense of $4 million.  In comparison, corporate expense was $22 million in the second quarter of 2014, which included amortization and depreciation expense of $4 million. The decrease is primarily the result of $7 million in non-recurring costs in 2014 related to the sale of our Chemtura AgroSolutions business offset by a net increase in our environmental reserves and higher costs under our management incentive plans in 2015 compared to last year.
Agrochemical Manufacturing
The results of the Agrochemical Manufacturing segment in 2015 is not comparable to the results in 2014 due to the change in the nature of the business subsequent to the sale of the Chemtura AgroSolutions business in November 2014. The supply agreements with Platform are designed to recover the cash costs incurred to manufacture the products under the agreements, excluding depreciation and amortization. The operating income of the Agrochemical Manufacturing segment primarily represents the amortization, net of accretion of the below-market contract obligation established when the Chemtura

AgroSolutions business was sold in November 2014.

YEAR TO DATE RESULTS
The following chart presents the results of operations of the consolidated Company including the Agrochemical Manufacturing segment through operating income. The chart then segregates the results of operations for the Agrochemical Manufacturing segment from the total for our Core Segments.

	Six months ended June 30, 2015			Six months ended June 30, 2014
		Agrochemical	Core		Agrochemical	Core
(in millions)	Consolidated	Manufacturing	Segments	Consolidated	Manufacturing	Segments
Net Sales	$902	$68	$834	$1,165	$241	$924
Cost of goods sold (a)	690	47	643	887	139	748
Gross Profit (a)	212	21	191	278	102	176
Selling, general and administrative	77	1	76	127	34	93
Depreciation and amortization	48	2	46	53	5	48
Research and development	11	—	11	18	5	13
Facility closures, severance and related costs	1	—	1	6	—	6
Loss on sale of business (b)	3	—	3	—	—	—
Equity income	(1)	—	(1)	—	—	—
Operating Income	$73	$18	$55	$74	$58	$16

(a)	Excludes depreciation and amortization expense which are shown separately.

(b)	Loss on sale of business was reported in our Corporate segment and represents customary working capital and other adjustments and the sale of our wholly-owned subsidiary in Russia to Platform.
Overview - Core Segments
Consolidated net sales of our Core Segments for the six months ended June 30, 2015 were $834 million or $90 million lower than the six months ended June 30, 2014 due to lower sales volume of $69 million, unfavorable foreign currency translation of $20 million and lower selling prices of $1 million. The majority of the volume decline related to our Industrial Engineered segment, although our Industrial Performance segment saw lower volume and overall unfavorable product mix. Additionally, we continue to experience the unfavorable effect of foreign currency translation on net sales as the strengthening of the U.S. Dollar against foreign currencies in 2015 compared to 2014 resulted in a lower value of U.S. Dollar sales in the first half of 2015 as compared with the same period in 2014. Sales volume declines in our Industrial Engineered segment related primarily to the reduction in sales of flame retardant for flexible urethane foams used in furniture applications coupled with the interruption in supply of elemental bromine due to a strike at a third-party supplier, offset in part by increased demand for Emerald Innovation 3000TM, products used in electronic applications and clear brine fluids in the first half of 2015. In the first half of 2015, Industrial Performance experienced unfavorable product mix, particularly in urethane products, and lower volumes, particularly in intermediates and inhibitor products.
Gross profit for our Core Segments in the six months ended June 30, 2015 was $191 million, an increase of $15 million compared with the six months ended June 30, 2014.  Gross profit as a percentage of net sales increased to 23% for the six months ended June 30, 2015 as compared with 19% for the six months ended June 30, 2014.  The increase in gross profit was primarily due to lower raw material costs, favorable manufacturing costs and variances, favorable foreign currency translation and lower distribution costs, partly offset by lower sales volume and unfavorable product mix. Included in the six months ended June 30, 2014 was a $6 million charge for excess inventory that did not reoccur in 2015.
SG&A expenses of $76 million in the first half of 2015 were $17 million lower than in the same half of 2014. Our SG&A for the first six months of 2014 included $11 million of expenses we incurred in connection with the sale of our Chemtura AgroSolutions business. The first six months of 2015 benefited from our various cost savings initiatives that we announced at the end of 2014. These benefits, however, were offset in part by higher costs under our management incentive plans in 2015 compared to last year.
Other Non-Operating Income and Expense
The following discussion regarding income and expense outside of operating income is presented on a consolidated Company basis, which is the sum of the Core Segments and the Agrochemical Manufacturing segment.

Interest expense was $16 million during the six months ended June 30, 2015, $7 million lower than in the same six months of 2014, primarily the result of our repayments of debt utilizing net after-tax cash proceeds from the sale of Chemtura AgroSolutions.
Other income, net was $9 million in the six months ended June 30, 2015 compared with less than $1 million in the six months ended June 30, 2014. Other income, net in the six months ended June 30, 2015 included a gain of $3 million related to the sale of the Platform shares. The remaining activity primarily reflected realized and unrealized foreign exchange gains or losses, most significantly related to the strengthening of the U.S. Dollar against foreign currencies in the first quarter of 2015.
Income tax expense reported for the six months ended June 30, 2015 was $27 million compared with a benefit of $2 million in the six months ended June 30, 2014. The tax expense reported in 2015 reflected higher earnings and recorded a full tax provision on our U.S. income, following the release of the U.S. valuation allowance in the fourth quarter of 2014. In 2014, we concluded that the positive evidence outweighed the negative evidence that we can utilize our U.S. deferred tax assets before they expire. As a result we released a majority of our U.S. valuation allowance. The tax expense reported in the six months ended June 30, 2014 included a decrease in foreign income taxes of approximately $15 million related to an unrecognized tax benefit that had been recorded for an international jurisdiction in prior years.  The tax benefit was recorded after reaching an agreement with the international jurisdiction that effectively settled the prior year liability. In the six months ended June 30, 2014, due to the continuing application of a valuation allowance against our U.S. deferred tax assets, we did not record an income statement tax provision on our U.S. income/(losses) reflecting the related expense/(benefit) as a reduction/(increase) in the valuation allowance.
Net earnings from continuing operations for the six months ended June 30, 2015 were $39 million, or $0.56 per diluted share, as compared with $53 million, or $0.55 per diluted share, for the six months ended June 30, 2014. Our 2014 results included the Chemtura AgroSolutions business prior to the sale of that business in November 2014.
Earnings from discontinued operations, net of tax for the six months ended June 30, 2014, was $1 million, or $0.01 per diluted share, which related to the Consumer Products business.
The loss on sale of discontinued operations, net of tax for the six months ended June 30, 2014, was $9 million, or $0.09 per diluted share, which primarily represented post-closing adjustments and obligations, settlement of working capital claims and fees associated with those adjustments and claims related to the sale of our Consumer Products business.
The following tables describe the major factors impacting net sales and operating income for each of our segments:

Net Sales (in millions)	Industrial Performance Products	Industrial Engineered Products	Subtotal Core Segments	Agrochemical Manufacturing	Total
Six months ended June 30, 2014	$506	$418	$924	$241	$1,165
Changes in selling prices	(5)	4	(1)	—	(1)
Unit volume and mix	(28)	(41)	(69)	—	(69)
Foreign currency	(11)	(9)	(20)	—	(20)
Divestiture	—	—	—	(173)	(173)
Six months ended June 30, 2015	$462	$372	$834	$68	$902

Operating Income (in millions)	Industrial Performance Products	Industrial Engineered Products	General corporate expense	Facility closures, severance and related costs	Loss on sale of business	Subtotal Core Segments	Agrochemical Manufacturing	Total
Six months ended June 30, 2014	$53	$12	$(43)	$(6)	$—	$16	$58	$74
Loss on sale of business	—	—	—	—	(3)	(3)	—	(3)
Costs associated with the sale of Chemtura AgroSolutions	—	—	11	—	—	11	—	11
Divestitures	—	—	—	—	—	—	(43)	(43)
Subtotal	53	12	(32)	(6)	(3)	24	15	39
Price over raw materials (a)	17	11	—	—	—	28	—	28
Unit volume and mix	(15)	(13)	—	—	—	(28)	—	(28)
Foreign currency	4	1	—	—	—	5	—	5
Manufacturing cost and absorption	8	3	—	—	—	11	—	11
Distribution cost	(2)	5	—	—	—	3	—	3
Depreciation and amortization expense	5	(3)	—	—	—	2	3	5
Facility closures, severance and related costs	—	—	—	5	—	5	—	5
SGA&R	5	1	—	—	—	6	—	6
Other	(1)	—	—	—	—	(1)	—	(1)
Six months ended June 30, 2015	$74	$17	$(32)	$(1)	$(3)	$55	$18	$73

(a)
Price over raw materials is the sum of the net changes in selling prices and the net changes in raw material costs between the two periods. As the reduction in the costs of certain raw materials result in certain circumstances in reductions in selling prices under certain contractual and negotiated agreements, the change in selling prices net of changes in raw material costs provides a better measure of the impact of selling price changes on our profitability (referred to as "price over raw materials").

The following is a discussion of the results of our segments for the six months ended June 30, 2015.
Industrial Performance Products
Our Industrial Performance segment reported lower net sales and higher operating income for the six months ended June 30, 2015 compared with the same period in 2014.
The decline in net sales resulted from changes in product mix and lower petroleum additive volumes, particularly in the second quarter of 2015. Lower volumes were the result of reduced customer demand across most petroleum additive products and order timing. Net sales were further impacted by the strengthening of the U.S. Dollar against major foreign currencies resulting in the value of net sales in foreign currency translating to lower U.S. Dollar sales in the first half of 2015 as compared to the same period of 2014. Our petroleum additive products reflected lower overall selling prices which were principally the result of our contractual and negotiated agreements that result in certain circumstances in reductions in selling prices when certain raw material costs decline.
Despite the reduction in net sales, operating income compared with the six months ended June 30, 2014 was $21 million higher than the same period of 2014 due to the benefit of price over raw materials and lower SGA&R expense primarily the result of implementing many of the cost reduction initiatives we announced in 2014. The changes in foreign exchange rates also provided a net benefit due to the location of our manufacturing footprint. These benefits were partly offset by the unfavorable product mix described above.
Industrial Engineered Products
Our Industrial Engineered segment reported lower net sales but higher operating income for the six months ended June 30, 2015 compared with the same period in 2014.
The lower net sales is primarily driven by volume declines in flame retardants for flexible urethane foams used in furniture applications that have grown over the last twelve months and the interruption in supply of elemental bromine due to a strike at a third-party supplier that has impacted much of the first half of 2015. The net benefit of the adoption of Emerald Innovation

3000TM product as customers switched from the traditional HBCD flame retardant continues but we experienced production interruptions that reduced our volumes in the second quarter of 2015 while sales of products used in electronic applications, which were weak in the first three months of the year, strengthened in the second quarter of 2015. In addition, we discontinued the sales of certain phosphorus-based flame retardants in the second half of 2014 and their absence in the first half of 2015 operating results affected year-over-year comparisons. Clear brine fluid used in deep offshore oil and gas well exploration saw volume increases over the prior year. Overall selling price increases for bromine and bromine derivatives were offset by the unfavorable effects of foreign currency translation due to the strengthening of the U.S. Dollar against foreign currencies in 2015 compared to 2014.
Operating income in this segment increased over the same six months in 2014 notwithstanding the decline in net sales. The effect of volume declines on operating income were offset by the benefit of price over raw material costs, lower distribution costs and lower SGA&R as we started to see the effect of our cost reduction initiatives announced in the fourth quarter of 2014. The reduction in manufacturing costs is primarily related to the absence of a $6 million charge taken in the first quarter of 2014 to increase our excess inventory reserves.
Corporate
Our Corporate segment includes costs of a general nature or managed on a corporate basis.  These costs, net of allocations to the business segments, primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization.  Functional costs are allocated between the business segments and general corporate expense.
Corporate expense was $32 million in the six months ended June 30, 2015, which included amortization and depreciation expense of $8 million.  In comparison, corporate expense was $43 million in the six months ended June 30, 2014, which included amortization and depreciation expense of $8 million. The decrease is primarily the result of $11 million in non-recurring costs in 2014 related to the sale of our Chemtura AgroSolutions business, a $2 million gain on the sale of a facility in the United States in 2015 offset by a net increase in our environmental reserves and higher costs under our management incentive plans in 2015 compared to last year.
Agrochemical Manufacturing
The results of the Agrochemical Manufacturing segment in 2015 is not comparable to the results in 2014 due to the change in the nature of the business subsequent to the sale of the Chemtura AgroSolutions business in November 2014. The supply agreements with Platform are designed to recover the cash costs incurred to manufacture the products under the agreements, excluding depreciation and amortization. The operating income of the Agrochemical Manufacturing segment primarily represents the amortization, net of accretion of the below-market contract obligation established when the Chemtura AgroSolutions business was sold in November 2014.

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
Senior Notes
In July 2013, we issued in a registered public offering $450 million of 5.75% Senior Notes due 2021 (the "2021 Senior Notes"). As of June 30, 2015, $450 million remained outstanding.

Loans
In August 2010, we entered into a Term Loan due 2016 with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1% (the "Term Loan").  The Term Loan permitted us to increase the size of the facility with an accordion feature by up to $125 million.  Repayments were made on the Term Loan in 2013 and 2014 with proceeds from the 2021 Senior Notes offering, sale of businesses and cash on hand. In May 2015, we made an additional repayment of $42 million. As of June 30, 2015, $40 million remained outstanding.
We maintain a 5 year secured credit facility of CNY 250 million (approximately $40 million) available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch.  The China Bank Facility has been used for funding construction of our manufacturing facility in Nantong, China and is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd. Repayments of principal will be made in semi-annual installments from December 2014 through December 2017. In December 2014 and January 2015, we prepaid $5 million and $15 million, respectively, of the China Bank Facility with proceeds from the sale of the Chemtura AgroSolutions business. As of June 30, 2015, $12 million remained outstanding.
Revolving Credit Facilities
In December 2013, we entered into a five-year senior secured revolving credit facility that provides for $175 million available to our domestic subsidiaries (the "US ABL Facility") and €60 million available to Chemtura Sales Europe B.V., a Netherlands subsidiary (the “Foreign ABL Facility”, and together with the US ABL Facility, the “2018 ABL Facility”), subject in each case to availability under a borrowing base. The 2018 ABL Facility provides a $125 million letter of credit sub-facility.
At June 30, 2015, we had no borrowings under the 2018 ABL Facility. However, we had $14 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility.  At June 30, 2015, we had approximately $200 million of undrawn availability under the 2018 ABL Facility.
Covenants
These financing facilities, excluding the China Bank Facility, contain covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures. As of June 30, 2015, we were in compliance with the covenant requirements of these financing facilities.
For further discussion of the financing facilities, see Note 7 — Debt in our Notes to Consolidated Financial Statements.
Share Repurchase Program
In October 2014, our Board approved up to $500 million for share repurchases under a share repurchase program. This share repurchase authorization expires on December 1, 2015.
During the six months ended June 30, 2015, we repurchased 5.1 million shares of our common stock at a cost of $122 million. As of June 30, 2015, $48 million remained under our share repurchase program.
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
Chemtura AgroSolutions Business Divestiture
In November 2014, we completed the sale of our Chemtura AgroSolutions business to Platform Specialty Products Corporation ("Platform") for approximately $1 billion, consisting of $950 million in cash and 2 million shares of Platform's common stock. The purchase price was subject to customary post-closing adjustments, primarily for working capital which was settled in the quarter ended June 30, 2015.

During the second quarter of 2015, we sold all 2 million shares of Platform common stock for net proceeds of $54 million. As a result of holding the shares, which were accounted for as available for sale securities, we reported a net gain of $3 million in the second quarter of 2015 which is included in other income (expense), net in the Consolidated Statement of Operations.
Under the terms of the Stock and Asset Purchase Agreement ("SAPA"), we have retained most of the property, plant and equipment used to manufacture products for the Chemtura AgroSolutions business and we continue to manufacture products for Platform under several supply agreements and a tolling agreement (collectively, the "supply agreements") with minimum terms of between two and four years.
The supply agreements with Platform are designed to recover the cash costs incurred to manufacture the products under the agreements. Due to these economics, the supply agreements are considered below-market contracts for their full term. As of June 30, 2015, our Consolidated Balance Sheet included $203 million, which represents the remaining loss of profit, on a discounted basis, for these products over the remaining terms of the supply agreements, including contractual obligations to continue to supply for a period of up to 2 years after the termination of the supply agreements.
The recognition of this obligation, along with the accretion of the obligation to its undiscounted value, has been and will continue to be recorded as net sales in the Agrochemical Manufacturing segment on a straight-line basis over the term of each supply agreement based on our estimate of the timing of shipments. The recognition of this obligation will not generate cash flows during the term of the supply agreements. As of June 30, 2015, the current and long-term portions of this obligation, on a discounted basis, were $38 million and $165 million, respectively.
As of December 31, 2014, we had not transferred ownership of our wholly-owned subsidiary in Russia and our 15% investment in Certis Europe B.V. ("Certis") to Platform as provided in the SAPA due to certain pending approvals. The value ascribed to these investments as part of the purchase price was received at the closing in November 2014. We closed on the sale of our subsidiary in Russia in the first quarter of 2015 and we transferred our shares in Certis to Platform during the second quarter of 2015.
Restructuring Initiatives
In November 2014, the Board approved a restructuring plan to reduce manufacturing costs, eliminate stranded costs arising from the sale of our Chemtura AgroSolutions business and reduce SG&A costs. The main component of these actions is headcount reductions. The total cash costs approved by the Board to implement this plan was $37 million, of which $21 million was incurred in the fourth quarter of 2014 for severance and related costs. We recorded an additional pre-tax charge of $1 million during the six months ended June 30, 2015 mainly for severance related to the planned closure of our West Lafayette, IN facility that was initiated in February 2015. Additional restructuring costs will be expensed as incurred or if and when additional actions are finalized in 2015.
Cash Flows from Operating Activities
Net cash provided by operating activities was $69 million for the six months ended June 30, 2015 compared with net cash used in operating activities of $32 million in the same period last year.  Changes in key working capital accounts are summarized below:

Favorable (unfavorable)	Six months ended
(In millions)	June 30, 2015	June 30, 2014
Accounts receivable	$(25)	$(105)
Inventories	8	(6)
Accounts payable	4	17
Pension and post-retirement health care liabilities	(7)	(25)

During the six months ended June 30, 2015, accounts receivable increased by $25 million from December 31, 2014, primarily driven by an increase in receivables in our Industrial segments due to the timing of sales in the second quarter of 2015 compared with sales in the fourth quarter of 2014 coupled with an increase in receivables related to the supply agreements with Platform in our Agrochemical Manufacturing segment as we built inventory for their growing season.  Accounts payable increased by $4 million in the six months ended June 30, 2015, a majority of which related to our Agrochemical Manufacturing supply agreements as we produced more inventory to meet their growing season offset by a slight reduction in our Industrial Engineered segment related to the interruption of the supply of elemental bromine due to a strike at a third-party supplier during the first six months of 2015. Pension and post-retirement health care liabilities decreased $7 million primarily due to the funding of benefit obligations.  Cash contributions to fund pension and post-retirement benefit liabilities were $9 million for the six months ended June 30, 2015 which included $5 million for domestic plans and $4 million for international plans.
Cash flows from operating activities for the six months ended June 30, 2015 were adjusted by the impact of certain non-cash and other charges. Non-cash charges included depreciation and amortization expense of $48 million, the recognition of the obligation, net of accretion, for the below-market supply agreements with Platform of $19 million and share-based compensation expense of $6 million.
During the six months ended June 30, 2014, accounts receivable increased by $105 million from December 31, 2013. The Agrochemical Manufacturing segment increase in accounts receivable was the result of typical seasonal increase in demand for pest control during the growing seasons, particularly in the North Americas and Europe. Additionally, our Industrial Engineered segment accounts receivable increase was due primarily as a result of the increase in net sales during the second quarter of 2014. The Industrial Performance segment showed some increase in accounts receivable driven primarily by the favorable volume growth mainly in the North American and European regions. Inventory increased by $6 million from December 31, 2013, primarily driven by our Agrochemical Manufacturing segment which continued to build inventory for the growing season based upon the increase in demand particularly in Latin America. In addition, our Industrial Performance segment reported an increase in inventory as a result of plant shutdowns at the end of 2013 which reduced inventory levels. Further increases in inventory in our Industrial Performance segment were due to higher raw material pricing and some build of inventory to support increased demand. These increases were offset by a reduction in inventory in our Industrial Engineered segment primarily for brominated flame retardants products coupled with the release of capitalized unfavorable variances during the first six months of 2014. Accounts payable increased by $17 million in the six months ended June 30, 2014 primarily related to our Agrochemical Manufacturing segment coupled with increases in our Industrial Engineered segment. Increases in the Agrochemical Manufacturing segment are the result of the building of inventory to meet customer demand while the increase in the Industrial Engineered segment is the result of the increase in net sales.  Pension and post-retirement health care liabilities decreased $25 million primarily due to the funding of benefit obligations.  Pension and post-retirement contributions amounted to $25 million for the six months ended June 30, 2014 which included $7 million for domestic plans and $18 million for international plans.
Cash flows from operating activities for the six months ended June 30, 2014 were adjusted by the impact of certain non-cash and other charges. Non-cash charges included depreciation and amortization expense of $53 million, loss on sale of discontinued operations of $9 million and share-based compensation expense of $7 million.
Cash Flows from Investing and Financing Activities
Investing Activities
Net cash provided by investing activities was $25 million for the six months ended June 30, 2015.  Investing activities included net proceeds from the sale of the Platform shares of $54 million, offset by capital expenditures of $32 million for U.S. and international facilities and environmental and other compliance requirements.
Net cash used in investing activities was $32 million for the six months ended June 30, 2014.  Investing activities included capital expenditures of $48 million for U.S. and international facilities and environmental and other compliance requirements. Also included in investing activities was $9 million from the collection of the final installment on a receivable from the sale of our 50% interest in Tetrabrom Technologies Ltd in 2011 and adjusted proceeds from the sale of our Consumer Products business, net of transaction costs, of $3 million and $4 million in proceeds related to the post-closing working capital adjustment in connection with the sale of the Antioxidant business.
Financing Activities
Net cash used in financing activities was $168 million for the six months ended June 30, 2015. Financing activities primarily included the repurchase of 5.1 million shares of our common stock under our share repurchase program at a cost of $122 million as well as the repayment of $42 million of the Term Loan and $15 million in principal of the China Bank Facility. Other financing sources in the period were $13 million of proceeds from the exercise of stock options.
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

Contractual Obligations and Other Cash Requirements
During the six months ended June 30, 2015, we made aggregate contributions of $5 million to our U.S. and international pension plans and $4 million to our post-retirement benefit plans. Based on the minimum amounts required by law or contractual obligation, we will make approximately $12 million of contributions to these plans during the remainder of 2015. From time to time, we may elect to make additional discretionary contributions to our U.S. qualified and international pension plans.
We had net liabilities related to unrecognized tax benefits of $28 million at June 30, 2015.  We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $1 million within the next 12 months.
Guarantees
In addition to $14 million in outstanding letters of credit at June 30, 2015, we have guarantees that have been provided to various financial institutions.  At June 30, 2015, we had $8 million of outstanding guarantees primarily related to vendor deposits.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

CRITICAL ACCOUNTING ESTIMATES
Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), which require management to make estimates and assumptions that affect the amounts and disclosures reported in our Consolidated Financial Statements and accompanying notes.  Our estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in our 2014 Form 10-K describe the critical accounting estimates and accounting policies used in the preparation of our Consolidated Financial Statements.  Actual results could differ from management’s estimates and assumptions.  There have been no significant changes in our critical accounting estimates during the quarter ended June 30, 2015.

OUTLOOK
In the fourth quarter of 2014, we announced our initiatives to reduce on an annual basis manufacturing costs by $50 million and reduce SG&A by $12 million as well as eliminate the stranded costs arising from the divestiture of Chemtura AgroSolutions. We indicated that $50 million of the cost reductions resulting from these initiatives would be reflected in 2015 profitability and that the full "run rate" of $62 million would be reflected in 2016 profitability. The actions to implement these cost reduction initiatives are now complete and were evident in our second quarter results. The benefit of the manufacturing cost reductions have been muted in part by lower manufacturing cost absorption, particularly for our Industrial Engineered segment, due to lower than planned sales volumes. These cost reductions will provide a continuing benefit in the second half of 2015.
During the first quarter of 2015, the U.S. Dollar strengthened against the major foreign currencies resulting in the value of our net sales in foreign currencies declining when translated to U.S. Dollars. While there was minor weakening of the U.S. Dollar in the second quarter against certain currencies, the year-on-year impact was essentially sustained and unless the U.S. Dollar weakens significantly, we will see a reduction in the U.S. Dollar value of our net sales in foreign currencies compared to 2014 for the balance of 2015. The impact on operating profit of these changes in foreign currency exchange rates is more muted, as we have costs denominated in foreign currencies related to U.S. Dollar denominated sales that have also declined as the U.S. Dollar has strengthened, offsetting much of the impact of translation of local currency denominated operating profit.
During the first half of 2015, sales volume has been lackluster for our Core Segments. Our Industrial Engineered segment has seen continuing year-on-year declines in the demand for flame retardants used in flexible urethane foam applications in furniture, and the impact of the bromine supply constraint due to the strike at our third party supplier. These impacts have been offset in part by the organometallics product lines continuing to benefit from increased demand for tin intermediates and Daystar products and by higher demand for clear brine fluids used in offshore deep well exploration for oil and gas. However, there is evidence that suggests that the lower price of oil is resulting in lower investment in exploration, and it is probable we will see some reduction in our sales of clear brine fluids in the second half of the year. Our Industrial Performance segment saw some weakness in demand for petroleum additive products in the second quarter and unfavorable changes in product mix for urethane products. We do not anticipate any significant increase in consolidated sales volume in the second half of 2015.

On June 29, 2015, the Supreme Court of the U.S. concluded that the Environmental Protection Agency (“EPA”) had not appropriately considered the cost impact when issuing the Mercury and Air Toxics Standards (the “Standards”) and referred the matter back to the lower courts. The ruling has not withdrawn the Standards but creates uncertainty as to when full compliance with those standards by coal-fired power plants will be required. Our GeobromTM products are used by utilities in conjunction with other filter media and processes to control mercury emissions to achieve compliance with the Standards. We do not anticipate the ruling will have near term impact on our existing sales of our GeobromTM products, but depending upon how quickly the EPA can address these matters, it may delay the date by which utilities have to fully comply with the Standards and thereby the rate of growth of our GeobromTM product sales. Should sales grow more slowly than anticipated, we can utilize the bromine that would have been consumed in this application in other bromine derivative product sales.
The decline in the price of oil has resulted in a reduction in the cost of the petroleum-based raw materials we purchase. This primarily benefits our Industrial Performance segment. While some of the benefit of lower raw material costs has been reflected in lower selling prices under contractual and negotiated agreements, we anticipate that this will be a continuing benefit until such time as oil prices recover. If lower fuel costs result in an increase in miles driven, in time it may also ultimately be a stimulus for the demand for lubricant additives sold by our Industrial Performance segment.
Following industry announcements of price increases for bromine and certain bromine derivatives products, selling prices progressively increased in the second quarter, particularly for flame retardants products used in electronic applications. We anticipate that the increases that have been achieved will be sustained during the second half of 2015. Meanwhile, our Industrial Engineered segments sales volume were constrained by supply disruptions during the first half of 2015 due to a strike at a third-party supplier. The strike was settled in early June and the supplier is gradually restoring its production. As a result, it will be several months before our supply restores to its pre-strike volumes.
With the continuing benefit of our cost reduction actions, higher selling prices for bromine and certain bromine derivatives and lower raw material costs, we anticipate that our Core Segments can continue to offset the trends in sales volume and will deliver year-on-year profitability improvement in the second half of 2015, continuing the trend of the first two quarters of the year.
There are a number of risks to achieving our business plans as described in Item 1A - Risk Factors and summarized above in Forward Looking Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
This Item should be read in conjunction with Item 7A - Quantitative and Qualitative Disclosures About Market Risk included in our 2014 Form 10-K.
The fair market value of long-term debt is subject to interest rate risk.  Our total debt was $517 million at June 30, 2015.  The fair market value of such debt as of June 30, 2015 was $524 million, which has been determined primarily based on quoted market prices.
We did not have any financial instruments subject to foreign currency exchange risk as of June 30, 2015.
There have been no other significant changes in market risk during the quarter ended June 30, 2015.

ITEM 4.  Controls and Procedures
(a)  Disclosure Controls and Procedures
As of June 30, 2015, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                OTHER INFORMATION

ITEM 1.  Legal Proceedings
See Note 13 — Legal Proceedings and Contingencies in our Notes to Consolidated Financial Statements for a description of our legal proceedings.

ITEM 1A.  Risk Factors
Our risk factors are described in our 2014 Form 10-K.  Investors are encouraged to review those risk factors in detail before making any investment in our securities.  There have been no significant changes in our risk factors during the quarter ended June 30, 2015.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities During the Second Quarter of 2015
In October 2014, the Board approved a share repurchase authorization of up to $500 million conditioned upon the sale of the Chemtura AgroSolutions business. This repurchase program will expire on December 1, 2015.
We did not repurchase any common stock during the quarter ended June 30, 2015. The remaining authorization under this program was $48 million at June 30, 2015.
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

CHEMTURA CORPORATION

(Registrant)

Date:	July 29, 2015	/s/ Laurence M. Orton

Name: Laurence M. Orton
Title: Vice President and Corporate Controller (Principal Accounting Officer)