Form 10-Q
period 2015-09-30
Chemtura CORP
filed 2015-10-28
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No
The number of shares of common stock outstanding as of the latest practicable date is as follows

Class	Number of shares outstanding at September 30, 2015
Common Stock - $.01 par value	67,173,135

CHEMTURA CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2015

PART I.                 FINANCIAL INFORMATION

ITEM 1.                Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Quarters and nine months ended September 30, 2015 and 2014
(In millions, except per share data)

	Quarters ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net sales	$444	$558	$1,346	$1,723

Cost of goods sold	327	424	1,017	1,311
Selling, general and administrative	36	65	113	192
Depreciation and amortization	22	24	70	77
Research and development	4	10	15	28
Facility closures, severance and related costs	1	—	2	6
Loss on sale of business	1	—	4	—
Equity income	—	—	(1)	—
Operating income	53	35	126	109
Interest expense	(7)	(12)	(23)	(35)
Other income, net	1	4	10	4
Earnings from continuing operations before income taxes	47	27	113	78
Income tax expense	(16)	(12)	(43)	(10)
Earnings from continuing operations	31	15	70	68
Earnings from discontinued operations, net of tax	—	—	—	1
Loss on sale of discontinued operations, net of tax	—	—	—	(9)
Net earnings	$31	$15	$70	$60

Basic per share information
Earnings from continuing operations	$0.46	$0.17	$1.03	$0.73
Earnings from discontinued operations, net of tax	—	—	—	0.01
Loss on sale of discontinued operations, net of tax	—	—	—	(0.10)
Net earnings	$0.46	$0.17	$1.03	$0.64
Diluted per share information
Earnings from continuing operations	$0.45	$0.17	$1.02	$0.72
Earnings from discontinued operations, net of tax	—	—	—	0.01
Loss on sale of discontinued operations, net of tax	—	—	—	(0.10)
Net earnings	$0.45	$0.17	$1.02	$0.63

Weighted average shares outstanding - Basic	67.5	89.4	68.0	92.9
Weighted average shares outstanding - Diluted	68.3	90.7	68.8	94.3

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
Quarters and nine months ended September 30, 2015 and 2014
(In millions)

	Quarters ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net earnings	$31	$15	$70	$60
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(21)	(45)	(39)	(39)
Unrecognized pension and other post-retirement benefit costs	(2)	4	1	8
Unrealized gain on available for sale securities	—	—	5	—
Comprehensive income (loss)	$8	$(26)	$37	$29

See accompanying notes to Consolidated Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2015 (Unaudited) and December 31, 2014
(In millions, except par value data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$317	$392
Accounts receivable, net	229	251
Inventories, net	316	329
Other current assets	147	238
Assets held for sale	—	6
Total current assets	1,009	1,216
NON-CURRENT ASSETS
Property, plant and equipment, net	668	704
Goodwill	167	172
Intangible assets, net	89	99
Deferred tax asset - non-current	292	313
Other assets	162	163
Total assets	$2,387	$2,667
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term borrowings	$42	$18
Accounts payable	138	146
Accrued expenses	147	170
Below market contract obligation - current	38	38
Income taxes payable	17	24
Liabilities held for sale	—	9
Total current liabilities	382	405
NON-CURRENT LIABILITIES
Long-term debt	475	556
Pension and post-retirement health care liabilities	277	318
Below market contract obligation - non-current	155	185
Deferred tax liability - non-current	17	25
Other liabilities	112	124
Total liabilities	1,418	1,613
EQUITY
Common stock - $0.01 par value Authorized - 500.0 shares Issued - 100.6 shares at September 30, 2015 and 100.5 shares at December 31, 2014	1	1
Additional paid-in capital	4,371	4,383
Accumulated deficit	(2,192)	(2,262)
Accumulated other comprehensive loss	(430)	(397)
Treasury stock - at cost - 33.4 shares at September 30, 2015 and 28.8 shares at December 31, 2014	(782)	(672)
Total Chemtura stockholders' equity	968	1,053
Non-controlling interest	1	1
Total equity	969	1,054
Total liabilities and equity	$2,387	$2,667
See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30, 2015 and 2014
(In millions)

	Nine months ended September 30,
	2015	2014
Increase (decrease) in cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$70	$60
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Loss on sale of discontinued operations	—	9
Loss on sale of business	4	—
Below market contract obligation	(29)	—
Depreciation and amortization	70	77
Share-based compensation expense	9	10
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	8	(98)
Inventories	(3)	(34)
Accounts payable	(1)	26
Pension and post-retirement health care liabilities	(25)	(43)
Other	14	(30)
Net cash provided by (used in) operating activities	117	(23)
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	3	23
Sale of Platform Specialty Products Corporation shares	54	—
Capital expenditures	(53)	(78)
Net cash provided by (used in) investing activities	4	(55)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long term debt	—	17
Payments on long term debt	(59)	(113)
Payments on other short-term borrowings, net	—	(1)
Common shares acquired	(140)	(227)
Proceeds from exercise of stock options	13	8
Net cash used in financing activities	(186)	(316)
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(10)	(10)
Change in cash and cash equivalents	(75)	(404)
Cash and cash equivalents at beginning of period	392	549
Cash and cash equivalents at end of period	$317	$145

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
The information in the foregoing Consolidated Financial Statements for the quarters and nine months ended September 30, 2015 and 2014 is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to our Consolidated Financial Statements.
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
The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).  The consolidated results of operations for the quarter ended September 30, 2015 are not necessarily indicative of the results expected for the full year.
Accounting Policies and Other Items
Included in accounts receivable are allowances for doubtful accounts of $2 million as of September 30, 2015 and December 31, 2014.
During the nine months ended September 30, 2015 and 2014, we made cash interest payments of approximately $30 million and $42 million, respectively and cash payments for income taxes (net of refunds) of $32 million and $28 million, respectively.
At September 30, 2015, $2 million of our asset retirement obligation was included in accrued expenses and $14 million was included in other liabilities in our Consolidated Balance Sheet. At December 31, 2014, $3 million of our asset retirement obligation was included in accrued expenses and $13 million was included in other liabilities in our Consolidated Balance Sheet.
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
In July 2015, the FASB issued ASU No. 2015-11 Simplifying the Measurement of Inventory,  which requires inventory to be measured at the lower of cost and net realizable value.  This guidance excludes inventory measured using the last-in first-out method or the retail inventory method. This new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and is to be applied prospectively. Early application is permitted. We are evaluating the impact of this new standard on our consolidated financial statements and related disclosures.

2)                  DIVESTITURES
Divestitures Reported as Gain or Loss on Sale of Business
In November 2014, we sold our Chemtura AgroSolutions business to Platform Specialty Products Corporation ("Platform") under a Stock and Asset Purchase Agreement ("SAPA") for approximately $1 billion, consisting of $950 million in cash and 2 million shares of Platform's common stock. The purchase price was subject to customary post-closing adjustments, primarily for working capital which was settled during the second quarter of 2015.
During the second quarter of 2015, we sold 2 million shares of Platform common stock for net proceeds of $54 million. As a result of holding the shares, which were accounted for as available for sale securities, we reported a net gain of $3 million in the second quarter of 2015 which is included in other income, net in the Consolidated Statement of Operations.
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
The supply agreements with Platform are designed to recover the cash costs incurred to manufacture the products under the agreements. Accordingly, the supply agreements are considered below-market contracts for their full term. As of September 30, 2015, our Consolidated Balance Sheet included $193 million, which represents the remaining loss of profit, on a discounted basis, for these products over the remaining terms of the supply agreements, including contractual obligations to continue to supply for a period of up to 2 years after the termination of the supply agreements.
The recognition of this obligation, along with the accretion of the obligation to its undiscounted value, has been and will continue to be recorded as net sales in the Agrochemical Manufacturing segment on a straight-line basis over the term of each supply agreement based on our estimate of the timing of shipments. The recognition of this obligation will not generate cash flows during the term of the supply agreements. As of September 30, 2015, the current and long-term portions of this obligation, on a discounted basis, were $38 million and $155 million, respectively.
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

Included in the loss on sale of business for the nine months ended September 30, 2015 is the working capital adjustment that was settled in the second quarter of 2015 and the sale of our wholly-owned subsidiary in Russia in the first quarter of 2015.
Divestitures Reported as Discontinued Operations
In December 2013, we sold our Consumer Products business to KIK Custom Products Inc. ("KIK") and in April 2013, we sold substantially all the assets of our Antioxidant business (the "Antioxidant Sale") to SK Blue Holdings, Ltd. (“SK”), an affiliate of SK Capital Partners III, L.P., and Addivant USA Holdings Corp ("Addivant"). During the nine months ended September 30, 2014, we recognized a pre-tax loss of $9 million ($9 million after tax) primarily for post-closing adjustments and obligations, settlement of working capital claims and fees associated with those adjustments and claims which were recognized in loss on sale of discontinued operations, net of tax in the Consolidated Statement of Operations.

3)                         RESTRUCTURING ACTIVITIES
We recorded pre-tax charges of $2 million and $6 million during the nine months ended September 30, 2015 and 2014, respectively, to facility closures, severance and related costs in our Consolidated Statements of Operations. The 2015 charge included $1 million related to professional fees and $1 million for severance related to the planned closure of our West Lafayette, IN facility that was initiated in February 2015 under the restructuring plan approved by our Board of Directors (the "Board”) in November 2014. The 2014 charge was primarily for severance and professional fees related to our organizational restructuring plan that was approved by the Board in 2013.
A summary of the changes in the liabilities established for restructuring programs during the nine months ended September 30, 2015 is as follows:

(In millions)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at December 31, 2014	$21	$—	$21
2015 charge	1	1	2
Cash payments	(17)	(1)	(18)
Balance at September 30, 2015	$5	$—	$5

At September 30, 2015 and December 31, 2014, the balance of these reserves were included in accrued expenses in our Consolidated Balance Sheet.

4)                         INVENTORIES

(In millions)	September 30, 2015	December 31, 2014
Finished goods	$199	$200
Work in process	34	35
Raw materials and supplies	83	94
	$316	$329

Included in the above net inventory balances are inventory obsolescence reserves of approximately $15 million and $13 million at September 30, 2015 and December 31, 2014, respectively.

5)                         PROPERTY, PLANT AND EQUIPMENT

(In millions)	September 30, 2015	December 31, 2014
Land and improvements	$70	$71
Buildings and improvements	190	209
Machinery and equipment	1,182	1,248
Information systems equipment	162	167
Furniture, fixtures and other	19	22
Construction in progress	86	82
	1,709	1,799
Less: accumulated depreciation	1,041	1,095
	$668	$704

Depreciation expense was $19 million and $21 million for the quarters ended September 30, 2015 and 2014, respectively, and $61 million and $65 million for the nine months ended September 30, 2015 and 2014, respectively. Depreciation expense included accelerated depreciation of certain fixed assets associated with our restructuring programs of $2 million and $4 million for the nine months ended September 30, 2015 and 2014, respectively.

6)                         GOODWILL AND INTANGIBLE ASSETS
Goodwill was $167 million and $172 million at September 30, 2015 and December 31, 2014, respectively. The decrease in goodwill since December 31, 2014 was due to foreign currency translation. The goodwill is allocated to the Industrial Performance Products segment. In accordance with our policy, we performed our annual goodwill impairment testing as of July 31, 2015 and concluded that no impairment existed as of that date.
Our intangible assets (excluding goodwill) consist of Patents, Trademarks, Customer Relationships, Production Rights and Other Intangibles. At September 30, 2015 and December 31, 2014, our net intangible assets were $89 million and $99 million, respectively. The decrease was due to amortization expense. Amortization expense related to intangible assets was $3 million for the quarters ended September 30, 2015 and 2014, and $9 million and $12 million for the nine months ended September 30, 2015 and 2014, respectively.

7)                         DEBT
Our debt is comprised of the following:

(In millions)	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% Senior Notes due 2021	$450	$444	$450	$439
Term Loan due 2016	40	40	82	82
Other borrowings	27	27	42	42
Total Debt	517	511	574	563
Less: Other short-term borrowings	(2)		(18)
Less: Current portion of Term Loan	(40)		—
Total Long-term debt	$475		$556

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
Term Loan
In August 2010, we entered into the Term Loan due 2016 with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Term Loan permitted us to increase the size of the facility with an accordion feature by up to $125 million.  Repayments were made on the Term Loan in 2013 and 2014 with proceeds from the 2021 Senior Notes offering, the cash proceeds from the sale of businesses and cash on hand. In May 2015, we made an additional repayment of $42 million. As of September 30, 2015, $40 million remained outstanding under the Term Loan, which is now classified as short term borrowings in our Consolidated Balance Sheet.
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
Additionally, the Term Loan requires that we meet certain financial maintenance covenants including a maximum Secured Leverage Ratio (net of unrestricted cash, as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0. Additionally, the Term Loan contains a covenant related to the repayment of excess cash flow (as defined in the agreement). As of September 30, 2015, we were in compliance with the covenant requirements of the Term Loan.
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
At September 30, 2015 and December 31, 2014, we had no borrowings under the 2018 ABL Facility. However, we had $14 million and $15 million, respectively, of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility. At September 30, 2015 and December 31, 2014, we had approximately $185 million and $211 million, respectively, of undrawn availability under the 2018 ABL Facility.
Other Facilities
In December 2012, we entered into a CNY 250 million (approximately $40 million) 5 year secured credit facility available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch (the "ABC Bank").  The China Bank Facility has been used for funding construction of our manufacturing facility in Nantong, China and is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd.  The loans under the China Bank Facility bear interest at a rate determined from time to time by ABC Bank based on the prevailing People's Bank of China Lending Rate. Repayments of principal are made in semi-annual installments from December 2014 through December 2017. In January 2015, we prepaid $15 million of the China Bank Facility with proceeds from the sale of the Chemtura AgroSolutions business. At September 30, 2015 and December 31, 2014, we had borrowings of $11 million and $27 million, respectively, under the China Bank Facility.

8)                         INCOME TAXES
We reported income tax expense of $16 million and $12 million for the quarters ended September 30, 2015 and 2014, respectively, and income tax expense of $43 million and $10 million for the nine months ended September 30, 2015 and 2014, respectively. The tax expense reported for the quarter and nine months ended September 30, 2015 reflected higher earnings. In addition, following the release of the U.S. valuation allowance in the fourth quarter of 2014, we recorded a full tax provision on our U.S. income. In the fourth quarter of 2014, we concluded that the positive evidence outweighed the negative evidence concerning our ability to use our U.S. deferred tax assets before they expire. As a result, we released a majority of our U.S. valuation allowance in the fourth quarter of 2014.
The tax expense reported for the quarter ended September 30, 2014 included approximately $10 million of foreign withholding taxes on dividends paid. In addition, the tax expense reported for the nine months ended September 30, 2014 included a decrease in foreign income taxes of approximately $15 million related to an unrecognized tax benefit that had been recorded for an international jurisdiction in prior years. The tax benefit was recorded after reaching an agreement with the international jurisdiction that effectively settled the prior year liability.
We have net liabilities related to unrecognized tax benefits of $28 million at September 30, 2015 and December 31, 2014.

9)                         ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss (“AOCL”), net of tax at September 30, 2015 and December 31, 2014, were as follows:

(in millions)	Foreign Currency Translation Adjustments	Unrecognized Pension and Other Post-Retirement Benefit Costs	Unrealized loss on available for sale securities	Total
As of December 31, 2014	$(86)	$(306)	$(5)	$(397)
Other comprehensive (loss) income before reclassifications	(44)	(7)	6	(45)
Amounts reclassified from AOCL	5	8	(1)	12
Net current period other comprehensive (loss) income	(39)	1	5	(33)
As of September 30, 2015	$(125)	$(305)	$—	$(430)

The following table summarizes the reclassifications from AOCL to the Consolidated Statement of Operations for the quarters and nine months ended September 30, 2015 and 2014:

	Amount Reclassified from AOCL
	Quarters ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014	Affected line item in the consolidated statement of operations
Foreign currency translation items:
Loss on sale of business (a)	$—	$—	$(5)	$—	Loss on sale of business
Net of tax	—	—	(5)	—
Defined benefit pension plan items:
Amortization of prior-service costs (b)	1	1	3	4	Primarily SG&A
Amortization of actuarial losses (b)	(4)	(5)	(15)	(13)	Primarily SG&A
Total before tax	(3)	(4)	(12)	(9)
Total tax	3	—	4	1	Income Tax Expense
Net of tax	—	(4)	(8)	(8)
Sale of available for sale securities:
Gain on sale of Platform stock	—	—	2	—	Other income, net
Total tax	—	—	(1)	—	Income Tax Expense
Net of tax	—	—	1	—
Total reclassifications	$—	$(4)	$(12)	$(8)

(a) Sale of the Chemtura AgroSolutions business (see Note 2 - Divestitures for additional information).
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
The following is a reconciliation of the shares used in the computation of earnings per share:

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2015	2014	2015	2014
Weighted average shares outstanding - Basic	67.5	89.4	68.0	92.9
Dilutive effect of common share equivalents	0.8	1.3	0.8	1.4
Weighted average shares outstanding - Diluted	68.3	90.7	68.8	94.3

In October 2014, the Board approved a share repurchase authorization of up to $500 million conditioned upon the sale of the Chemtura AgroSolutions business. In August 2015, the Board authorized an increase to the October 2014 authorization by $150 million, up to $650 million in the aggregate when combined with the October 2014 authorization, and extended the program to December 1, 2016.
During the nine months ended September 30, 2015, we repurchased 5.8 million shares of our common stock at a cost of $140 million. As of September 30, 2015, $180 million remained under the share repurchase program.
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
Share-based compensation expense was $3 million for the quarters ended September 30, 2015 and 2014, and $9 million and $10 million for the nine months ended September 30, 2015 and 2014, respectively. Stock-based compensation expense was primarily reported in SG&A.
Restricted Stock Units and Performance Shares
In March 2015, the compensation and governance committee of the Board (the "Compensation Committee") approved the grant of 0.2 million time-based RSUs under the 2015 long-term incentive awards (the "2015 Awards").  These RSUs vest ratably over a three-year period.
In March 2015, the Compensation Committee also approved the grant of 0.2 million performance shares under the 2015 Awards.  The performance share grant is subject to a performance multiplier of up to 2 times the targeted award.  The performance measurement period is the three calendar year period ending December 31, 2017 and the performance share metric is the relative total shareholder return against the companies comprising the Dow Jones Chemical Index. The performance shares will be settled as soon as practicable after the performance period but no later than March 15, 2018. We used the Monte-Carlo simulation model to determine the fair value of the performance shares.  Using this method, the average per share fair value of these awards was $34.91.
Total remaining unrecognized compensation expense associated with all unvested time-based RSUs and performance shares at September 30, 2015 was $14 million, which will be recognized over the weighted average period of approximately 2 years.

12)                  PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Components of our defined benefit plans net periodic benefit (credit) cost for the quarters and nine months ended September 30, 2015 and 2014 are as follows:

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Quarters ended September 30,		Quarters ended September 30,		Quarters ended September 30,
(In millions)	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	6	7	4	6	1	1
Expected return on plan assets	(9)	(11)	(5)	(7)	—	—
Amortization of prior service cost	—	—	—	—	(1)	(1)
Amortization of actuarial losses	3	3	1	1	—	1
Net periodic benefit cost (credit)	$—	$(1)	$1	$1	$—	$1

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
(In millions)	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$2	$2	$—	$—
Interest cost	18	21	13	16	3	3
Expected return on plan assets	(29)	(31)	(17)	(20)	—	—
Amortization of prior service cost	—	—	—	—	(3)	(4)
Amortization of actuarial losses	10	8	4	3	1	2
Net periodic benefit cost (credit)	$(1)	$(2)	$2	$1	$1	$1

We contributed $14 million to our U.S. qualified pension plans, $2 million to our U.S. non-qualified pension plans and $5 million to our international pension plans for the nine months ended September 30, 2015.  Contributions to post-retirement health care plans for the nine months ended September 30, 2015 were $6 million.

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
The total amount accrued for environmental liabilities as of September 30, 2015 and December 31, 2014 was $67 million and $76 million, respectively.  At September 30, 2015 and December 31, 2014, $19 million and $17 million, respectively, of these environmental liabilities were reflected as accrued expenses and $48 million and $59 million, respectively, were reflected as other liabilities.  We estimate that ongoing environmental liabilities could range up to $75 million at September 30, 2015.  Our accruals for environmental liabilities include estimates for determinable clean-up costs.  We recorded pre-tax charges of $6 million for the nine months ended September 30, 2015 and made payments of $10 million during the nine months ended September 30, 2015 for clean-up costs, which reduced our environmental liabilities.  At certain sites, we have contractual agreements with certain other parties to share remediation costs.  As of September 30, 2015, no receivables are outstanding related to these agreements.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.  We intend to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  However, the final cost of clean-up at these sites could exceed our present estimates, and could have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations, or cash flows.  Our estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites.
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
Guarantees
In addition to the letters of credit of $14 million and $15 million outstanding at September 30, 2015 and December 31, 2014, respectively, we have guarantees that have been provided to various financial institutions.  At September 30, 2015 and December 31, 2014, we had $6 million and $10 million of outstanding guarantees, respectively.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking and credit facilities, vendor deposits and European value added tax (“VAT”) obligations.
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
Agrochemical Manufacturing (formerly Chemtura AgroSolutions)
In November 2014, we sold our Chemtura AgroSolutions business to Platform (see Note 2 - Divestitures for additional information). Under the terms of the SAPA, we retained most of the property, plant and equipment used to manufacture products of the Chemtura AgroSolutions business and continue to manufacture products for Platform under several supply agreements with minimum terms of between two and four years. In alignment with the change in the nature of operations, we changed the name of this segment to Agrochemical Manufacturing.
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
Corporate and Other Charges
Corporate includes costs and expenses that are of a general corporate nature or managed on a corporate basis.  These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization.  Functional costs are allocated between the business segments and general corporate expense. Facility closures, severance and related costs are primarily for severance costs related to our cost savings initiatives. The loss on sale of business represents the settlement of working capital and other adjustments which occurred in 2015 related to the sale of our Chemtura AgroSolutions business in 2014.
A summary of business data for our reportable segments for the quarters and nine months ended September 30, 2015 and 2014 are as follows:

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2015	2014	2015	2014
Net Sales
Petroleum additives	$156	$169	$473	$523
Urethanes	70	78	215	230
Industrial Performance Products	226	247	688	753
Bromine based & related products	144	157	441	491
Organometallics	37	41	112	125
Industrial Engineered Products	181	198	553	616
Agrochemical Manufacturing	37	113	105	354
Total net sales	$444	$558	$1,346	$1,723

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2015	2014	2015	2014
Operating Income
Industrial Performance Products	$37	$28	$111	$81
Industrial Engineered Products	24	5	41	17
Agrochemical Manufacturing	9	20	27	78
	70	53	179	176
General corporate expense, including amortization	(15)	(18)	(47)	(61)
Facility closures, severance and related costs	(1)	—	(2)	(6)
Loss on sale of business	(1)	—	(4)	—
Total operating income	$53	$35	$126	$109

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
Condensed Consolidating Statement of Operations
Quarter ended September 30, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$444	$(314)	$289	$90	$379
Cost of goods sold	327	(314)	226	72	343
Selling, general and administrative	36	—	22	3	11
Depreciation and amortization	22	—	5	8	9
Research and development	4	—	2	1	1
Facility closures, severance and related costs	1	—	—	1	—
Loss on sale of business	1	—	1	—	—
Operating income	53	—	33	5	15
Interest expense	(7)	—	(8)	—	1
Other income (expense), net	1	—	(5)	—	6
Equity in net earnings of subsidiaries	—	(20)	20	—	—
Earnings from continuing operations before income taxes	47	(20)	40	5	22
Income tax (expense) benefit	(16)	—	(9)	2	(9)
Net earnings	$31	$(20)	$31	$7	$13

Condensed Consolidating Statement of Operations
Nine months ended September 30, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,346	$(1,013)	$882	$297	$1,180
Cost of goods sold	1,017	(1,013)	731	232	1,067
Selling, general and administrative	113	—	71	9	33
Depreciation and amortization	70	—	16	28	26
Research and development	15	—	8	3	4
Facility closures, severance and related costs	2	—	—	3	(1)
Loss (gain) on sale of business	4	—	13	—	(9)
Equity income	(1)	—	(1)	—	—
Operating income	126	—	44	22	60
Interest expense	(23)	—	(25)	—	2
Other income, net	10	—	4	2	4
Equity in net earnings of subsidiaries	—	(65)	65	—	—
Earnings from continuing operations before income taxes	113	(65)	88	24	66
Income tax (expense) benefit	(43)	—	(18)	2	(27)
Net earnings	$70	$(65)	$70	$26	$39

Condensed Consolidating Statement of Comprehensive Income (Loss)
Quarter ended September 30, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$31	$(20)	$31	$7	$13
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(21)	—	4	—	(25)
Unrecognized pension and other post-retirement benefit costs	(2)	—	(3)	—	1
Comprehensive income (loss)	$8	$(20)	$32	$7	$(11)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine months ended September 30, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$70	$(65)	$70	$26	$39
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(39)	—	15	—	(54)
Unrecognized pension and other post-retirement benefit costs	1	—	(2)	—	3
Unrealized gain on available for sale securities	5	—	5	—	—
Comprehensive income (loss)	$37	$(65)	$88	$26	$(12)

Condensed Consolidating Balance Sheet
As of September 30, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$1,009	$—	$377	$116	$516
Intercompany receivables	—	(1,658)	531	227	900
Investment in subsidiaries	—	(4,880)	816	1,135	2,929
Property, plant and equipment	668	—	112	219	337
Goodwill	167	—	93	3	71
Other assets	543	—	425	30	88
Total assets	$2,387	$(6,538)	$2,354	$1,730	$4,841
LIABILITIES AND EQUITY
Current liabilities	$382	$—	$183	$44	$155
Intercompany payables	—	(1,658)	407	480	771
Long-term debt	475	—	462	—	13
Other long-term liabilities	561	—	333	78	150
Total liabilities	1,418	(1,658)	1,385	602	1,089
Total equity	969	(4,880)	969	1,128	3,752
Total liabilities and equity	$2,387	$(6,538)	$2,354	$1,730	$4,841

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$70	$(65)	$70	$26	$39
Adjustments to reconcile net earnings to net cash provided by operations:
Loss (gain) on sale of business	4	—	13	—	(9)
Below market contract obligation	(29)	—	(27)	—	(2)
Depreciation and amortization	70	—	16	28	26
Share-based compensation expense	9	—	9	—	—
Changes in assets and liabilities, net	(7)	65	(46)	(31)	5
Net cash provided by operations	117	—	35	23	59
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	3	—	4	—	(1)
Sale of Platform Specialty Products Corporation shares	54	—	54	—	—
Capital expenditures	(53)	—	(9)	(23)	(21)
Net cash provided by (used in) investing activities	4	—	49	(23)	(22)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long term debt	(59)	—	(43)	—	(16)
Common shares acquired	(140)	—	(140)	—	—
Proceeds from the exercise of stock options	13	—	13	—	—
Net cash used in financing activities	(186)	—	(170)	—	(16)
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(10)	—	—	—	(10)
Change in cash and cash equivalents	(75)	—	(86)	—	11
Cash and cash equivalents at beginning of period	392	—	227	—	165
Cash and cash equivalents at end of period	$317	$—	$141	$—	$176

Condensed Consolidating Statement of Operations
Quarter ended September 30, 2014
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$558	$(473)	$333	$106	$592
Cost of goods sold	424	(473)	260	91	546
Selling, general and administrative	65	—	36	4	25
Depreciation and amortization	24	—	6	8	10
Research and development	10	—	3	2	5
Operating income	35	—	28	1	6
Interest expense	(12)	—	(12)	—	—
Other income (expense), net	4	—	(10)	2	12
Equity in net earnings of subsidiaries	—	(9)	9	—	—
Earnings from continuing operations before income taxes	27	(9)	15	3	18
Income tax expense	(12)	—	(2)	—	(10)
Earnings from continuing operations	15	(9)	13	3	8
Gain (loss) on sale of discontinued operations, net of tax	—	—	2	(2)	—
Net earnings	$15	$(9)	$15	$1	$8

Condensed Consolidating Statement of Operations
Nine months ended September 30, 2014
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,723	$(1,496)	$1,043	$330	$1,846
Cost of goods sold	1,311	(1,496)	850	282	1,675
Selling, general and administrative	192	—	106	12	74
Depreciation and amortization	77	—	19	23	35
Research and development	28	—	10	5	13
Facility closures, severance and related costs	6	—	2	1	3
Operating income	109	—	56	7	46
Interest expense	(35)	—	(39)	—	4
Other income (expense), net	4	—	(21)	2	23
Equity in net earnings of subsidiaries	—	(65)	65	—	—
Earnings from continuing operations before income taxes	78	(65)	61	9	73
Income tax expense	(10)	—	(3)	—	(7)
Earnings from continuing operations	68	(65)	58	9	66
Earnings from discontinued operations, net of tax	1	—	1	—	—
(Loss) gain on sale of discontinued operations, net of tax	(9)	—	1	(8)	(2)
Net earnings	$60	$(65)	$60	$1	$64

Condensed Consolidating Statement of Comprehensive Income (Loss)
Quarter ended September 30, 2014
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$15	$(9)	$15	$1	$8
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(45)	—	31	—	(76)
Unrecognized pension and other post-retirement benefit costs	4	—	3	—	1
Comprehensive (loss) income	$(26)	$(9)	$49	$1	$(67)

Condensed Consolidating Statement of Comprehensive Income (loss)
Nine months ended September 30, 2014
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$60	$(65)	$60	$1	$64
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(39)	—	34	—	(73)
Unrecognized pension and other post-retirement benefit costs	8	—	10	—	(2)
Comprehensive income (loss)	$29	$(65)	$104	$1	$(11)

Condensed Consolidating Balance Sheet
As of December 31, 2014
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$1,216	$—	$539	$113	$564
Intercompany receivables	—	(6,937)	3,094	2,752	1,091
Investment in subsidiaries	—	(4,923)	822	1,134	2,967
Property, plant and equipment	704	—	116	222	366
Goodwill	172	—	93	3	76
Other assets	575	—	448	36	91
Total assets	$2,667	$(11,860)	$5,112	$4,260	$5,155
LIABILITIES AND EQUITY
Current liabilities	$405	$—	$155	$44	$206
Intercompany payables	—	(6,937)	2,971	3,031	935
Long-term debt	556	—	541	—	15
Other long-term liabilities	652	—	391	83	178
Total liabilities	1,613	(6,937)	4,058	3,158	1,334
Total equity	1,054	(4,923)	1,054	1,102	3,821
Total liabilities and equity	$2,667	$(11,860)	$5,112	$4,260	$5,155

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2014
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$60	$(65)	$60	$1	$64
Adjustments to reconcile net earnings to net cash (used in) provided by operations:
Loss (gain) on sale of discontinued operations	9	—	(1)	8	2
Depreciation and amortization	77	—	19	23	35
Share-based compensation expense	10	—	10	—	—
Changes in assets and liabilities, net	(179)	65	(54)	(23)	(167)
Net cash (used in) provided by operations	(23)	—	34	9	(66)
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	23	—	(5)	15	13
Capital expenditures	(78)	—	(11)	(24)	(43)
Net cash used in investing activities	(55)	—	(16)	(9)	(30)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	17	—	—	—	17
Payments on long term debt	(113)	—	(111)	—	(2)
Payments on other short-term borrowings, net	(1)	—	—	—	(1)
Common shares acquired	(227)	—	(227)	—	—
Proceeds from exercise of stock options	8	—	8	—	—
Net cash (used in) provided by financing activities	(316)	—	(330)	—	14
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(10)	—	—	—	(10)
Change in cash and cash equivalents	(404)	—	(312)	—	(92)
Cash and cash equivalents at beginning of period	549	—	317	—	232
Cash and cash equivalents at end of period	$145	$—	$5	$—	$140

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
Such risks and uncertainties include, but are not limited to:

•	The cyclical nature of the global chemicals industry;

•	Increases in the price of raw materials or energy and our ability to recover cost increases through increased selling prices for our products;

•	Disruptions in the availability of raw materials or energy;

•	Our ability to implement our growth strategies in rapidly growing markets and faster growing regions;

•	Our ability to execute timely upon our portfolio management strategies and mid and long range business plans;

•	Our ability to execute timely on our restructuring plans and achieve the expected cost reductions;

•	Declines in general economic conditions;

•
The ability to comply with product registration requirements of regulatory authorities, including the U.S. Food and Drug Administration (the “FDA”) and European Union Registration, Evaluation and Authorization of Chemicals ("REACh") legislation;

•	Current and future litigation, governmental investigations, prosecutions and administrative proceedings;

•	Environmental, health and safety regulatory matters;

•	Federal regulations aimed at increasing security at certain chemical production plants;

•	Significant international operations and interests;

•	Our ability to maintain adequate internal controls over financial reporting;

•	Exchange rate and other currency risks;

•	Our dependence upon a trained, dedicated sales force;

•	Operating risks at our production facilities;

•	Our ability to protect our patents or other intellectual property rights;

•	Whether our patents may provide full protection against competing manufacturers;

•	Our ability to remain technologically innovative and to offer improved products and services in a cost-effective manner;

•	Our ability to reduce the risks of cyber incidents and protect our information technology;

•	Our unfunded and underfunded defined benefit pension plans and post-retirement welfare benefit plans;

•	Risks associated with strategic acquisitions and divestitures;

•	Risks associated with possible climate change legislation, regulation and international accords;

•	The ability to support the carrying value of the goodwill and long-lived assets related to our businesses;

•	Whether we repurchase any additional shares of our common stock that our Board of Directors have authorized us to purchase and the terms on which any such repurchases are made; and

•	Other risks and uncertainties described in our filings with the Securities and Exchange Commission including Item 1A, Risk Factors, in our Annual Report on Form 10-K.

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

THIRD QUARTER RESULTS
Given the sale of our Chemtura AgroSolutions business to Platform in November 2014, the presentation of the results of operations for the consolidated Company for 2015 compared with 2014 is less meaningful to investors due to the change in the nature of the operations associated with our Agrochemical Manufacturing business from a market participant to a supplier of products to Platform under the supply agreements.
We believe the most effective way to present to investors the change in results of continuing operations for 2015 compared with 2014 is to provide separate discussions of the changes in our consolidated results for Chemtura excluding the Agrochemical Manufacturing segment and then for the Agrochemical Manufacturing segment.
The following table presents the results of operations of the consolidated Company including the Agrochemical Manufacturing segment through operating income. The table then segregates the results of operations for the Agrochemical Manufacturing segment from the total for our Industrial Performance, Industrial Engineered and Corporate segments combined (collectively referred to as the “Core Segments”). The discussion of the components of operating income included in the section titled Overview - Core Segments reflects only those changes related to the Core Segments. A separate discussion regarding the changes in results of operations of the Agrochemical Manufacturing segment is presented in this section under the heading “Agrochemical Manufacturing”.
Components of net income which are not included in operating income are not directly affected by the sale of our Chemtura AgroSolutions business and, therefore, the discussion related to changes in those components for 2015 compared with 2014 is for the Company as a whole.

	Quarter Ended September 30, 2015			Quarter Ended September 30, 2014
		Agrochemical	Core		Agrochemical	Core
(in millions)	Consolidated	Manufacturing	Segments	Consolidated	Manufacturing	Segments
Net Sales	$444	$37	$407	$558	$113	$445
Cost of goods sold (a)	327	27	300	424	67	357
Gross Profit (a)	117	10	107	134	46	88
Selling, general and administrative	36	—	36	65	21	44
Depreciation and amortization	22	1	21	24	2	22
Research and development	4	—	4	10	3	7
Facility closures, severance and related costs	1	—	1	—	—	—
Loss on sale of business (b)	1	—	1	—	—	—
Operating Income	$53	$9	$44	$35	$20	$15

(a)	Excludes depreciation and amortization expense which are shown separately.

(b)	Loss on sale of business was reported in our Corporate segment and represents miscellaneous settlements and adjustments associated with the sale of the Chemtura Agrosolutions business.
Overview - Core Segments
Consolidated net sales in our Core Segments for the third quarter of 2015 were $407 million or $38 million lower than the third quarter of 2014 due to lower sales volume and unfavorable product mix of $24 million, unfavorable foreign currency translation of $12 million and lower selling prices of $2 million. Our Industrial Engineered segment experienced a majority of the volume decline while our Industrial Performance segment was effected by unfavorable product mix. Our Industrial Engineered segment began the third quarter with volume that showed improvement over what we experienced in the second quarter of 2015, however, as the quarter progressed into September, the segment experienced lower volumes for two primary reasons. We saw some supply chain disruption surrounding the ability to import and export hazardous products due to the explosion at the port of Tianjin, China coupled with a moderate inventory adjustment at Chinese customers serving the electronics industry. Our Industrial Performance segment experienced overall improvement in sales volume in our petroleum additive products, but gave up some of that benefit due to unfavorable product mix for both our petroleum additive and urethane products. We continue to experience lower selling prices in our Industrial Performance segment due to contractual and negotiated agreements that require reductions in selling prices in the event of reductions in certain raw material costs. This was partly offset by increases in selling prices for flame retardants used in electronic applications by our Industrial Engineered segment. In addition, while the effects of unfavorable foreign currency translation due to the strengthening of the U.S. Dollar against the major foreign currencies leveled out between the second and third quarters of 2015, there continues to be an unfavorable year-on-year effect when compared to the third quarter of 2014.
Gross profit for our Core Segments in the third quarter of 2015 was $107 million, an increase of $19 million compared with the third quarter of 2014.  Gross profit as a percentage of net sales for our Core Segments increased to 26% for the third quarter of 2015 compared with 20% for the third quarter of 2014.  The increase in gross profit was primarily due to lower raw material and manufacturing costs, partly offset by slightly lower sales volume, unfavorable product mix and lower selling prices.
Selling, general and administrative (“SG&A”) expenses of $36 million were $8 million lower than the third quarter of 2014. Our third quarter 2014 SG&A expenses included $7 million of expenses incurred in connection with the sale of our Chemtura AgroSolutions business. SG&A expenses in the third quarter of 2015 benefited from our various cost savings initiatives that we announced in 2014. These benefits were partly offset, by higher cost accruals associated with our employee benefit and management incentive plans in 2015 compared with the prior year based upon our improved performance year-to-date.
Other Non-Operating Income and Expense
The following discussion regarding income and expense outside of operating income is presented on a consolidated Company basis, which is the sum of the Core Segments and the Agrochemical Manufacturing segment.
Interest expense was $7 million during the third quarter of 2015, $5 million lower than 2014, which was primarily the result of our repayments of debt utilizing net after-tax cash proceeds from the sale of Chemtura AgroSolutions.
Other income, net was $1 million in the third quarter of 2015 which was $3 million lower than 2014. Other income, net in 2015 primarily reflected the benefit of a subsidy we received related to our plant in Nantong, China. Other income, net in 2014 primarily reflected realized and unrealized foreign exchange gains or losses, most significantly related to the decline in the value of the U.S. Dollar to the Euro in September 2014.

Income tax expense reported for the third quarter of 2015 was $16 million compared with $12 million in the third quarter of 2014. The tax expense reported for the third quarter of 2015 reflected higher earnings and provided a full tax provision on our U.S. income following the release of the U.S. valuation allowance in the fourth quarter of 2014. In 2014, we concluded that the positive evidence outweighed the negative evidence that we can utilize a majority of our U.S. deferred tax assets before they expire. As a result we released a majority of our U.S. valuation allowance. The tax expense reported in the third quarter of 2014 included approximately $10 million of foreign withholding taxes on dividends paid by subsidiaries. In the third quarter of 2014, due to the continuing application of a valuation allowance against our U.S. deferred tax assets, we did not record an income statement tax provision on our U.S. income (losses) reflecting the related expense (benefit) as a reduction (increase) in the valuation allowance.
Net earnings from continuing operations for the third quarter of 2015 were $31 million, or $0.45 per diluted share, as compared with $15 million, or $0.17 per diluted share, for the third quarter of 2014. Our 2014 results included the Chemtura AgroSolutions business prior to the sale of that business in November 2014.
The following tables describe the major factors impacting net sales and operating income for each of our segments:

Net Sales (in millions)	Industrial Performance Products	Industrial Engineered Products	Subtotal Core Segments	Agrochemical Manufacturing	Total
Quarter Ended September 30, 2014	$247	$198	$445	$113	$558
Changes in selling prices	(8)	6	(2)	—	(2)
Unit volume and mix	(6)	(18)	(24)	—	(24)
Foreign currency	(7)	(5)	(12)	—	(12)
Divestiture	—	—	—	(76)	(76)
Quarter Ended September 30, 2015	$226	$181	$407	$37	$444

Operating Income (in millions)	Industrial Performance Products	Industrial Engineered Products	General corporate expense	Facility closures, severance and related costs	Loss on sale of business	Subtotal Core Segments	Agrochemical Manufacturing	Total
Quarter Ended September 30, 2014	$28	$5	$(18)	$—	$—	$15	$20	$35
Loss on sale of business	—	—	—	—	(1)	(1)	—	(1)
Costs associated with the sale of Chemtura AgroSolutions	—	—	7	—	—	7	—	7
Divestitures	—	—	—	—	—	—	(12)	(12)
Subtotal	28	5	(11)	—	(1)	21	8	29
Price over raw materials (a)	9	8	—	—	—	17	—	17
Unit volume and mix	(5)	(3)	—	—	—	(8)	—	(8)
Foreign currency	1	—	—	—	—	1	—	1
Manufacturing cost and absorption	1	10	—	—	—	11	—	11
Distribution cost	(1)	2	—	—	—	1	—	1
Depreciation and amortization expense	—	—	1	—	—	1	1	2
Facility closures, severance and related costs	—	—	—	(1)	—	(1)	—	(1)
SGA&R	5	4	(4)	—	—	5	—	5
Other	(1)	(2)	(1)	—	—	(4)	—	(4)
Quarter Ended September 30, 2015	$37	$24	$(15)	$(1)	$(1)	$44	$9	$53

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

The following is a discussion of the results of our segments for the third quarter ended September 30, 2015.

Industrial Performance Products
Our Industrial Performance segment reported lower net sales and higher operating income for the third quarter of 2015 compared with the same quarter of 2014.
The decline in net sales was primarily the result of lower selling prices, unfavorable product mix in both our petroleum additive and urethane products and the impact of the strengthening of the U.S. Dollar against major foreign currencies in 2015 which resulted in the value of net sales denominated in foreign currencies translating to lower U.S. Dollar sales in 2015 compared with 2014. The lower selling prices were primarily related to our obligation to pass along certain reductions in raw material costs to our customers. Overall volume in our urethane products was flat compared to the same period in 2014. However, we experienced unfavorable product mix in mining and oil and gas application products. Our overall volume in our petroleum additive products showed improvement due to an increase in volume of our intermediate products but this volume increase was eroded by some volume decline and unfavorable product mix in products used in automotive and power generation applications.

Operating income improved over the same quarter in 2014 primarily due to lower raw materials costs and reduced SG&A and research and development ("R&D") (collectively "SGA&R") expense, which was primarily the result of implementing many of the cost reduction initiatives we announced in 2014. These benefits were partly offset by the lower sales prices and unfavorable product mix discussed above.
Industrial Engineered Products
Our Industrial Engineered segment reported lower net sales and higher operating income for the third quarter of 2015 compared with the same quarter of 2014.
The decline in net sales compared with the same period a year ago is primarily the result of volume declines coupled with the impact of the strengthening of the U.S. Dollar compared to 2014 against major foreign currencies which resulted in the value of net sales in foreign currency translating to lower U.S. Dollar sales in 2015 offset by selling price increases. We saw some volume improvement during the first two months of the quarter, but as we moved into September inventory corrections resulted in lower volumes primarily in electronic applications for our products. We also experienced an unfavorable volume effect due to some disruptions in our import and export of hazardous products in China due to the explosion at the port of Tianjin. In addition, we noted volume declines in the third quarter of 2015 as the result of the discontinuation of certain phosphorus-based flame products in 2014 and the discontinuation of our production of certain bromine based biocides as we closed our Adrian, MI manufacturing facility in June 2015.

Despite lower net sales, our Industrial Engineered segment reported a $19 million increase in operating income. The effect of volume declines on operating income were offset by the benefit of increased prices, lower raw material costs, favorable manufacturing costs and lower cost of SGA&R. Lower manufacturing and SGA&R costs are the result of our cost reduction initiatives.

Corporate

Corporate costs include those costs that are of a general nature or managed on a corporate basis.  These costs, net of allocations to the business segments, primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization.  Functional costs are allocated between the business segments and general corporate expense.
Corporate expense was $15 million in the third quarter of 2015, which included amortization and depreciation expense of $3 million.  In comparison, corporate expense was $18 million in the third quarter of 2014, which included amortization and depreciation expense of $4 million. The decrease is primarily the result of $7 million in non-recurring costs in 2014 related to the sale of our Chemtura AgroSolutions business offset by a non-recurring gain in 2014 primarily related to a pension matter. Corporate expense in 2015 includes higher cost accruals under our employee benefit and management incentive plans due to our improved performance year-to-date, offset in part by a slight decrease in environmental expense.
Agrochemical Manufacturing
The results of the Agrochemical Manufacturing segment in 2015 is not comparable to the results in 2014 due to the change in the nature of the business as a result of the sale of the Chemtura AgroSolutions business in November 2014. The supply agreements with Platform are designed to recover the cash costs incurred to manufacture the products under the agreements, excluding depreciation and amortization. The operating income of the Agrochemical Manufacturing segment primarily represents the amortization, net of accretion of the below-market contract obligation established when the Chemtura

AgroSolutions business was sold in November 2014.

YEAR TO DATE RESULTS
The following table presents the results of operations of the consolidated Company including the Agrochemical Manufacturing segment through operating income. The table then segregates the results of operations for the Agrochemical Manufacturing segment from the total for our Core Segments.

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
		Agrochemical	Core		Agrochemical	Core
(in millions)	Consolidated	Manufacturing	Segments	Consolidated	Manufacturing	Segments
Net Sales	$1,346	$105	$1,241	$1,723	$354	$1,369
Cost of goods sold (a)	1,017	74	943	1,311	206	1,105
Gross Profit (a)	329	31	298	412	148	264
Selling, general and administrative	113	1	112	192	55	137
Depreciation and amortization	70	3	67	77	7	70
Research and development	15	—	15	28	8	20
Facility closures, severance and related costs	2	—	2	6	—	6
Loss on sale of business (b)	4	—	4	—	—	—
Equity income	(1)	—	(1)	—	—	—
Operating Income	$126	$27	$99	$109	$78	$31

(a)	Excludes depreciation and amortization expense which are shown separately.

(b)
Loss on sale of business was reported in our Corporate segment and represents the sale of our Russian entity coupled with other miscellaneous settlements and adjustments associated with the sale of the Chemtura Agrosolutions business.

Overview - Core Segments
Consolidated net sales of our Core Segments for the nine months ended September 30, 2015 were $1,241 million or $128 million lower than the nine months ended September 30, 2014 due to lower sales volume of $93 million, unfavorable foreign currency translation of $31 million and lower selling prices of $4 million.
Volume declines were primarily attributable to our Industrial Engineered segment while our Industrial Performance segment reflected some volume decline coupled with the effects of an unfavorable product mix as compared to the same nine months of 2014. Our Industrial Engineered segment’s volume has been impacted by decreased demand for flexible urethane foams used in furniture applications coupled with some reduction in elemental bromine early in the year for which we are now showing some signs of recovery. Volume increases in our Emerald Innovation 3000TM products used in building and construction applications we experienced earlier in the year are being offset by some recent reductions in demand for the electronics end market which are attributable to moderate inventory corrections by our electronics customers in China. We are also experiencing some weakness in volumes as a result of the Tianjin, China port explosion which has caused some disruptions in the import and export of hazardous materials. Our Industrial Performance segment reflected some volume reduction coupled with unfavorable product mix particularly the automotive, power generation, mining and oil and gas application products. Selling price increase in our electronic application products of the Industrial Engineered segment were offset by selling price decreases in our Industrial Performance segment due to our obligation to pass along certain reductions in raw material costs to certain customers. Net sales continued to reflect the unfavorable effect of foreign currency translation as the strengthening of the U.S. Dollar against foreign currencies late in 2014 resulted in a lower value of U.S. Dollar sales for the first nine months of 2015 compared to the same period last year.

Gross profit for our Core Segments in the nine months ended September 30, 2015 was $298 million, an increase of $34 million compared with the nine months ended September 30, 2014.  Gross profit as a percentage of net sales increased to 24% for the nine months ended September 30, 2015 as compared with 19% for the nine months ended September 30, 2014.  The increase in gross profit was primarily due to lower raw material costs, favorable manufacturing variances and distribution costs, lower charges associated with excess inventory reserves and favorable foreign currency translation, partly offset by lower sales volume, unfavorable product mix and lower selling prices.
SG&A expenses of $112 million in the nine months ended September 30, 2015 were $25 million lower than in the same nine months of 2014. Our SG&A for the first nine months of 2014 included $18 million of expenses we incurred in connection with the sale of our Chemtura AgroSolutions business. The first nine months of 2015 benefited from our various cost savings initiatives that we announced at the end of 2014 coupled with the sale of certain non-operating sites of $3 million. These benefits, however, were offset in part by higher cost accruals under our employee benefit and management incentive plans in 2015 compared to last year due to our improved performance year-to-date.
Other Non-Operating Income and Expense
The following discussion regarding income and expense outside of operating income is presented on a consolidated Company basis, which is the sum of the Core Segments and the Agrochemical Manufacturing segment.
Interest expense was $23 million during the nine months ended September 30, 2015, $12 million lower than in the same nine months of 2014, primarily the result of our repayments of debt utilizing net after-tax cash proceeds from the sale of Chemtura AgroSolutions.
Other income, net was $10 million in the nine months ended September 30, 2015 compared with $4 million in the nine months ended September 30, 2014. Other income, net in the nine months ended September 30, 2015 included a gain of $3 million related to the sale of the Platform shares. The remaining activity primarily reflected realized and unrealized foreign exchange gains or losses, most significantly related to the strengthening of the U.S. Dollar against foreign currencies which began in the fourth quarter of 2014.
Income tax expense reported for the nine months ended September 30, 2015 was $43 million compared with $10 million in the nine months ended September 30, 2014. The tax expense reported in 2015 reflected higher earnings and recorded a full tax provision on our U.S. income, following the release of the U.S. valuation allowance in the fourth quarter of 2014. In 2014, we concluded that the positive evidence outweighed the negative evidence that we can utilize our U.S. deferred tax assets before they expire. As a result we released a majority of our U.S. valuation allowance. The tax expense reported in the nine months ended September 30, 2014 included approximately $10 million of foreign withholding taxes on dividends paid and a benefit for approximately $15 million related to an unrecognized tax benefit that had been recorded for an international jurisdiction in prior years.  The tax benefit was recorded after reaching an agreement with the international jurisdiction that effectively settled the prior year liability. In the nine months ended September 30, 2014, due to the continuing application of a valuation allowance against our U.S. deferred tax assets, we did not record an income statement tax provision on our U.S. income (losses) reflecting the related expense (benefit) as a reduction (increase) in the valuation allowance.
Net earnings from continuing operations for the nine months ended September 30, 2015 were $70 million, or $1.02 per diluted share, as compared with $68 million, or $0.72 per diluted share, for the nine months ended September 30, 2014. Our 2014 results included the Chemtura AgroSolutions business prior to the sale of that business in November 2014.
Earnings from discontinued operations, net of tax for the nine months ended September 30, 2014, was $1 million, or $0.01 per diluted share, which related to the Consumer Products business.
The loss on sale of discontinued operations, net of tax for the nine months ended September 30, 2014, was $9 million, or $0.10 per diluted share, which primarily represented post-closing adjustments and obligations, settlement of working capital claims and fees associated with those adjustments and claims related to the sale of our Consumer Products business.
The following tables describe the major factors impacting net sales and operating income for each of our segments:

Net Sales (in millions)	Industrial Performance Products	Industrial Engineered Products	Subtotal Core Segments	Agrochemical Manufacturing	Total
Nine months ended September 30, 2014	$753	$616	$1,369	$354	$1,723
Changes in selling prices	(13)	9	(4)	—	(4)
Unit volume and mix	(34)	(59)	(93)	—	(93)
Foreign currency	(18)	(13)	(31)	—	(31)
Divestiture	—	—	—	(249)	(249)
Nine months ended September 30, 2015	$688	$553	$1,241	$105	$1,346

Operating Income (in millions)	Industrial Performance Products	Industrial Engineered Products	General corporate expense	Facility closures, severance and related costs	Loss on sale of business	Subtotal Core Segments	Agrochemical Manufacturing	Total
Nine months ended September 30, 2014	$81	$17	$(61)	$(6)	$—	$31	$78	$109
Loss on sale of business	—	—	—	—	(4)	(4)	—	(4)
Costs associated with the sale of Chemtura AgroSolutions	—	—	18	—	—	18	—	18
Divestitures	—	—	—	—	—	—	(55)	(55)
Subtotal	81	17	(43)	(6)	(4)	45	23	68
Price over raw materials (a)	26	18	—	—	—	44	—	44
Unit volume and mix	(20)	(16)	—	—	—	(36)	—	(36)
Foreign currency	4	—	—	—	—	4	—	4
Manufacturing cost and absorption	9	13	—	—	—	22	—	22
Distribution cost	(3)	7	—	—	—	4	—	4
Depreciation and amortization expense	5	(3)	1	—	—	3	4	7
Facility closures, severance and related costs	—	—	—	4	—	4	—	4
SGA&R	9	4	(5)	—	—	8	—	8
Other	—	1	—	—	—	1	—	1
Nine months ended September 30, 2015	$111	$41	$(47)	$(2)	$(4)	$99	$27	$126

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

The following is a discussion of the results of our segments for the nine months ended September 30, 2015.
Industrial Performance Products
Our Industrial Performance segment reported lower net sales and higher operating income for the nine months ended September 30, 2015 compared with the same period in 2014.
The decline in net sales resulted from changes in product mix coupled with lower volume in our petroleum additive products. Lower volumes and unfavorable product mix were the result of reduced customer demand in inhibitor, detergents, intermediates and refrigerator lubricants used in automotive, power generation, aerospace and refrigeration applications. We also saw weak demand in mining and oil and gas urethane application products. Net sales were further impacted by the strengthening of the U.S. Dollar against major foreign currencies resulting in the value of net sales in foreign currency translating to lower U.S. Dollar sales in the first nine months of 2015 as compared to the same period of 2014. Our petroleum additive products reflected lower overall selling prices which were principally the result of our contractual and negotiated agreements that result in certain circumstances in reductions in selling prices when certain raw material costs decline.

Despite the reduction in net sales, operating income compared with the nine months ended September 30, 2014 was $30 million higher than the same period of 2014 due to the benefit of price over raw materials, lower manufacturing costs and lower SGA&R expense primarily the result of implementing many of the cost reduction initiatives we announced in 2014. The changes in foreign exchange rates also provided a net benefit due to the location of our manufacturing footprint. These benefits were partly offset by the unfavorable product mix described above.

Industrial Engineered Products
Our Industrial Engineered segment reported lower net sales but higher operating income for the nine months ended September 30, 2015 compared with the same period in 2014.
During the first half of the year our Industrial Engineered segment experienced an interruption in supply of elemental bromine due to a strike at a third-party supplier coupled with a reduction in sales of flame retardant for flexible urethane foams used in furniture applications which were offset by an increase in demand for our Emerald Innovation 3000TM products used in foam applications and clear brine fluids. We saw some recovery for elemental bromine in the third quarter of 2015 as the strike was resolved but as the quarter progressed we saw a weakness in volume of our products used in electronic applications due to market inventory corrections. While the explosion at the Tianjin, China port in August only caused minor disruptions in our supply chain, the effect of the closure of that port, coupled with uncertainty in the market regarding the import and export of hazardous materials had an unfavorable volume impact on certain of our products. Further reductions in volume from the same period in the prior year are the result of discontinuation of sales of certain phosphorus-based flame products in 2014 and the discontinuation of our production of certain bromine based biocides as we closed our Adrian, MI manufacturing facility in June 2015. Overall selling price increases for bromine and bromine derivatives were offset by the unfavorable effects of foreign currency translation due to the strengthening of the U.S. Dollar against foreign currencies in 2015 compared to 2014.

Operating income increased $24 million over the same nine months in 2014 notwithstanding the decline in net sales. The effect of volume declines on operating income were offset by the benefit of price over raw material costs, lower manufacturing and distribution costs, lower charges associated with excess inventory reserves and lower SGA&R as we are now reflecting the full benefit of our cost reduction initiatives announced in the fourth quarter of 2014.

Corporate
Our Corporate segment include costs of a general nature or managed on a corporate basis.  These costs, net of allocations to the business segments, primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization.  Functional costs are allocated between the business segments and general corporate expense.
Corporate expense was $47 million in the nine months ended September 30, 2015, which included amortization and depreciation expense of $11 million.  In comparison, corporate expense was $61 million in the nine months ended September 30, 2014, which included amortization and depreciation expense of $12 million. The decrease is primarily the result of $18 million in non-recurring costs in 2014 related to the sale of our Chemtura AgroSolutions business, a $2 million gain on the sale of a facility in the United States in 2015 which was offset by higher cost accruals under our employee benefit and management incentive plans in 2015 compared to last year due to our improved performance year-to-date.
Agrochemical Manufacturing
The results of the Agrochemical Manufacturing segment in 2015 is not comparable to the results in 2014 due to the change in the nature of the business as a result of the sale of the Chemtura AgroSolutions business in November 2014. The supply agreements with Platform are designed to recover the cash costs incurred to manufacture the products under the agreements, excluding depreciation and amortization. The operating income of the Agrochemical Manufacturing segment primarily represents the amortization, net of accretion of the below-market contract obligation established when the Chemtura AgroSolutions business was sold in November 2014.

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
In the fourth quarter of 2014, we implemented restructuring programs to eliminate stranded costs associated with the sale of our Chemtura AgroSolutions business, reduce manufacturing costs and realign our remaining businesses to improve their effectiveness in delivering increased net sales, operating income and cash flows.
The following is a discussion of significant factors affecting our liquidity and use of capital resources.
Financing Facilities
Our financing facilities are comprised of public debt, several loans and a revolving line of credit.
Senior Notes

In July 2013, we issued in a registered public offering $450 million of 5.75% Senior Notes due 2021 (the "2021 Senior Notes"). As of September 30, 2015, $450 million remained outstanding.
Loans
In August 2010, we entered into a Term Loan due 2016 with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1% (the "Term Loan").  The Term Loan permitted us to increase the size of the facility with an accordion feature by up to $125 million.  Repayments were made on the Term Loan in 2013 and 2014 with proceeds from the 2021 Senior Notes offering, sale of businesses and cash on hand. In May 2015, we made an additional repayment of $42 million. As of September 30, 2015, $40 million remained outstanding under the Term Loan, which is now classified as short term borrowings in our Consolidated Balance Sheet.
We maintain a 5 year secured credit facility of CNY 250 million (approximately $40 million) available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch.  The China Bank Facility has been used for funding construction of our manufacturing facility in Nantong, China and is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd. Repayments of principal are made in semi-annual installments from December 2014 through December 2017. In December 2014 and January 2015, we prepaid $5 million and $15 million, respectively, of the China Bank Facility with proceeds from the sale of the Chemtura AgroSolutions business. As of September 30, 2015, $11 million remained outstanding.
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
At September 30, 2015, we had no borrowings under the 2018 ABL Facility. However, we had $14 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility.  At September 30, 2015, we had approximately $185 million of undrawn availability under the 2018 ABL Facility.
Covenants
These financing facilities, excluding the China Bank Facility, contain covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures. As of September 30, 2015, we were in compliance with the covenant requirements of these financing facilities.
For further discussion of the financing facilities, see Note 7 — Debt in our Notes to Consolidated Financial Statements.
Share Repurchase Program
In October 2014, the Board approved a share repurchase authorization of up to $500 million conditioned upon the sale of the Chemtura AgroSolutions business. In August 2015, the Board authorized an increase to the October 2014 authorization by $150 million, up to $650 million in the aggregate when combined with the October 2014 authorization, and extended the program to December 1, 2016.
During the nine months ended September 30, 2015, we repurchased 5.8 million shares of our common stock at a cost of $140 million. As of September 30, 2015, $180 million remained under our share repurchase program.
The shares are expected to be repurchased from time to time through open market purchases. The share repurchase program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Security and Exchange Commission ("SEC").

Chemtura AgroSolutions Business Divestiture
In November 2014, we completed the sale of our Chemtura AgroSolutions business to Platform Specialty Products Corporation ("Platform") for approximately $1 billion, consisting of $950 million in cash and 2 million shares of Platform's common stock. The purchase price was subject to customary post-closing adjustments, primarily for working capital which was settled in the second quarter of 2015.
During the second quarter of 2015, we sold 2 million shares of Platform common stock for net proceeds of $54 million. As a result of holding the shares, which were accounted for as available for sale securities, we reported a net gain of $3 million in the second quarter of 2015 which is included in other income, net in the Consolidated Statement of Operations.
Under the terms of the Stock and Asset Purchase Agreement ("SAPA"), we have retained most of the property, plant and equipment used to manufacture products for the Chemtura AgroSolutions business and we continue to manufacture products for Platform under several supply agreements and a tolling agreement (collectively, the "supply agreements") with minimum terms of between two and four years.
The supply agreements with Platform are designed to recover the cash costs incurred to manufacture the products under the agreements. Due to these economics, the supply agreements are considered below-market contracts for their full term. As of September 30, 2015, our Consolidated Balance Sheet included $193 million, which represented the remaining loss of profit, on a discounted basis, for these products over the remaining terms of the supply agreements, including contractual obligations to continue to supply for a period of up to 2 years after termination of the supply agreements.
The recognition of this obligation, along with the accretion of the obligation to its undiscounted value, has been and will continue to be recorded as net sales in the Agrochemical Manufacturing segment on a straight-line basis over the term of each supply agreement based on our estimate of the timing of shipments. The recognition of this obligation will not generate cash flows during the term of the supply agreements. As of September 30, 2015, the current and long-term portions of this obligation, on a discounted basis, were $38 million and $155 million, respectively.
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
Restructuring Initiatives
In November 2014, the Board approved a restructuring plan to reduce manufacturing costs, eliminate stranded costs arising from the sale of our Chemtura AgroSolutions business and reduce SG&A costs. The main component of these actions is headcount reductions. The total cash costs approved by the Board to implement this plan was $37 million, of which $21 million was incurred in the fourth quarter of 2014 for severance and related costs. We recorded an additional pre-tax charge of $2 million during the nine months ended September 30, 2015 which included $1 million related to professional fees and $1 million for severance related to the planned closure of our West Lafayette, IN facility that was initiated in February 2015. Additional restructuring costs will be expensed as incurred if and when additional actions are finalized in 2015.
Cash Flows from Operating Activities
Net cash provided by operating activities was $117 million for the nine months ended September 30, 2015 compared with net cash used in operating activities of $23 million in the same period last year.  Changes in key working capital accounts are summarized below:

Favorable (unfavorable)	Nine months ended
(In millions)	September 30, 2015	September 30, 2014
Accounts receivable	$8	$(98)
Inventories	(3)	(34)
Accounts payable	(1)	26
Pension and post-retirement health care liabilities	(25)	(43)

During the nine months ended September 30, 2015, accounts receivable decreased by $8 million from December 31, 2014, primarily related to a decrease in sales in our Industrial Engineered segment particularly in September 2015 compared with sales in the fourth quarter of 2014 which was offset in part by an increase in accounts receivable in our Industrial Performance segment as a result of timing of shipments. Inventories increased by $3 million which represents an increase of inventory in our Agrochemical Manufacturing segment as we are producing more inventory under our supply agreements with Platform to meet the needs of their upcoming growing season offset by a reduction in inventory in our Industrial Performance segment due primarily to the lower cost of raw materials. Accounts payable decreased by $1 million in the nine months ended September 30, 2015, which is the result of lower purchases of raw materials in China for our Industrial Performance segment somewhat offset by an increase in our Industrial Engineered segment. Pension and post-retirement health care liabilities decreased $25 million primarily due to the funding of benefit obligations.  Cash contributions to fund pension and post-retirement benefit liabilities were $27 million for the nine months ended September 30, 2015 which included $21 million for domestic plans and $6 million for international plans.
Cash flows from operating activities for the nine months ended September 30, 2015 were adjusted by the impact of certain non-cash and other charges. Non-cash charges included depreciation and amortization expense of $70 million, the recognition of the obligation, net of accretion, for the below-market supply agreements with Platform of $29 million and share-based compensation expense of $9 million.
During the nine months ended September 30, 2014, accounts receivable increased by $98 million from December 31, 2013, primarily driven by our Agrochemical Manufacturing and Industrial Engineered segments. The Agrochemical Manufacturing segment increase in accounts receivable was the result of typical seasonal increase in demand during the summer growing seasons, particularly in the North Americas and Europe, extended terms for certain products in North America and a reduction in the utilization of financing facilities with banks in Brazil. Additionally, our Industrial Engineered segment accounts receivable increase was due primarily to the timing of sales during the third quarter of 2014 and longer payment terms in Asia. Inventory increased by $34 million from December 31, 2013, primarily driven by our Agrochemical Manufacturing and Industrial Performance segments, offset by a decrease in inventory for our Industrial Engineered segment. Our Agrochemical Manufacturing segment continued to build inventory for the growing season particularly in Latin America. In addition, our Industrial Performance segment reported an increase in inventory as a result of plant shutdowns at the end of 2013 which reduced inventory levels. Further increases in inventory in our Industrial Performance segment were due to higher raw material pricing and some build of inventory to support increased demand. These increases were offset by a reduction in inventory in our Industrial Engineered segment primarily for brominated flame retardants products coupled with the release of capitalized unfavorable variances during 2014. Accounts payable increased by $26 million in the nine months ended September 30, 2014 primarily related to our Industrial Performance segment due to higher inventory purchases coupled with increases in our Agrochemical Manufacturing and Industrial Engineered segments. Pension and post-retirement health care liabilities decreased $43 million primarily due to the funding of benefit obligations.  Pension and post-retirement contributions amounted to $44 million for the nine months ended September 30, 2014 which included $24 million for domestic plans and $20 million for international plans.
Cash flows from operating activities for the nine months ended September 30, 2014 were adjusted by the impact of certain non-cash and other charges. Non-cash charges included depreciation and amortization expense of $77 million, share-based compensation expense of $10 million and loss on sale of discontinued operations of $9 million.
Cash Flows from Investing and Financing Activities
Investing Activities
Net cash provided by investing activities was $4 million for the nine months ended September 30, 2015.  Investing activities included net proceeds from the sale of the Platform shares of $54 million, offset by capital expenditures of $53 million for U.S. and international facilities and environmental and other compliance requirements.
Net cash used in investing activities was $55 million for the nine months ended September 30, 2014.  Investing activities included capital expenditures of $78 million for U.S. and international facilities and environmental and other compliance requirements. Also included in investing activities was $13 million from the collection of the final installment on a receivable from the sale of our 50% interest in Tetrabrom Technologies Ltd. in 2011 and adjusted proceeds from the sale of our Consumer Products business, net of transaction costs, of $7 million and $4 million in proceeds related to the post-closing working capital adjustment in connection with the sale of the Antioxidant business.

Financing Activities
Net cash used in financing activities was $186 million for the nine months ended September 30, 2015. Financing activities primarily included the repurchase of 5.8 million shares of our common stock under our share repurchase program at a cost of $140 million as well as the repayment of $42 million of the Term Loan and $15 million in principal of the China Bank Facility. Other financing sources in the period were $13 million of proceeds from the exercise of stock options.
Net cash used in financing activities was $316 million for the nine months ended September 30, 2014. Financing activities primarily included the repayment of $110 million in principal of the Term Loan as well as the repurchase of 9.5 million shares of our common stock under our share repurchase program at a cost of $227 million. Other financing sources in the period were borrowings for capital improvements related to our new facility in Nantong, China of $15 million and proceeds from the exercise of stock options of $8 million.
Contractual Obligations and Other Cash Requirements
During the nine months ended September 30, 2015, we made aggregate contributions of $21 million to our U.S. and international pension plans and $6 million to our post-retirement benefit plans. Based on the minimum amounts required by law or contractual obligation, we will make approximately $8 million of contributions to these plans during the remainder of 2015. From time to time, we may elect to make additional discretionary cash contributions to our U.S. qualified and international pension plans.
We had net liabilities related to unrecognized tax benefits of $28 million at September 30, 2015.  We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $1 million within the next 12 months.
Guarantees
In addition to $14 million in outstanding letters of credit at September 30, 2015, we have guarantees that have been provided to various financial institutions.  At September 30, 2015, we had $6 million of outstanding guarantees primarily related to vendor deposits.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

CRITICAL ACCOUNTING ESTIMATES
Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), which require management to make estimates and assumptions that affect the amounts and disclosures reported in our Consolidated Financial Statements and accompanying notes.  Our estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in our 2014 Form 10-K describe the critical accounting estimates and accounting policies used in the preparation of our Consolidated Financial Statements.  Actual results could differ from management’s estimates and assumptions.  There have been no significant changes in our critical accounting estimates during the quarter ended September 30, 2015.

OUTLOOK
In the fourth quarter of 2014, we announced our initiatives to reduce, on an annual basis, manufacturing costs by $50 million and reduce SG&A by $12 million as well as eliminate the stranded costs arising from the divestiture of Chemtura AgroSolutions. We indicated that $50 million of the cost reductions resulting from these initiatives would be reflected in 2015 profitability and that the full "run rate" of $62 million would be reflected in 2016 profitability. The actions to implement these cost reduction initiatives were completed in the second quarter of 2015 and were fully evident in the third quarter of 2015 financial results.
During the first quarter of 2015, the U.S. Dollar strengthened against the major foreign currencies resulting in the value of our net sales in foreign currencies declining when translated to U.S. Dollars. The year-on-year impact has been evident in each of the first three quarters of 2015 and, unless the U.S. Dollar weakens significantly, will be present in our fourth quarter operating results. The impact on operating profit of these changes in foreign currency exchange rates has been more muted, as we have costs denominated in foreign currencies related to U.S. Dollar denominated sales that have also declined as the U.S. Dollar has strengthened, offsetting much of the impact of translation on local currency denominated operating profit.

Third quarter year to date, sales volume has been lower than prior year in our Core Segments as we experienced lackluster demand in a number of applications we serve. We do not expect any significant improvement in the fourth quarter of 2015. Our Industrial Engineered segment has seen continuing year-on-year declines in the demand for flame retardants used in flexible urethane foam applications in furniture, and the impact of a bromine supply constraint due to the strike at our third party supplier. These impacts have been offset in part by the organometallics product lines continuing to benefit from increased demand for tin intermediates and by higher demand for clear brine fluids used in offshore deep well exploration for oil and gas. While the lower price of oil is resulting in oil and gas producers reducing investment in exploration, we have not yet seen a reduction in our sales of clear brine fluids. However, the expectation is that a reduction in demand will eventually emerge. Our Industrial Performance segment has seen some weakness in demand for petroleum additive products in the second quarter and HVPAO sales are still constrained by the supply of a key raw material. There have also been unfavorable changes in product mix for both petroleum additive and urethane products. Historically, certain large petroleum additives customers reduce inventories towards the end of the year, resulting in modest seasonality in Industrial Performance segment sales.
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
Following industry announcements of price increases for bromine and certain bromine derivatives products, selling prices have increased as 2015 has progressed, particularly for flame retardants products used in electronic applications. Meanwhile, our Industrial Engineered segments sales volume were constrained by supply disruptions during the first half of 2015 due to a strike at a third-party supplier. The strike was settled in early June and the supplier has gradually restored its production. In the fourth quarter of 2015, we anticipate our supply will be fully restored to its pre-strike volumes.
With the continuing benefit of our cost reduction actions, higher selling prices for bromine and certain bromine derivatives and lower raw material costs, we anticipate that our Core Segments can continue to offset the trends in sales volume in the fourth quarter of 2015 and will deliver year-on-year profitability improvement in this quarter, and thereby for the full year.
There are a number of risks to achieving our business plans as described in Item 1A - Risk Factors and summarized above in Forward Looking Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
This Item should be read in conjunction with Item 7A - Quantitative and Qualitative Disclosures About Market Risk included in our 2014 Form 10-K.
The fair market value of long-term debt is subject to interest rate risk.  Our total debt was $517 million at September 30, 2015.  The fair market value of such debt as of September 30, 2015 was $511 million, which has been determined primarily based on quoted market prices.
We did not have any material financial instruments subject to foreign currency exchange risk as of September 30, 2015.
There have been no other significant changes in market risk during the quarter ended September 30, 2015.

ITEM 4.  Controls and Procedures
(a)  Disclosure Controls and Procedures
As of September 30, 2015, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                OTHER INFORMATION

ITEM 1.  Legal Proceedings
See Note 13 — Legal Proceedings and Contingencies in our Notes to Consolidated Financial Statements for a description of our legal proceedings.

ITEM 1A.  Risk Factors
Our risk factors are described in our 2014 Form 10-K.  Investors are encouraged to review those risk factors in detail before making any investment in our securities.  There have been no significant changes in our risk factors during the quarter ended September 30, 2015.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities During the Third Quarter of 2015
In October 2014, the Board approved a share repurchase authorization of up to $500 million conditioned upon the sale of the Chemtura AgroSolutions business. In August 2015, the Board authorized an increase to the October 2014 authorization by $150 million, up to $650 million in the aggregate when combined with the October 2014 authorization, and extended the program to December 1, 2016.
During the nine months ended September 30, 2015, we repurchased 5.8 million shares of our common stock at a cost of $140 million. The remaining authorization under this program was $180 million at September 30, 2015.
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
The following table provides information about our repurchases of equity securities during the quarter ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions)		(in millions)	(in millions)
July 1, 2015 - July 31, 2015	0.3	$26.72	0.3	$39
August 1, 2015 - August 31, 2015	0.2	$27.09	0.2	$185
September 1, 2015 - September 30, 2015	0.2	$28.00	0.2	$180
Total	0.7		0.7

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

CHEMTURA CORPORATION

(Registrant)

Date:	October 28, 2015	/s/ Laurence M. Orton

Name: Laurence M. Orton
Title: Vice President and Corporate Controller (Principal Accounting Officer)