Form 10-Q
period 2016-03-31
Chemtura CORP
filed 2016-04-28
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No
The number of shares of common stock outstanding as of the latest practicable date is as follows

Class	Number of shares outstanding at March 31, 2016
Common Stock - $.01 par value	63,960,031

CHEMTURA CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

PART I.                 FINANCIAL INFORMATION

ITEM 1.                Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Quarters ended March 31, 2016 and 2015
(In millions, except per share data)

	Quarters ended March 31,
	2016	2015
Net sales	$414	$438

Cost of goods sold	293	340
Selling, general and administrative	33	36
Depreciation and amortization	21	24
Research and development	5	5
Facility closures, severance and related costs	—	1
Loss on sale of business	—	3
Impairment charges	1	—
Pension settlement	162	—
Operating (loss) income	(101)	29
Interest expense	(8)	(8)
Other (expense) income, net	(2)	11
(Loss) earnings from continuing operations before income taxes	(111)	32
Income tax benefit (expense)	15	(11)
(Loss) earnings from continuing operations	(96)	21
Loss on sale of discontinued operations, net of tax	—	(1)
Net (loss) earnings	$(96)	$20

Basic per share information
(Loss) earnings from continuing operations	$(1.46)	$0.31
Loss on sale of discontinued operations, net of tax	—	(0.01)
Net (loss) earnings	$(1.46)	$0.30
Diluted per share information
(Loss) earnings from continuing operations	$(1.46)	$0.30
Loss on sale of discontinued operations, net of tax	—	(0.01)
Net (loss) earnings	$(1.46)	$0.29

Weighted average shares outstanding - Basic	65.7	68.8
Weighted average shares outstanding - Diluted	65.7	69.8

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
Quarters ended March 31, 2016 and 2015
(In millions)

	Quarters ended March 31,
	2016	2015
Net (loss) earnings	$(96)	$20
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	14	(38)
Pension and other post-retirement benefit costs	135	—
Unrealized gain on available for sale securities	—	4
Comprehensive income (loss)	$53	$(14)

See accompanying notes to Consolidated Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2016 (Unaudited) and December 31, 2015
(In millions, except par value data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$194	$323
Accounts receivable, net	238	210
Inventories, net	328	315
Other current assets	125	130
Total current assets	885	978
NON-CURRENT ASSETS
Property, plant and equipment, net	665	663
Goodwill	166	166
Intangible assets, net	86	88
Deferred tax asset	341	354
Other assets	126	111
Total assets	$2,269	$2,360
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term borrowings	$49	$46
Accounts payable	119	120
Accrued expenses	124	142
Below market contract obligation - current	38	38
Income taxes payable	24	15
Total current liabilities	354	361
NON-CURRENT LIABILITIES
Long-term debt	465	465
Pension and post-retirement health care liabilities	233	270
Below market contract obligation - non-current	136	145
Deferred tax liability	5	7
Other liabilities	109	110
Total liabilities	1,302	1,358
EQUITY
Common stock - $0.01 par value Authorized - 500.0 shares Issued - 100.6 shares at March 31, 2016 and 100.6 shares at December 31, 2015	1	1
Additional paid-in capital	4,367	4,371
Accumulated deficit	(2,222)	(2,126)
Accumulated other comprehensive loss	(313)	(462)
Treasury stock - at cost - 36.6 shares at March 31, 2016 and 33.4 shares at December 31, 2015	(867)	(783)
Total Chemtura stockholders' equity	966	1,001
Non-controlling interest	1	1
Total equity	967	1,002
Total liabilities and equity	$2,269	$2,360
See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Quarters ended March 31, 2016 and 2015
(In millions)

	Quarters ended March 31,
	2016	2015
Increase (decrease) in cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(96)	$20
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Loss on sale of discontinued operations	—	1
Loss on sale of business	—	3
Below market contract obligation	(9)	(9)
Pension settlement	162	—
Depreciation and amortization	21	24
Share-based compensation expense	3	3
Other non-cash transactions	1	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(24)	(23)
Inventories	(7)	1
Accounts payable	(3)	11
Pension and post-retirement health care liabilities	(49)	(4)
Other	(31)	(11)
Net cash (used in) provided by operating activities	(32)	16
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	—	(2)
Capital expenditures	(15)	(13)
Net cash used in investing activities	(15)	(15)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long term debt	(1)	(17)
Proceeds from short-term borrowings, net	2	—
Common shares acquired	(89)	(122)
Proceeds from exercise of stock options	—	3
Net cash used in financing activities	(88)	(136)
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	6	(12)
Change in cash and cash equivalents	(129)	(147)
Cash and cash equivalents at beginning of period	323	392
Cash and cash equivalents at end of period	$194	$245

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
The information in the foregoing Consolidated Financial Statements for the quarters ended March 31, 2016 and 2015 is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to our Consolidated Financial Statements.
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
The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).  The consolidated results of operations for the quarter ended March 31, 2016 are not necessarily indicative of the results expected for the full year.
In accordance with the requirements of ASC 740, Income Taxes, we calculate our interim period income tax expense based upon an estimated effective tax rate for the annual period multiplied by our interim earnings (loss) before income taxes, adjusted for discrete items as necessary.
Accounting Policies and Other Items
Included in accounts receivable are allowances for doubtful accounts of $2 million as of March 31, 2016 and December 31, 2015.
During the three months ended March 31, 2016 and 2015, we made cash interest payments of $14 million and cash payments for income taxes (net of refunds) of $2 million and $18 million, respectively.
At March 31, 2016 and December 31, 2015, $1 million of our asset retirement obligation was included in accrued expenses and $15 million was included in other liabilities in our Consolidated Balance Sheet.

Accounting Developments
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2018. Early adoption is permitted in 2017 for calendar year entities. We currently do not intend to early adopt. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that the ASU will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under current U.S. GAAP, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense.  This ASU requires that they be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, which is similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense using the effective interest method. We adopted this guidance retrospectively during the first quarter of 2016. As a result of adoption of this guidance, total assets and total liabilities as of December 31, 2015 decreased as discussed below:

	December 31, 2015
(in millions)	Previously reported	Reclassification	Current presentation
Other assets	$117	(6)	$111
Total assets	$2,366	(6)	$2,360

Long-term debt	$471	(6)	$465
Total liabilities	$1,364	(6)	$1,358
Total liabilities and equity	$2,366	(6)	$2,360
In July 2015, the FASB issued ASU No. 2015-11 Simplifying the Measurement of Inventory, which requires inventory to be measured at the lower of cost and net realizable value. This new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and is to be applied prospectively. While early adoption is permitted we do not intend to early adopt these provisions. We are evaluating the impact of this new standard on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The provisions of ASU 2016-02 are effective for fiscal years and interim periods beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating the impact this accounting standard will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, employee tax withholding, calculation of shares for use in diluted earnings per share and classification on the statement of cash flows. The provisions of ASU 2016-09 are effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact this accounting standard will have on our consolidated financial statements and related disclosures.

2)                  DIVESTITURES
In November 2014, we sold our Chemtura AgroSolutions business to Platform Specialty Products Corporation ("Platform") under a Stock and Asset Purchase Agreement ("SAPA") for approximately $1 billion, consisting of $950 million in cash and 2 million shares of Platform's common stock. During 2015, we sold the 2 million shares of Platform common stock for net proceeds of $54 million. The purchase price was subject to customary post-closing adjustments, primarily for working capital which was settled during 2015.

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
The supply agreements with Platform are designed to recover the cash costs incurred to manufacture the products under the agreements. Accordingly, the supply agreements are considered below-market contracts for their full term. As of March 31, 2016, our Consolidated Balance Sheet included $174 million, which represents the remaining loss of profit, on a discounted basis, for these products over the remaining terms of the supply agreements, including contractual obligations to continue to supply for a period of up to 2 years after termination of the supply agreements.
The recognition of this obligation, along with the accretion of the obligation to its undiscounted value, has been and will continue to be recorded as net sales in the Agrochemical Manufacturing segment on a straight-line basis over the term of each supply agreement based on our estimate of the timing of shipments. The recognition of this obligation will not generate cash flows during the term of the supply agreements. As of March 31, 2016, the current and long-term portions of this obligation, on a discounted basis, were $38 million and $136 million, respectively.
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
Included in the loss on sale of business for the three months ended March 31, 2015 are customary working capital and other adjustments and the sale of our wholly-owned subsidiary in Russia.
3)                         RESTRUCTURING ACTIVITIES
A summary of the changes in the liabilities established for restructuring programs during the quarter ended March 31, 2016 is as follows:

(In millions)	Severance and Related Costs
Balance at December 31, 2015	$3
Cash payments	(1)
Balance at March 31, 2016	$2

At March 31, 2016 and December 31, 2015, the balance of these reserves were included in accrued expenses in our Consolidated Balance Sheet.

4)                         INVENTORIES

(In millions)	March 31, 2016	December 31, 2015
Finished goods	$211	$209
Work in process	44	38
Raw materials and supplies	73	68
	$328	$315

Included in the above net inventory balances are inventory obsolescence reserves of approximately $20 million at March 31, 2016 and December 31, 2015.

5)                         PROPERTY, PLANT AND EQUIPMENT

(In millions)	March 31, 2016	December 31, 2015
Land and improvements	$63	$63
Buildings and improvements	205	200
Machinery and equipment	1,237	1,201
Information systems equipment	163	161
Furniture, fixtures and other	20	19
Construction in progress	54	65
	1,742	1,709
Less: accumulated depreciation	1,077	1,046
	$665	$663

Depreciation expense was $19 million and $21 million for the quarters ended March 31, 2016 and 2015. Depreciation expense included accelerated depreciation of certain fixed assets associated with our restructuring programs of $1 million for the quarter ended March 31, 2015.

6)                         GOODWILL AND INTANGIBLE ASSETS
Goodwill was $166 million at March 31, 2016 and December 31, 2015. The goodwill is allocated to the Industrial Performance Products segment.
Our intangible assets, excluding goodwill, consist of Patents, Trademarks, Customer Relationships, Production Rights and Other Intangibles. At March 31, 2016 and December 31, 2015, our net intangible assets were $86 million and $88 million, respectively. The decrease was due to amortization expense. Amortization expense related to intangible assets was $2 million and $3 million for the quarters ended March 31, 2016 and 2015, respectively.

7)                         DEBT
Our debt is comprised of the following:

(In millions)	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% Senior Notes due 2021	$444	$443	$444	$452
Term Loan due 2016	40	40	40	40
Other borrowings	30	30	27	27
Total Debt	514	513	511	519
Less: Other short-term borrowings	(9)		(6)
Less: Current portion of Term Loan	(40)		(40)
Total Long-term debt	$465		$465

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
Term Loan
In August 2010, we entered into the a senior secured term loan facility due August 2016 (the "Term Loan") with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Term Loan permitted us to increase the size of the facility with an accordion feature by up to $125 million.  Repayments were made on the Term Loan in 2013 and 2014 with proceeds from the 2021 Senior Notes offering, the cash proceeds from the sale of businesses and cash on hand. In May 2015, we made an additional repayment of $42 million. As of March 31, 2016, $40 million remained outstanding under the Term Loan, which is now classified as short term borrowings in our Consolidated Balance Sheet.
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
Additionally, the Term Loan requires that we meet certain financial maintenance covenants including a maximum Secured Leverage Ratio (net of unrestricted cash, as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0. Additionally, the Term Loan contains a covenant related to the repayment of excess cash flow (as defined in the agreement). As of March 31, 2016, we were in compliance with the covenant requirements of the Term Loan.
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
The revolving loans under the 2018 ABL Facility will bear interest at a rate per annum which, at our option, can be either: (a) a base rate (which varies depending on the currency in which the loans are borrowed) plus a margin of between 0.50% and 1.00% for loans denominated in U.S. dollars or between 1.50% and 2.00% for loans denominated in other currencies, in each case based on the average excess availability under the 2018 ABL Facility for the preceding quarter; or (b) the current reserve adjusted Eurocurrency Rate (as defined in the agreement) plus a margin of between 1.50% and 2.00% based on the average excess availability under the 2018 ABL Facility for the preceding quarter.
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
At March 31, 2016 and December 31, 2015, we had no borrowings under the 2018 ABL Facility. However, at March 31, 2016 and December 31, 2015 we had $14 million of outstanding letters of credit (primarily related to insurance and environmental obligations and banking credit facilities) which utilizes available capacity under the facility. At March 31, 2016 and December 31, 2015, we had approximately $189 million and $186 million, respectively, of undrawn availability under the 2018 ABL Facility.
Other Facilities
In December 2012, we entered into a CNY 250 million (approximately $40 million) 5 year secured credit facility available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch (the "ABC Bank").  The China Bank Facility has been used for funding construction of our manufacturing facility in Nantong, China and is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd.  The loans under the China Bank Facility bear interest at a rate determined from time to time by ABC Bank based on the prevailing People's Bank of China Lending Rate. Repayments of principal are made in semi-annual installments from December 2014 through December 2017. In January 2015, we prepaid $15 million of the China Bank Facility with proceeds from the sale of our Chemtura AgroSolutions business. At March 31, 2016 and December 31, 2015, we had borrowings of $11 million under the China Bank Facility.

8)                         INCOME TAXES
We reported income tax benefit of $15 million for the quarter ended March 31, 2016 and income tax expense of $11 million for the quarter ended March 31, 2015. The tax benefit reported for the quarter ended March 31, 2016 reflected the tax benefit of $33 million related to the pension annuity transaction which is considered a discrete item for purposes of our interim tax provision.
We have net liabilities related to unrecognized tax benefits of $27 million at March 31, 2016 and December 31, 2015.
9)                         ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss (“AOCL”), net of tax at March 31, 2016 and December 31, 2015, were as follows:

(in millions)	Foreign Currency Translation Adjustments	Unrecognized Pension and Other Post-Retirement Benefit Costs	Total
As of December 31, 2015	$(141)	$(321)	$(462)
Other comprehensive income before reclassifications	14	5	19
Amounts reclassified from AOCL	—	130	130
Net current period other comprehensive income	14	135	149
As of March 31, 2016	$(127)	$(186)	$(313)

The following table summarizes the reclassifications from AOCL to the Consolidated Statement of Operations for the quarters ended March 31, 2016 and 2015:

	Amount Reclassified from AOCL
	Quarters ended March 31,
(in millions)	2016	2015	Affected line item in the consolidated statement of operations
Foreign currency translation items:
Loss on sale of business (a)	$—	$(5)	Loss on sale of business
Net of tax	—	(5)
Defined benefit pension plan items:
Amortization of prior-service costs (b)	1	1	Primarily SG&A
Amortization of actuarial losses (b)	(2)	(7)	Primarily SG&A
Pension settlement loss	(162)	—	Pension settlement
Total before tax	(163)	(6)
Total tax	33	1	Income Tax Benefit (Expense)
Net of tax	(130)	(5)
Total reclassifications	$(130)	$(10)

(a) Sale of the Chemtura AgroSolutions business (see Note 2 - Divestitures for additional information).
(b) These items are included in the computation of net periodic benefit pension cost (see Note 12 - Pension and Other Post-Retirement Benefit Plans for additional information).
10)                         COMMON SHARES
The computation of basic earnings per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings per common share is based on the weighted average number of common and common share equivalents outstanding. The computation of diluted earnings per common share equals the basic earnings per common share for the quarter ended March 31, 2016, since the common stock equivalents were anti-dilutive as a result of a loss from continuing operations. Common stock equivalents amounted to 0.8 million shares for the quarter ended March 31, 2016.
The following is a reconciliation of the shares used in the computation of earnings per share:

	Quarters ended March 31,
(In millions)	2016	2015
Weighted average shares outstanding - Basic	65.7	68.8
Dilutive effect of common share equivalents	—	1.0
Weighted average shares outstanding - Diluted	65.7	69.8

In October 2014, the Board approved a share repurchase authorization of up to $500 million conditioned upon the sale of the Chemtura AgroSolutions business (the “October 2014 Authorization”). In August 2015, the Board authorized an increase to the October 2014 Authorization by $150 million, up to $650 million in the aggregate when combined with the October 2014 Authorization, and extended the program to December 1, 2016.
During the three months ended March 31, 2016, we repurchased 3.5 million shares of our common stock at a cost of $89 million. As of March 31, 2016, $82 million remained under the share repurchase program.
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
Share-based compensation expense was $3 million for the quarters ended March 31, 2016 and 2015. Stock-based compensation expense was primarily reported in SG&A.
Restricted Stock Units and Performance Shares
In March 2016, the compensation and governance committee of the Board (the "Compensation Committee") approved the grant of 0.2 million time-based RSUs under the 2016 long-term incentive awards (the "2016 Awards").  These RSUs vest ratably over a three-year period.
In March 2016, the Compensation Committee also approved the grant of 0.2 million performance shares under the 2016 Awards.  The performance share grant is subject to a performance multiplier of up to 2 times the targeted award.  The performance measurement period is the three calendar year period ending December 31, 2018 and the performance share metric is the relative total shareholder return against the companies comprising the Dow Jones U.S. Chemical Index. The performance shares will be settled as soon as practicable after the performance period but no later than March 15, 2019. We used the Monte-Carlo simulation model to determine the fair value of the performance shares.  Using this method, the average per share fair value of these awards was $28.89.
Total remaining unrecognized compensation expense associated with all unvested time-based RSUs and performance shares at March 31, 2016 was $19 million, which will be recognized over the weighted average period of approximately 2 years.

12)                  PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Components of our defined benefit plans net periodic benefit (credit) cost for the quarters ended March 31, 2016 and 2015 are as follows:

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Quarters ended March 31,		Quarters ended March 31,		Quarters ended March 31,
(In millions)	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$1	$—	$—	$—
Interest cost	3	6	4	4	1	1
Expected return on plan assets	(5)	(10)	(5)	(6)	—	—
Amortization of prior service cost	—	—	—	—	(1)	(1)
Amortization of actuarial losses	1	4	1	2	—	1
Settlement loss recognized	162	—	—	—	—	—
Net periodic benefit cost	$161	$—	$1	$—	$—	$1

On February 22, 2016, we announced that, in accordance with the selection made by Evercore Trust Company, N.A. ("Evercore Trust"), the independent fiduciary for the Chemtura Corporation Retirement Plan (the “US Qualified Plan”), our US Qualified Plan entered into a purchase agreement with Voya Retirement Insurance and Annuity Company ("Voya"), a member of the Voya Financial, Inc. family of companies, for a group annuity contract transferring payment responsibility to Voya for the pension benefits of approximately 5,000 U.S. retirees, or their designated beneficiaries, to Voya.

By irrevocably transferring these pension benefit payment obligations to Voya, our overall projected pension benefit obligation has been reduced by $363 million, based on the valuation date of February 17, 2016. The annuity purchase price was $354 million and was funded by the assets of the US Qualified Plan. As a result, we recorded a pre-tax non-cash pension settlement charge of $162 million to pension settlement in the first quarter of 2016. Additionally, we contributed $35 million of cash to the US Qualified Plan during the first quarter of 2016 to maintain the US Qualified Plan’s funded status at the approximate level that existed prior to the pension annuity transaction.

We also completed the evaluation as to whether additional benefit obligations existed in connection with the equalization of certain benefits under the Great Lakes U.K. Limited Pension Plan ("UK Pension Plan") that occurred in the early 1990s and pursuant to European Law requiring equal treatment of male and female members.  During the first quarter of 2016, we reached a final agreement with the trustees of the UK Pension Plan as to the contribution our UK subsidiary should make to fund this benefit obligation and as a result we further reduced our previously estimated liability related to this matter.  Therefore, in the first quarter of 2016, our UK subsidiary made a contribution of under $1 million to the UK Pension Plan in accordance with the agreement reached with the trustees and released the $2 million remainder of the estimated liability as a credit to SG&A.

As noted above, we contributed a total of $35 million to our US qualified pension plans in the first quarter of 2016. We also contributed $1 million to our US non-qualified pension plans and $11 million to our international pension plans in the three months ended March 31, 2016.  Contributions to post-retirement health care plans in the three months ended March 31, 2016 were $2 million.

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
The total amount accrued for environmental liabilities as of March 31, 2016 and December 31, 2015 was $63 million.  At March 31, 2016 and December 31, 2015, $15 million and $16 million, respectively, of these environmental liabilities were reflected as accrued expenses and $48 million and $47 million, respectively, were reflected as other liabilities.  We estimate that ongoing environmental liabilities could range up to $72 million at March 31, 2016.  Our accruals for environmental liabilities include estimates for determinable clean-up costs.  We recorded pre-tax charges of $1 million for the three months ended March 31, 2016 and made payments of $2 million during the three months ended March 31, 2016 for clean-up costs, which reduced our environmental liabilities.  At certain sites, we have contractual agreements with certain other parties to share remediation costs.  As of March 31, 2016, no receivables are outstanding related to these agreements.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.  We intend to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  However, the final cost of clean-up at these sites could exceed our present estimates, and could have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations, or cash flows.  Our estimates for environmental remediation liabilities may change in the future as the extent of contamination is further investigated, should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites are finalized.
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
Guarantees
In addition to the letters of credit of $14 million outstanding at March 31, 2016 and December 31, 2015, respectively, we have guarantees that have been provided to various financial institutions.  At March 31, 2016 and December 31, 2015, we had $6 million of outstanding guarantees, respectively.  The letters of credit and guarantees were primarily related to liabilities for insurance and environmental obligations, banking and credit facilities, vendor deposits and European value added tax (“VAT”) obligations.
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

14)                  BUSINESS SEGMENT DATA
We evaluate a segment’s performance based on several factors, of which the primary factor is operating income (loss).  In computing operating income (loss) by segment, the following items have not been deducted:  (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs; (4) gain or loss on sale of business; (5) impairment charges; and (6) pension settlement charge. Pursuant to ASC Topic 280, Segment Reporting (“ASC 280”), these items have been excluded from our presentation of segment operating income (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.
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
Agrochemical Manufacturing
Our Agrochemical Manufacturing segment represents continuing supply agreements with Platform with minimum terms of between two and four years. The supply agreements with Platform are designed to recover the cash costs incurred to manufacture the products under the agreements. Due to these economics, the supply agreements are considered below-market contracts for their full term and therefore, an obligation was recorded, on a discounted basis, which represents the remaining loss of profit on these products over the remaining terms of the supply agreements, including contractual obligations to continue to supply for a period of up to 2 years after the termination of the contracts. The recognition of this obligation, along with the accretion of the obligation to its undiscounted value, has been and will continue to be recorded as net sales in the Agrochemical Manufacturing segment on a straight-line basis over the term of each supply agreement based on our estimate of the timing of shipments. The recognition of this obligation will not generate cash flows during the term of the supply agreements.
Corporate and Other Charges
Corporate includes costs and expenses that are of a general corporate nature or managed on a corporate basis.  These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization.  Functional costs are allocated between the business segments and general corporate expense. Facility closures, severance and related costs are primarily for severance costs related to our cost savings initiatives. The loss on sale of business represents the settlement of working capital and other adjustments which occurred in 2015 related to the sale of our Chemtura AgroSolutions business in 2014. The pension settlement related to the transfer of certain pension benefit obligations to Voya.
A summary of business data for our reportable segments for the quarters ended March 31, 2016 and 2015 are as follows:

	Quarters ended March 31,
(In millions)	2016	2015
Net Sales
Petroleum additives	$151	$159
Urethanes	65	73
Industrial Performance Products	216	232
Bromine based & related products	135	139
Organometallics	37	36
Industrial Engineered Products	172	175
Agrochemical Manufacturing	26	31
Total net sales	$414	$438

	Quarters ended March 31,
(In millions)	2016	2015
Operating Income (Loss)
Industrial Performance Products	$46	$36
Industrial Engineered Products	18	2
Agrochemical Manufacturing	10	8
	74	46
General corporate expense, including amortization	(12)	(13)
Facility closures, severance and related costs	—	(1)
Loss on sale of business	—	(3)
Impairment charges	(1)	—
Pension settlement	(162)	—
Total operating (loss) income	$(101)	$29

15)                  GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA
Our obligations under the 2021 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each current and future domestic restricted subsidiary, other than excluded subsidiaries, that guarantee any indebtedness of Chemtura or our restricted subsidiaries.  Our subsidiaries that do not guarantee the 2021 Senior Notes are referred to as the “Non-Guarantor Subsidiaries.”  The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, statements of comprehensive income (loss), balance sheets and statements of cash flows for: (i) Chemtura Corporation (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Chemtura historical reported financial information); (ii) the Parent Company, alone (accounting for our Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) the Guarantor Subsidiaries alone; and (iv) the Non-Guarantor Subsidiaries alone.
Condensed Consolidating Statement of Operations
Quarter ended March 31, 2016
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$414	$(326)	$265	$85	$390
Cost of goods sold	293	(326)	211	67	341
Selling, general and administrative	33	—	22	2	9
Depreciation and amortization	21	—	5	7	9
Research and development	5	—	4	—	1
Impairment charges	1	—	—	1	—
Pension settlement	162	—	162	—	—
Operating (loss) income	(101)	—	(139)	8	30
Interest expense	(8)	—	(8)	—	—
Other (expense) income, net	(2)	—	2	—	(4)
Equity in net earnings of subsidiaries	—	(25)	25	—	—
Earnings from continuing operations before income taxes	(111)	(25)	(120)	8	26
Income tax benefit (expense)	15	—	24	—	(9)
Net (loss) earnings	$(96)	$(25)	$(96)	$8	$17

Condensed Consolidating Statement of Comprehensive Income (Loss)
Quarter ended March 31, 2016
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net (loss) earnings	$(96)	$(25)	$(96)	$8	$17
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	14	—	(2)	—	16
Pension and other post-retirement benefit costs	135	—	134	—	1
Comprehensive income (loss)	$53	$(25)	$36	$8	$34

Condensed Consolidating Balance Sheet
As of March 31, 2016
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$885	$—	$282	$109	$494
Intercompany receivables	—	(1,594)	526	225	843
Investment in subsidiaries	—	(4,845)	824	1,135	2,886
Property, plant and equipment	665	—	109	222	334
Goodwill	166	—	93	3	70
Other assets	553	—	431	29	93
Total assets	$2,269	$(6,439)	$2,265	$1,723	$4,720
LIABILITIES AND EQUITY
Current liabilities	$354	$—	$170	$39	$145
Intercompany payables	—	(1,594)	399	486	709
Long-term debt	465	—	455	—	10
Other long-term liabilities	483	—	274	71	138
Total liabilities	1,302	(1,594)	1,298	596	1,002
Total equity	967	(4,845)	967	1,127	3,718
Total liabilities and equity	$2,269	$(6,439)	$2,265	$1,723	$4,720

Condensed Consolidating Statement of Cash Flows
Quarter ended March 31, 2016
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(96)	$(25)	$(96)	$8	$17
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operations:
Below market contract obligation	(9)	—	(8)	—	(1)
Pension settlement	162	—	162	—	—
Depreciation and amortization	21	—	5	7	9
Share-based compensation expense	3	—	3	—	—
Other non-cash transactions	1	—	—	1	—
Changes in assets and liabilities, net	(114)	25	(108)	(8)	(23)
Net cash (used in) provided by operations	(32)	—	(42)	8	2
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(15)	—	(2)	(8)	(5)
Net cash used in investing activities	(15)	—	(2)	(8)	(5)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long term debt	(1)	—	—	—	(1)
Proceeds from short-term borrowings, net	2	—	—	—	2
Common shares acquired	(89)	—	(89)	—	—
Net cash (used in) provided by financing activities	(88)	—	(89)	—	1
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	6	—	—	—	6
Change in cash and cash equivalents	(129)	—	(133)	—	4
Cash and cash equivalents at beginning of period	323	—	171	—	152
Cash and cash equivalents at end of period	$194	$—	$38	$—	$156

Condensed Consolidating Statement of Operations
Quarter ended March 31, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$438	$(343)	$289	$97	$395
Cost of goods sold	340	(343)	245	80	358
Selling, general and administrative	36	—	24	2	10
Depreciation and amortization	24	—	5	10	9
Research and development	5	—	2	1	2
Facility closures, severance and related costs	1	—	—	1	—
Loss (gain) on sale of business	3	—	(2)	—	5
Operating income	29	—	15	3	11
Interest expense	(8)	—	(9)	—	1
Other income, net	11	—	5	2	4
Equity in net earnings of subsidiaries	—	(15)	15	—	—
Earnings from continuing operations before income taxes	32	(15)	26	5	16
Income tax expense	(11)	—	(5)	—	(6)
Earnings from continuing operations	21	(15)	21	5	10
Loss on sale of discontinued operations, net of tax	(1)	—	(1)	—	—
Net earnings	$20	$(15)	$20	$5	$10

Condensed Consolidating Statement of Comprehensive (Loss) Income
Quarter ended March 31, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$20	$(15)	$20	$5	$10
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(38)	—	16	—	(54)
Pension and other post-retirement benefit costs	—	—	(2)	—	2
Unrealized gain on securities	4	—	4	—	—
Comprehensive (loss) income	$(14)	$(15)	$38	$5	$(42)

Condensed Consolidating Balance Sheet
As of December 31, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$978	$—	$402	$108	$468
Intercompany receivables	—	(1,610)	541	223	846
Investment in subsidiaries	—	(4,799)	782	1,135	2,882
Property, plant and equipment	663	—	112	221	330
Goodwill	166	—	93	3	70
Other assets	553	—	440	29	84
Total assets	$2,360	$(6,409)	$2,370	$1,719	$4,680
LIABILITIES AND EQUITY
Current liabilities	$361	$—	$180	$41	$140
Intercompany payables	—	(1,610)	407	488	715
Long-term debt	465	—	455	—	10
Other long-term liabilities	532	—	326	71	135
Total liabilities	1,358	(1,610)	1,368	600	1,000
Total equity	1,002	(4,799)	1,002	1,119	3,680
Total liabilities and equity	$2,360	$(6,409)	$2,370	$1,719	$4,680

Condensed Consolidating Statement of Cash Flows
Quarter ended March 31, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$20	$(15)	$20	$5	$10
Adjustments to reconcile net earnings to net cash provided by operations:
Loss on sale of discontinued operations	1	—	1	—	—
Loss (gain) on sale of business	3	—	(2)	—	5
Below market contract obligation	(9)	—	(8)	—	(1)
Depreciation and amortization	24	—	5	10	9
Share-based compensation expense	3	—	3	—	—
Changes in assets and liabilities, net	(26)	15	(18)	(11)	(12)
Net cash provided by operations	16	—	1	4	11
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	(2)	—	(2)	—	—
Capital expenditures	(13)	—	(3)	(4)	(6)
Net cash used in investing activities	(15)	—	(5)	(4)	(6)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long term debt	(17)	—	(1)	—	(16)
Common shares acquired	(122)	—	(122)	—	—
Proceeds from exercise of stock options	3	—	3	—	—
Net cash used in financing activities	(136)	—	(120)	—	(16)
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(12)	—	—	—	(12)
Change in cash and cash equivalents	(147)	—	(124)	—	(23)
Cash and cash equivalents at beginning of period	392	—	227	—	165
Cash and cash equivalents at end of period	$245	$—	$103	$—	$142

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
This Report contains forward-looking statements based on management’s current expectations, estimates and projections. All statements that address expectations or projections about the future, including our actions that will drive earnings growth, demand for our products and expectations for growth and cost savings are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions and other factors, some of which are beyond our control and difficult to predict. If known or unknown risks materialize, or should underlying assumptions prove inaccurate, our actual results could differ materially from past results and from those expressed in forward-looking statements. Important factors that could cause our results to differ materially from those expressed in forward-looking statements include, but are not limited to, economic, business, competitive, political, regulatory, legal and governmental conditions in the countries and regions in which we operate. These factors and others are discussed more fully in the reports we file with the Securities and Exchange Commission, particularly our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K"). We assume no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws.
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

FIRST QUARTER RESULTS
Overview
Consolidated net sales for the first quarter of 2016 were $414 million or $24 million lower than the first quarter of 2015 due to lower sales volume and mix of $15 million, lower selling prices of $8 million and unfavorable foreign currency translation of

$1 million. Our Industrial Performance segment saw volume growth in our petroleum additive products that was offset by lower sales volume and weaker mix for urethanes products. The weakness in urethane product demand related to, among other factors, the decline in demand from oil and natural gas applications that has developed over the last twelve months due to lower oil prices. Our Industrial Engineered segment saw a steady increase in volume for our Emerald Innovation 3000™ products for insulation applications and sales of our organometallic products grew. This growth was offset by decreased demand for clear brine fluids used in deep offshore oil well drilling applications and the termination of certain supply agreements due to the closure of our Adrian, MI facility in the summer 2015. Our Agrochemical Manufacturing segment showed volume declines that were the result of timing of orders under our supply agreements. Increases in average sales price, particularly for our bromine products serving the insulation and electronics market, offset some of the sales price declines experienced in our Industrial Performance segment that were the result of lowering sales prices during 2015 as we passed along the reductions in raw material costs due to lower oil prices to our customers as required under formula-based contract pricing agreements.
Gross profit for the first quarter of 2016 was $121 million, an increase of $23 million compared with the first quarter of 2015.  Gross profit as a percentage of net sales increased to 29% for the first quarter of 2016 compared with 22% for the first quarter of 2015.  The increase in gross profit was primarily due to overall favorable product mix and lower manufacturing costs, partly offset by lower sales volume and selling prices.
Selling, general and administrative (“SG&A”) expenses of $33 million were $3 million lower than the first quarter of 2015 primarily the result of releasing the remainder of the accrued liability for the U.K. pension equalization matter upon resolution, as well as lower facility costs and the recognition of certain technology license income. The first quarter of 2015 also benefited from the gain on the sale of a former facility in the United States.
In February 2016, the Chemtura Corporation Retirement Plan (the "US Qualified Plan") entered into a purchase agreement for a group annuity contract transferring payment responsibility for the pension benefits of certain retirees. As a result, we recorded a pre-tax non-cash pension settlement charge of $162 million. For further information on this transaction, see Note 12 - Pension and Other Post-Retirement Benefit Plans in our Notes to Consolidated Financial Statements.
Other Non-Operating Income and Expense
Interest expense was $8 million during the first quarters of 2016 and 2015.
Other expense, net was $2 million in the first quarter of 2016 compared with other income, net of $11 million in the first quarter of 2015. Other (expense) income, net primarily reflected realized and unrealized foreign exchange gains or losses. The net other income for the first quarter of 2015 reflected the significant weakening of foreign currencies against the U.S. dollar that began in late 2014. However, the net other expense for the first quarter of 2016 reflected a modest reversal as the U.S. dollar weakened against certain foreign currencies in this period.
Income tax benefit reported for the first quarter of 2016 was $15 million compared with income tax expense of $11 million in the first quarter of 2015. The tax benefit reported in the first quarter of 2016 included a discrete $33 million tax benefit related to the tax impact of the pension annuity transaction.
Net loss from continuing operations for the first quarter of 2016 was $96 million, or $1.46 per diluted share, as compared with net earnings from continuing operations of $21 million, or $0.30 per diluted share, for the first quarter of 2015.
The following tables describe the major factors impacting net sales and operating income for each of our segments:

Net Sales (in millions)	Industrial Performance Products	Industrial Engineered Products	Agrochemical Manufacturing	Total
Quarter Ended March 31, 2015	$232	$175	$31	$438
Changes in selling prices	(11)	3	—	(8)
Unit volume and mix	(4)	(6)	(5)	(15)
Foreign currency	(1)	—	—	(1)
Quarter Ended March 31, 2016	$216	$172	$26	$414

Operating Income (in millions)	Industrial Performance Products	Industrial Engineered Products	Agrochemical Manufacturing	General corporate expense	Other charges (b)	Total
Quarter Ended March 31, 2015	$36	$2	$8	$(13)	$(4)	$29
Price over raw materials (a)	(2)	5	—	—	—	3
Unit volume and mix	7	—	2	—	—	9
Foreign currency	1	1	—	—	—	2
Manufacturing cost and absorption	2	7	—	—	—	9
Depreciation and amortization expense	—	1	—	2	—	3
Facility closures, severance and related costs	—	—	—	—	1	1
Sale of business	—	—	—	—	3	3
Impairment charges	—	—	—	—	(1)	(1)
Pension settlement	—	—	—	—	(162)	(162)
SG&A and other	2	2	—	(1)	—	3
Quarter Ended March 31, 2016	$46	$18	$10	$(12)	$(163)	$(101)

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

(b)	Includes facility closures, severance and related costs, loss on sale of business, impairment charges and pension settlement.
The following is a discussion of the results of our segments for the first quarter ended March 31, 2016.
Industrial Performance Products
Our Industrial Performance segment reported lower net sales and higher operating income for the first quarter of 2016 compared with the same quarter of 2015.
Net sales for the first quarter of 2016 reflected volume increase that was offset by unfavorable product mix and the impact of lower overall sales prices. The lower sales prices were due to the price reductions that started during 2015 as we passed along the benefit of raw material cost reductions to our customers as required under formula-based contract pricing agreements. Volume in our petroleum additive products increased slightly, particularly for our intermediate and detergent products. However, this volume increase coupled with lower volumes of synthetic finished fluids and base stocks in petroleum additives led to a weaker product mix over the same quarter of 2015. The higher petroleum additive volume was partly offset by lower volume in our urethane products which have been impacted by, among other factors, continued softness in the mining and oil & gas industries.
Operating income improved over the same quarter in 2016 primarily the result of favorable manufacturing costs, lower SG&A expense, the recording of certain license income and the recognition of ongoing favorable raw material costs.
Industrial Engineered Products
Our Industrial Engineered segment also recorded lower net sales and higher operating income for the first quarter of 2016 compared with the same quarter of 2015.
Our Industrial Engineered Products segment revenue reflected the impact of the weakening oil and gas industry which caused lower demand for clear brine fluids used in oilfield drilling and gas applications, the result of order timing under certain supply agreements and the termination of another supply agreement due to the closure of our Adrian, MI facility in summer 2015. We were able to mitigate the impact of these volume reductions through the benefit of increased demand for our Emerald Innovation 3000™ and higher sales volumes for organometallic products. The increases in sales prices reflected the improvement in the prices of bromine and bromine derivatives during 2015 including the increase in Emerald Innovation 3000™ for the 2016 contract year.

Despite lower net sales, our Industrial Engineered segment reported a $16 million increase in operating income. The effect of volume declines on operating income were more than offset by the benefit of increased sales price, lower raw material costs and favorable manufacturing costs in part due to our cost reduction actions in 2015.

Agrochemical Manufacturing
The Agrochemical Manufacturing segment reported lower net sales and slightly higher operating income compared with the first quarter of 2015.
The decrease in net sales was attributable to a reduction in volume. The results for the first quarters of 2016 and 2015 included $9 million in net sales and operating profit related to the non-cash amortization, net of accretion, of a below-market contract obligation that was recorded as part of the Chemtura AgroSolutions divestiture in 2014.
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
Corporate expense was $12 million in the first quarter of 2016, which included amortization and depreciation expense of $2 million.  In comparison, corporate expense was $13 million in the first quarter of 2015, which included amortization and depreciation expense of $4 million. Corporate expense in 2015 included a gain on the sale of a former facility in the United States which did not recur in 2016. Corporate expense in 2016 was favorably impacted by lower accruals for environmental obligations and lower pension expense.
LIQUIDITY AND CAPITAL RESOURCES
We believe that our cash flows from operations, borrowing capacity under our U.S. and international credit facilities and our current cash and cash equivalents provide sufficient liquidity to maintain our current operations and capital expenditure requirements, repurchase shares of our common stock under our share repurchase program, service our debt and pursue other strategic initiatives.
The following is a discussion of significant factors affecting our liquidity and use of capital resources.
Financing Facilities
Our financing facilities are comprised of public debt, several loans and a revolving line of credit.
Senior Notes
In July 2013, we issued in a registered public offering $450 million of 5.75% Senior Notes due 2021 (the "2021 Senior Notes"). As of March 31, 2016, $450 million remained outstanding.
Loans
In August 2010, we entered into a Term Loan due August 2016 with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1% (the "Term Loan").  The Term Loan permitted us to increase the size of the facility with an accordion feature by up to $125 million.  Repayments were made on the Term Loan with proceeds from the 2021 Senior Notes offering, sale of businesses and cash on hand. As of March 31, 2016, $40 million remained outstanding under the Term Loan, which is now classified as short term borrowings in our Consolidated Balance Sheet. We expect to repay the balance of the Term Loan at or before maturity from cash-on-hand. We have no requirement to enter into a new term loan until such time that we have an investment project or acquisition which may be financed by a new term loan.
We maintain a 5 year secured credit facility of CNY 250 million (approximately $40 million) available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch.  The China Bank Facility has been used for funding construction of our manufacturing facility in Nantong, China and is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd. Repayments of principal are made in semi-annual installments from December 2014 through December 2017. As of March 31, 2016, $11 million remained outstanding.

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
At March 31, 2016, we had no borrowings under the 2018 ABL Facility. However, we had $14 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility.  At March 31, 2016, we had approximately $189 million of undrawn availability under the 2018 ABL Facility.
Covenants
These financing facilities, excluding the China Bank Facility, contain covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures. As of March 31, 2016, we were in compliance with the covenant requirements of these financing facilities.
For further discussion of the financing facilities, see Note 7 — Debt in our Notes to Consolidated Financial Statements.
Share Repurchase Program
In October 2014, the Board of Directors (the "Board") approved a share repurchase authorization of up to $500 million conditioned upon the sale of the Chemtura AgroSolutions business (the "October 2014 Authorization"). In August 2015, the Board authorized an increase to the October 2014 Authorization by $150 million, up to $650 million in the aggregate when combined with the October 2014 Authorization, and extended the program to December 1, 2016.
During the three months ended March 31, 2016, we repurchased 3.5 million shares of our common stock at a cost of $89 million. As of March 31, 2016, $82 million remained under our share repurchase program.
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
Pension Annuity Transaction
In February 2016, the US Qualified Plan entered into a purchase agreement for a group annuity contract transferring payment responsibility for retirement pension benefits of approximately 5,000 retirees in the U.S. or their designated beneficiaries. By irrevocably transferring the pension obligations, our overall projected pension benefit obligation has been reduced by $363 million, based on the valuation date of February 17, 2016. The annuity purchase price was $354 million and was funded by the assets of the US Qualified Plan. Additionally, we contributed $35 million of cash to the US Qualified Plan during the first quarter of 2016 to maintain the US Qualified Plan's funded status at the approximate level that existed prior to the pension annuity transaction. With this cash contribution to the US Qualified Plan, we do not currently anticipate further cash contributions to the US Qualified Plan in 2016 and the level of cash contributions in future years will now be lower than we would have projected prior to the pension annuity transaction. Additional information is included in Note 12 - Pension and Other Post-Retirement Benefit Plans in our Notes to Consolidated Financial Statements.
Agrochemical Manufacturing Supply Agreements
Contemporaneous with the sale of our Chemtura AgroSolutions business to Platform Specialty Products Corporation ("Platform") in 2014, we entered into several supply agreements and a tolling agreement (collectively, the "supply agreements") with minimum terms of between two and four years. The supply agreements are designed to recover the cash costs incurred to manufacture the products under the agreements. Due to these economics, the supply agreements are considered below-market contracts for their full term. As of March 31, 2016, our Consolidated Balance Sheet included $174 million, which represented the remaining loss of profit, on a discounted basis, for these products over the remaining terms of the supply agreements, including contractual obligations to continue to supply for a period of up to 2 years after termination of the supply agreements.

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
Cash Flows from Operating Activities
Net cash used in operating activities was $32 million for the three months ended March 31, 2016 compared with net cash provided by operating activities of $16 million in the same period last year.  Changes in key accounts are summarized below:

Provided by (used in)	Three months ended
(In millions)	March 31, 2016	March 31, 2015
Accounts receivable	$(24)	$(23)
Inventories	(7)	1
Accounts payable	(3)	11
Pension and post-retirement health care liabilities	(49)	(4)

During the three months ended March 31, 2016, accounts receivable represented a use of cash flows of $24 million from December 31, 2015, primarily the result of an increase in accounts receivable due to the timing of sales in all our segments within the quarter. Additionally, our Agrochemical Manufacturing segment accounts receivable was higher due to a billing for raw materials and packaging as we transition from a supply agreement to a tolling agreement in Brazil. Inventories represented a use of cash flows of $7 million primarily from our Industrial Performance and Industrial Engineered segments as a result of the decline in volume for certain products noted previously. Accounts payable represented a use of cash flows of $3 million in the three months ended March 31, 2016, primarily in our Industrial Engineered segment due in part to lower purchasing due to the declines in sales volume coupled with lower raw material costs which was offset in part by an increase in our Agrochemical Manufacturing segment due to timing of payments. Contributions to pension and post-retirement benefit plans represented a use of cash flows of $49 million primarily due to the $35 million contribution to the US Qualified Plan described earlier. Cash contributions to fund pension and post-retirement benefit liabilities were $49 million for the three months ended March 31, 2016 which included $38 million for domestic plans and $11 million for international plans.
Cash flows from operating activities for the three months ended March 31, 2016 were adjusted by the impact of certain non-cash and other charges. Non-cash charges included the pension settlement charge of $162 million in connection with the pension annuity transaction, depreciation and amortization expense of $21 million, and share-based compensation expense of $3 million, offset by the recognition of the obligation, net of accretion, for the below-market obligations with Platform of $9 million .
During the three months ended March 31, 2015, accounts receivable represented a use of cash flows of $23 million from December 31, 2015, primarily driven by an increase in sales later in the quarter from the Industrial Performance segment coupled with an increase in accounts receivable with Platform, as the requirements for the products sold to Platform under the supply agreements increased. These increases were offset by a slight decrease in our Industrial Engineered segment. Inventory remained stable compared with December 31 2015. Accounts payable represented a source of cash flows of $11 million in the three months ended March 31, 2015, a majority of which related to our Industrial Performance segment where the number of days payable outstanding increased, primarily related to finished fluids. Our Corporate segment also had an increase of approximately $2 million related to a software maintenance accrual for 2015. Pension and post-retirement health care liabilities represented a use of cash flows of $4 million primarily due to the funding of benefit obligations. Cash contributions to fund pension and post-retirement benefit liabilities were $5 million for the three months ended March 31, 2015 which included $2 million for domestic plans and $3 million for international plans.
Cash flows from operating activities for the three months ended March 31, 2015 were adjusted by the impact of certain non-cash and other charges. Non-cash charges included depreciation and amortization expense of $24 million and share-based compensation expense of $3 million, offset by the recognition of the obligation, net of accretion, for the below-market obligations with Platform of $9 million.

Cash Flows from Investing and Financing Activities
Investing Activities
Net cash used by investing activities was $15 million for the three months ended March 31, 2016 which related to capital expenditures for U.S. and international facilities and environmental and other compliance requirements.
Net cash used in investing activities was $15 million for the three months ended March 31, 2015.  Investing activities included capital expenditures of $13 million for U.S. and international facilities and environmental and other compliance requirements.
Financing Activities
Net cash used in financing activities was $88 million for the three months ended March 31, 2016. Financing activities primarily included the repurchase of 3.5 million shares of our common stock under our share repurchase program at a cost of $89 million.
Net cash used in financing activities was $136 million for the three months ended March 31, 2015. Financing activities primarily included the repurchase of 5.1 million shares of our common stock under our share repurchase program at a cost of $122 million as well as the repayment of $15 million in principal of the China Bank Facility. Other financing sources in the period were $3 million of proceeds from the exercise of stock options.
Contractual Obligations and Other Cash Requirements
During the three months ended March 31, 2016, we made aggregate contributions of $47 million to our U.S. and international pension plans and $2 million to our post-retirement benefit plans. Based on the minimum amounts required by law or contractual obligation, we will make approximately $14 million of contributions to certain of these plans during the remainder of 2016. From time to time, we may elect to make additional discretionary cash contributions to our U.S. qualified and international pension plans.
We had net liabilities related to unrecognized tax benefits of $27 million at March 31, 2016.  We believe it is reasonably possible that our unrecognized tax benefits will remain unchanged within the next 12 months.
Guarantees
In addition to $14 million in outstanding letters of credit at March 31, 2016, we have guarantees that have been provided to various financial institutions.  At March 31, 2016, we had $6 million of outstanding guarantees primarily related to vendor deposits.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

CRITICAL ACCOUNTING ESTIMATES
Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), which require management to make estimates and assumptions that affect the amounts and disclosures reported in our Consolidated Financial Statements and accompanying notes.  Our estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in our 2015 Form 10-K describe the critical accounting estimates and accounting policies used in the preparation of our Consolidated Financial Statements. Additionally, information in Note 1 - Nature of Operations and Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements filed in Item 1 on this Form 10-Q describes any further accounting policies that we utilize for interim reporting purposes.  Actual results could differ from management’s estimates and assumptions.  There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2016.

OUTLOOK
In 2016, we plan to build upon the improvements in our earnings and cash flows we achieved in 2015 to further expand Chemtura's profitability. We expect to deliver that improvement by continuing our focus on “managing what we can control.”

A number of initiatives should contribute to the improvement in profitability. Net sales and plant utilization are anticipated to benefit from the ability to produce more of our high-viscosity polyalphaolefin products given that we have secured more supplies of a key raw material. Included in the initiatives is the benefit of growing customer demand for our Emerald Innovation 3000TM flame retardant used in styrene based insulation foams and we have increased plant throughput for this product as a result of our manufacturing excellence programs. Volume from the contracts won for our organometallics products should deliver an increasing benefit as the year progresses and new urethane products and applications offer growth opportunities.
As a partial offset to these resulting volume gains is the decline in demand for our clear brine fluids as a result of reduced deep-offshore oil & gas exploration. This long anticipated decline finally became evident in the first quarter of 2016. The current conditions in the mining and oil sector have also had a detrimental impact on demand within our Urethanes business. The closure of the Adrian, MI facility and the associated discontinuance of our bromine based biocide products in the summer of 2015 will still affect year-on-year revenue comparisons in the first half of 2016.
In 2016, we will see the full year benefit of the recovery of sales prices for bromine and bromine derivatives that occurred progressively in 2015 as well as the annualized benefit of our cost reduction actions last year. We anticipate sustaining the benefit of our commercial excellence initiatives. We are seeking to sustain these improvements in 2016 through our productivity and continuous improvement initiatives, offsetting much of the impact of any cost inflation.
While the price of oil, and therefore the cost of many of our petroleum based raw materials, started to modestly recover towards the end of the first quarter, these prices are still below our average cost in 2015. We anticipate a relatively stable input cost environment in 2016.
Elements of all of these initiatives were evident in our performance in the first quarter of 2016. Operating income in the first quarter (excluding the pension settlement charge related to the pension annuity contract purchase) is approximately at the rate we now anticipate for the next two quarters, setting the tone for our performance in 2016. The fourth quarter may be a little lower than this rate as customers often manage inventory towards the end of the year, reducing order flow in that quarter.
We still anticipate that the sum of net cash provided by operations less capital expenditures in 2016 will be at or above the value we generated in 2015. The requirement to build working capital as our net sales increased in the first quarter of 2016, compared to the fourth quarter of 2015, has constrained cash generation year-to-date. However, we plan to increase cash generation as the year progresses, particularly when we are able to reduce working capital in the second half of the year.
In the first quarter of 2016, our reduced cash balance was the result of the repurchase of our shares under our Board authorized share repurchase program and the cash contributions to our pension and post-retirement benefit plans. The balance may reduce further with additional share repurchases as well as the repayment of the remainder of our senior secured term loan on or before maturity, which should be replenished as we generate cash from operations.
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
There are a number of risks to achieving our business plans as described in Item 1A - Risk Factors in our 2015 Form 10-K.
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
This Item should be read in conjunction with Item 7A - Quantitative and Qualitative Disclosures About Market Risk included in our 2015 Form 10-K.
The fair market value of long-term debt is subject to interest rate risk.  Our total debt was $514 million at March 31, 2016.  The fair market value of such debt as of March 31, 2016 was $513 million, which has been determined primarily based on quoted market prices.
We did not have any material financial instruments subject to foreign currency exchange risk as of March 31, 2016.
There have been no other significant changes in market risk during the quarter ended March 31, 2016.

ITEM 4.  Controls and Procedures
(a)  Disclosure Controls and Procedures
As of March 31, 2016, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the first quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                OTHER INFORMATION

ITEM 1.  Legal Proceedings
See Note 13 — Legal Proceedings and Contingencies in our Notes to Consolidated Financial Statements for a description of our legal proceedings.

ITEM 1A.  Risk Factors
Our risk factors are described in our 2015 Form 10-K.  Investors are encouraged to review those risk factors in detail before making any investment in our securities.  There have been no significant changes in our risk factors during the quarter ended March 31, 2016.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities During the First Quarter of 2016
In October 2014, the Board approved a share repurchase authorization of up to $500 million conditioned upon the sale of the Chemtura AgroSolutions business (the "October 2014 Authorization"). In August 2015, the Board authorized an increase to the October 2014 Authorization by $150 million, up to $650 million in the aggregate when combined with the October 2014 Authorization, and extended the program to December 1, 2016.
During the three months ended March 31, 2016, we repurchased 3.5 million shares of our common stock at a cost of $89 million. The remaining authorization under this program was $82 million at March 31, 2016.
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
The following table provides information about our repurchases of equity securities during the quarter ended March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions)		(in millions)	(in millions)
January 1, 2016 - January 31, 2016	1.2	$25.03	1.2	$141
February 1, 2016 - February 29, 2016	1.1	$25.61	1.1	$113
March 1, 2016 - March 31, 2016	1.2	$25.57	1.2	$82
Total	3.5		3.5

ITEM 4.  Mine Safety Disclosures
Not Applicable.

ITEM 5.  Other Information
Not Applicable.

ITEM 6.  Exhibits
The following documents are filed as part of this report:

Number	Description

2.1	Modified Purchase Agreement By and Among Chemtura Corporation, Evercore Trust Company, N.A. and Voya Retirement Insurance and Annuity Company, dated February 18, 2016.*

31.1	Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 302).*

31.2	Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 302).*

32.1	Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 906).*

32.2	Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 906).*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
*    Copies of these Exhibits are filed with this Quarterly Report on Form 10-Q.

CHEMTURA CORPORATION
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMTURA CORPORATION

(Registrant)

Date:	April 28, 2016	/s/ Laurence M. Orton

Name: Laurence M. Orton
Title: Vice President and Corporate Controller (Principal Accounting Officer)