Form 10-Q
period 2016-06-30
Chemtura CORP
filed 2016-07-28
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No
The number of shares of common stock outstanding as of the latest practicable date is as follows

Class	Number of shares outstanding at June 30, 2016
Common Stock - $.01 par value	63,207,276

CHEMTURA CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2016

PART I.                 FINANCIAL INFORMATION

ITEM 1.                Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Quarters and six months ended June 30, 2016 and 2015
(In millions, except per share data)

	Quarters ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net sales	$441	$464	$855	$902

Cost of goods sold	322	350	615	690
Selling, general and administrative	37	41	70	77
Depreciation and amortization	22	24	43	48
Research and development	5	6	10	11
Facility closures, severance and related costs	—	—	—	1
Loss on sale of business	—	—	—	3
Impairment charges	—	—	1	—
Pension settlement	—	—	162	—
Equity income	—	(1)	—	(1)
Operating income (loss)	55	44	(46)	73
Interest expense	(8)	(8)	(16)	(16)
Other (expense) income, net	—	(2)	(2)	9
Earnings (loss) from continuing operations before income taxes	47	34	(64)	66
Income tax (expense) benefit	(13)	(16)	2	(27)
Earnings (loss) from continuing operations	34	18	(62)	39
Gain on sale of discontinued operations, net of tax	—	1	—	—
Net earnings (loss)	$34	$19	$(62)	$39

Basic per share information
Earnings (loss) from continuing operations	$0.54	$0.27	$(0.96)	$0.57
Gain on sale of discontinued operations, net of tax	—	0.01	—	—
Net earnings (loss)	$0.54	$0.28	$(0.96)	$0.57
Diluted per share information
Earnings (loss) from continuing operations	$0.53	$0.26	$(0.96)	$0.56
Gain on sale of discontinued operations, net of tax	—	0.01	—	—
Net earnings (loss)	$0.53	$0.27	$(0.96)	$0.56

Weighted average shares outstanding - Basic	63.5	67.6	64.6	68.2
Weighted average shares outstanding - Diluted	64.2	68.5	64.6	69.1

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
Quarters and six months ended June 30, 2016 and 2015
(In millions)

	Quarters ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net earnings (loss)	$34	$19	$(62)	$39
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(17)	20	(3)	(18)
Pension and other post-retirement benefit costs	(3)	3	132	3
Unrealized gain on available for sale securities	—	1	—	5
Comprehensive income	$14	$43	$67	$29

See accompanying notes to Consolidated Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2016 (Unaudited) and December 31, 2015
(In millions, except par value data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$186	$323
Accounts receivable, net	240	210
Inventories, net	313	315
Other current assets	126	130
Total current assets	865	978
NON-CURRENT ASSETS
Property, plant and equipment, net	661	663
Goodwill	163	166
Intangible assets, net	83	88
Deferred tax asset	327	354
Other assets	122	111
Total assets	$2,221	$2,360
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term borrowings	$11	$46
Accounts payable	125	120
Accrued expenses	129	142
Below market contract obligation - current	38	38
Income taxes payable	20	15
Total current liabilities	323	361
NON-CURRENT LIABILITIES
Long-term debt	465	465
Pension and post-retirement health care liabilities	228	270
Below market contract obligation - non-current	127	145
Deferred tax liability	6	7
Other liabilities	108	110
Total liabilities	1,257	1,358
EQUITY
Common stock - $0.01 par value Authorized - 500.0 shares Issued - 100.6 shares at June 30, 2016 and 100.6 shares at December 31, 2015	1	1
Additional paid-in capital	4,370	4,371
Accumulated deficit	(2,188)	(2,126)
Accumulated other comprehensive loss	(333)	(462)
Treasury stock - at cost - 37.4 shares at June 30, 2016 and 33.4 shares at December 31, 2015	(887)	(783)
Total Chemtura stockholders' equity	963	1,001
Non-controlling interest	1	1
Total equity	964	1,002
Total liabilities and equity	$2,221	$2,360
See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30, 2016 and 2015
(In millions)

	Six months ended June 30,
	2016	2015
Increase (decrease) in cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(62)	$39
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Loss on sale of business	—	3
Below market contract obligation	(19)	(19)
Pension settlement	162	—
Depreciation and amortization	43	48
Share-based compensation expense	6	6
Other non-cash transactions	1	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(28)	(25)
Inventories	4	8
Accounts payable	5	4
Pension and post-retirement health care liabilities	(53)	(7)
Other	(15)	12
Net cash provided by operating activities	44	69
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	—	3
Sale of Platform Specialty Products Corporation shares	—	54
Capital expenditures	(38)	(32)
Net cash (used in) provided by investing activities	(38)	25
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long term debt	(40)	(59)
Proceeds from short-term borrowings, net	3	—
Common shares acquired	(110)	(122)
Proceeds from exercise of stock options	—	13
Net cash used in financing activities	(147)	(168)
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	4	(9)
Change in cash and cash equivalents	(137)	(83)
Cash and cash equivalents at beginning of period	323	392
Cash and cash equivalents at end of period	$186	$309

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
The information in the foregoing Consolidated Financial Statements for the quarters and six months ended June 30, 2016 and 2015 is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to our Consolidated Financial Statements.
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
The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).  The consolidated results of operations for the quarter and six months ended June 30, 2016 are not necessarily indicative of the results expected for the full year.
In accordance with the requirements of ASC 740, Income Taxes, we calculate our interim period income tax expense based upon an estimated effective tax rate for the annual period multiplied by our interim earnings (loss) before income taxes, adjusted for discrete items as necessary.
Accounting Policies and Other Items
Included in accounts receivable are allowances for doubtful accounts of $3 million and $2 million as of June 30, 2016 and December 31, 2015, respectively.
During the six months ended June 30, 2016 and 2015, we made cash interest payments of $15 million and $16 million, respectively, and cash payments for income taxes (net of refunds) of $9 million and $20 million, respectively.
At June 30, 2016 and December 31, 2015, $1 million of our asset retirement obligation was included in accrued expenses and $15 million was included in other liabilities in our Consolidated Balance Sheet.

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
In July 2015, the FASB issued ASU No. 2015-11 Simplifying the Measurement of Inventory, which requires inventory to be measured at the lower of cost and net realizable value. This new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and is to be applied prospectively. While early adoption is permitted we do not intend to early adopt these provisions. The adoption of this ASU will not have a material impact on our Consolidated Financial Statements and related disclosures.

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
The supply agreements with Platform are designed to recover the cash costs incurred to manufacture the products under the agreements. Accordingly, the supply agreements are considered below-market contracts for their full term. As of June 30, 2016, our Consolidated Balance Sheet included $165 million, which represents the remaining loss of profit, on a discounted basis, for these products over the remaining terms of the supply agreements, including contractual obligations to continue to supply for a period of up to 2 years after termination of the supply agreements.
The recognition of this obligation, along with the accretion of the obligation to its undiscounted value, has been and will continue to be recorded as net sales in the Agrochemical Manufacturing segment on a straight-line basis over the term of each supply agreement based on our estimate of the timing of shipments. The recognition of this obligation will not generate cash flows during the term of the supply agreements. As of June 30, 2016, the current and long-term portions of this obligation, on a discounted basis, were $38 million and $127 million, respectively.
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
Included in the loss on sale of business for the six months ended June 30, 2015 are customary working capital and other adjustments and the sale of our wholly-owned subsidiary in Russia.
3)                         RESTRUCTURING ACTIVITIES
A summary of the changes in the liabilities established for restructuring programs during the six months ended June 30, 2016 is as follows:

(In millions)	Severance and Related Costs
Balance at December 31, 2015	$3
Cash payments	(1)
Balance at June 30, 2016	$2

At June 30, 2016 and December 31, 2015, the balance of these reserves were included in accrued expenses in our Consolidated Balance Sheet.

4)                         INVENTORIES

(In millions)	June 30, 2016	December 31, 2015
Finished goods	$203	$209
Work in process	43	38
Raw materials and supplies	67	68
	$313	$315

Included in the above net inventory balances are inventory obsolescence reserves of approximately $13 million and $20 million at June 30, 2016 and December 31, 2015, respectively.

5)                         PROPERTY, PLANT AND EQUIPMENT

(In millions)	June 30, 2016	December 31, 2015
Land and improvements	$63	$63
Buildings and improvements	203	200
Machinery and equipment	1,248	1,201
Information systems equipment	161	161
Furniture, fixtures and other	19	19
Construction in progress	47	65
	1,741	1,709
Less: accumulated depreciation	1,080	1,046
	$661	$663

Depreciation expense was $20 million and $21 million for the quarters ended June 30, 2016 and 2015, respectively and $39 million and $42 million for the six months ended June 30, 2016 and 2015, respectively. Depreciation expense included accelerated depreciation of certain fixed assets associated with our restructuring programs of $1 million and $2 million for the quarter and six months ended June 30, 2015, respectively.

6)                         GOODWILL AND INTANGIBLE ASSETS
Goodwill was $163 million and $166 million at June 30, 2016 and December 31, 2015, respectively. The decrease in goodwill since December 31, 2015 was due to foreign currency translation. The goodwill is allocated to the Industrial Performance Products segment.
Our intangible assets, excluding goodwill, consist of Patents, Trademarks, Customer Relationships and Other Intangibles. At June 30, 2016 and December 31, 2015, our net intangible assets were $83 million and $88 million, respectively. The decrease was primarily due to amortization expense. Amortization expense related to intangible assets was $2 million and $3 million for the quarters ended June 30, 2016 and 2015, respectively and $4 million and $6 million for the six months ended June 30, 2016 and 2015, respectively.

7)                         DEBT
Our debt is comprised of the following:

(In millions)	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% Senior Notes due 2021	$445	$455	$444	$452
Term Loan due 2016	1	1	40	40
Other borrowings	30	30	27	27
Total Debt	476	486	511	519
Less: Other short-term borrowings	(10)		(6)
Less: Current portion of Term Loan	(1)		(40)
Total Long-term debt	$465		$465

Financing Facilities
2021 Senior Notes
In July 2013, we completed a registered public offering of $450 million of 5.75% Senior Notes due 2021 (the "2021 Senior Notes").

At any time after July 15, 2016, we are permitted to redeem some or all of the 2021 Senior Notes, with the redemption prices being, prior to July 15, 2017, 104.313% of the principal amount; on or after July 15, 2017 and prior to July 15, 2018, 102.875% of the principal amount; on or after July 15, 2018 and prior to July 15, 2019, 101.438% of the principal amount; and thereafter 100% of the principal amount, in each case plus any accrued and unpaid interest to the redemption date. If we experience certain kinds of changes in control, as defined in the indenture governing the 2021 Senior Notes (the "2021 Indenture"), we may be required to offer to repurchase all of the 2021 Senior Notes at a redemption price (subject to limitations as described in the 2021 Indenture) equal to 101% of the aggregate principal amount plus accrued and unpaid interest.
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
Term Loan
In August 2010, we entered into a senior secured term loan facility due August 2016 (the "Term Loan") with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  Repayments were made on the Term Loan in 2013 and 2014 with proceeds from the 2021 Senior Notes offering, the cash proceeds from the sale of businesses and cash on hand. In May 2015, we made an additional repayment of $42 million. In June 2016, we made a payment of $39 million on the Term Loan leaving $1 million remaining outstanding at June 30, 2016.
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
Additionally, the Term Loan requires that we meet certain financial maintenance covenants including a maximum Secured Leverage Ratio (net of unrestricted cash, as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0. Additionally, the Term Loan contains a covenant related to the repayment of excess cash flow (as defined in the agreement). As of June 30, 2016, we were in compliance with the covenant requirements of the Term Loan.
In July 2016, we amended our Term Loan providing for a new $1 million term loan which was borrowed to refinance the existing Term Loan.  The interest rate for the new term loan is identical to and maintains substantially identical collateral, covenants, events of default, representations and warranties and other terms as the original Term Loan, but with an extended maturity date to July 2017, a waiver of the prepayment requirements for proceeds of asset sales and annual excess cash flow, and a reduction of the annual administrative agency fee.
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
At June 30, 2016 and December 31, 2015, we had no borrowings under the 2018 ABL Facility. However, at June 30, 2016 and December 31, 2015 we had $14 million of outstanding letters of credit (primarily related to insurance and environmental obligations and banking credit facilities) which utilizes available capacity under the facility. At June 30, 2016 and December 31, 2015, we had approximately $182 million and $186 million, respectively, of undrawn availability under the 2018 ABL Facility.
Other Facilities
In December 2012, we entered into a CNY 250 million (approximately $40 million) 5 year secured credit facility available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch (the "ABC Bank").  The China Bank Facility has been used for funding construction of our manufacturing facility in Nantong, China and is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd.  The loans under the China Bank Facility bear interest at a rate determined from time to time by ABC Bank based on the prevailing People's Bank of China Lending Rate. Repayments of principal are made in semi-annual installments from December 2014 through December 2017. In January 2015, we prepaid $15 million of the China Bank Facility with proceeds from the sale of our Chemtura AgroSolutions business. At June 30, 2016 and December 31, 2015, we had borrowings of $11 million under the China Bank Facility.

8)                         INCOME TAXES
We reported income tax expense of $13 million and $16 million for the quarters ended June 30, 2016 and 2015, respectively. We reported income tax benefit of $2 million and income tax expense of $27 million for the six months ended June 30, 2016 and 2015 respectively. The tax benefit reported for the six months ended June 30, 2016 reflected the tax benefit of $33 million, recorded in the first quarter of 2016, related to the pension annuity transaction which was considered a discrete item for purposes of our interim tax provision.
We have net liabilities related to unrecognized tax benefits of $28 million and $27 million at June 30, 2016 and December 31, 2015, respectively. We believe it is reasonably possible that our unrecognized tax benefits will remain unchanged within the next 12 months.

9)                         ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss (“AOCL”), net of tax at June 30, 2016 and December 31, 2015, were as follows:

(in millions)	Foreign Currency Translation Adjustments	Unrecognized Pension and Other Post-Retirement Benefit Costs	Total
As of December 31, 2015	$(141)	$(321)	$(462)
Other comprehensive (loss) income before reclassifications	(3)	1	(2)
Amounts reclassified from AOCL	—	131	131
Net current period other comprehensive (loss) income	(3)	132	129
As of June 30, 2016	$(144)	$(189)	$(333)

The following table summarizes the reclassifications from AOCL to the Consolidated Statement of Operations for the quarters and six months ended June 30, 2016 and 2015:

	Amount Reclassified from AOCL
	Quarters ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015	Affected line item in the consolidated statement of operations
Foreign currency translation items:
Loss on sale of business (a)	$—	$—	$—	$(5)	Loss on sale of business
Net of tax	—	—	—	(5)
Defined benefit pension plan items:
Amortization of prior-service costs (b)	1	1	2	2	Primarily SG&A
Amortization of actuarial losses (b)	(3)	(4)	(5)	(11)	Primarily SG&A
Pension settlement loss	—	—	(162)	—	Pension settlement
Total before tax	(2)	(3)	(165)	(9)
Total tax	1	—	34	1	Income tax (expense) benefit
Net of tax	(1)	(3)	(131)	(8)
Sale of available for sale securities:
Gain on sale of Platform stock	—	2	—	2	Other (expense) income, net
Total tax	—	(1)	—	(1)	Income tax (expense) benefit
Net of tax	—	1	—	1
Total reclassifications	$(1)	$(2)	$(131)	$(12)

(a) Represents the release of the cumulative translation adjustment of our subsidiary in Russia as part of the sale of our Chemtura AgroSolutions business.
(b) These items are included in the computation of net periodic benefit pension cost (see Note 12 - Pension and Other Post-Retirement Benefit Plans for additional information).
10)                         COMMON SHARES
The computation of basic earnings per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings per common share is based on the weighted average number of common and common share equivalents outstanding. The computation of diluted earnings per common share equals the basic earnings per common share for the six months ended June 30, 2016, since the common stock equivalents were anti-dilutive as a result of a loss from continuing operations. Common stock equivalents amounted to 0.8 million shares for the six months ended June 30, 2016.
The following is a reconciliation of the shares used in the computation of earnings per share:

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2016	2015	2016	2015
Weighted average shares outstanding - Basic	63.5	67.6	64.6	68.2
Dilutive effect of common share equivalents	0.7	0.9	—	0.9
Weighted average shares outstanding - Diluted	64.2	68.5	64.6	69.1

In October 2014, our Board of Directors (the "Board") approved a share repurchase authorization of up to $500 million conditioned upon the sale of the Chemtura AgroSolutions business (the “October 2014 Authorization”). In August 2015, the Board authorized an increase to the October 2014 Authorization by $150 million, up to $650 million in the aggregate when combined with the October 2014 Authorization, and extended the program to December 1, 2016.
During the six months ended June 30, 2016, we repurchased 4.3 million shares of our common stock at a cost of $110 million. As of June 30, 2016, $61 million remained under our share repurchase program.
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

11)                  STOCK INCENTIVE PLANS
In 2010, we adopted the Chemtura Corporation 2010 Long-Term Incentive Plan (the “2010 LTIP”).  The 2010 LTIP provides for grants of non-qualified stock options (“NQOs”), incentive stock options (“ISOs”), stock appreciation rights, dividend equivalent rights, stock units, bonus stock, performance awards, share awards, restricted stock, time-based restricted stock units (“RSUs”) and performance-based RSUs.  The 2010 LTIP provides for the issuance of a maximum of 11 million shares.  Stock options may be granted under the 2010 LTIP at prices equal to the fair market value of the underlying common shares on the date of the grant.  All outstanding stock options will expire not more than ten years from the date of the grant. Stock issuances can be from treasury shares or newly issued shares.
Share-based compensation expense was $3 million for the quarters ended June 30, 2016 and 2015 and $6 million for the six months ended June 30, 2016 and 2015. Stock-based compensation expense was primarily reported in SG&A.
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
Total remaining unrecognized compensation expense associated with all unvested time-based RSUs and performance shares at June 30, 2016 was $17 million, which will be recognized over the weighted average period of approximately 2 years.

12)                  PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Components of our defined benefit plans net periodic benefit (credit) cost for the quarters and six months ended June 30, 2016 and 2015 are as follows:

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Quarters ended June 30,		Quarters ended June 30,		Quarters ended June 30,
(In millions)	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$—	$1	$—	$—
Interest cost	4	6	4	5	1	1
Expected return on plan assets	(7)	(10)	(5)	(6)	—	—
Amortization of prior service cost	—	—	—	—	(1)	(1)
Amortization of actuarial losses	1	3	1	1	1	—
Net periodic benefit cost	$(2)	$(1)	$—	$1	$1	$—

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
(In millions)	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	7	12	8	9	2	2
Expected return on plan assets	(12)	(20)	(10)	(12)	—	—
Amortization of prior service cost	—	—	—	—	(2)	(2)
Amortization of actuarial losses	2	7	2	3	1	1
Settlement loss recognized	162	—	—	—	—	—
Net periodic benefit cost	$159	$(1)	$1	$1	$1	$1

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

As noted above, we contributed a total of $35 million to our US qualified pension plans in the first quarter of 2016. We also contributed $1 million to our US non-qualified pension plans and $13 million to our international pension plans in the six months ended June 30, 2016.  Contributions to post-retirement health care plans in the six months ended June 30, 2016 were $4 million.

We participate in a multi-employer pension plan that provides defined benefits to certain employees covered under a collective bargaining agreement. The projected liabilities of this plan based on the April 1, 2016 actuarial projection were $13 million and the market value of the assets were $10 million at March 31, 2016, an estimated 79.9% funded status. In May 2016, this plan was certified by its plan actuary as critical and declining. We intend to review the rehabilitation plan with the plan trustees to mitigate the risk of insolvency of this plan to the extent possible.

Our contributions to this multi-employer plan for 2016 and prior years have been and are expected to continue to be insignificant. However, due to the withdrawal of certain employers from the plan and the critical and declining status, there is uncertainty regarding the impact on our future contributions, although any incremental future contributions are not expected to have a significant impact on our Consolidated Financial Statements and related disclosures.

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
The total amount accrued for environmental liabilities as of June 30, 2016 and December 31, 2015 was $62 million and $63 million, respectively.  At June 30, 2016 and December 31, 2015, $16 million of these environmental liabilities were reflected as accrued expenses and $46 million and $47 million, respectively, were reflected as other liabilities.  We estimate that ongoing environmental liabilities could range up to $71 million at June 30, 2016.  Our accruals for environmental liabilities include estimates for determinable clean-up costs.  We recorded pre-tax charges of $3 million for the six months ended June 30, 2016 and made payments of $5 million during the six months ended June 30, 2016 for clean-up costs, which reduced our environmental liabilities.  At certain sites, we have contractual agreements with certain other parties to share remediation costs.  As of June 30, 2016, no receivables are outstanding related to these agreements.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.  We intend to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  However, the final cost of clean-up at these sites could exceed our present estimates, and could have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations, or cash flows.  Our estimates for environmental remediation liabilities may change in the future as the extent of contamination is further investigated, should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites are finalized.
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

Guarantees
In addition to the letters of credit of $14 million outstanding at June 30, 2016 and December 31, 2015, we have guarantees that have been provided to various financial institutions.  At June 30, 2016 and December 31, 2015, we had $6 million of outstanding guarantees, respectively.  The letters of credit and guarantees were primarily related to liabilities for insurance and environmental obligations, banking and credit facilities, vendor deposits and European value added tax (“VAT”) obligations.
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

14)                  BUSINESS SEGMENT DATA
We evaluate a segment’s performance based on several factors, of which the primary factor is operating income (loss).  In computing operating income (loss) by segment, the following items have not been deducted:  (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs; (4) gain or loss on sale of business; (5) impairment charges; and (6) pension settlement charge. Pursuant to ASC Topic 280, Segment Reporting (“ASC 280”), these items have been excluded from our reporting segment presentation of operating income (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.
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
Industrial Engineered Products
Industrial Engineered Products are chemical additives designed to improve the performance of polymers in their end-use applications. Industrial Engineered Products include brominated performance products, flame retardants, fumigants and organometallics.  The products are sold across the entire value chain ranging from direct sales to monomer producers, polymer manufacturers, compounders and fabricators, manufacturers of electronic components, fine chemical manufacturers, utilities, pharmaceutical manufactures and oilfield service companies to industry distributors.
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
Corporate and Other Charges
Corporate includes costs and expenses that are of a general corporate nature or managed on a corporate basis.  These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization.  Functional costs are allocated between the business segments and general corporate expense. Facility closures, severance and related costs are primarily for severance costs related to our cost savings initiatives. The loss on sale of business represents the settlement of working capital and other adjustments which occurred in 2015 related to the sale of our Chemtura AgroSolutions business in 2014. The pension settlement related to the transfer of certain pension benefit obligations to Voya which occurred in the first quarter of 2016.

A summary of business data for our reportable segments for the quarters and six months ended June 30, 2016 and 2015 are as follows:

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2016	2015	2016	2015
Net Sales
Petroleum additives	$154	$158	$305	$317
Urethanes	62	72	127	145
Industrial Performance Products	216	230	432	462
Bromine based & related products	148	158	283	297
Organometallics	43	39	80	75
Industrial Engineered Products	191	197	363	372
Agrochemical Manufacturing	34	37	60	68
Total net sales	$441	$464	$855	$902

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2016	2015	2016	2015
Operating Income (Loss)
Industrial Performance Products	$35	$38	$81	$74
Industrial Engineered Products	25	15	43	17
Agrochemical Manufacturing	9	10	19	18
	69	63	143	109
General corporate expense, including amortization	(14)	(19)	(26)	(32)
Facility closures, severance and related costs	—	—	—	(1)
Loss on sale of business	—	—	—	(3)
Impairment charges	—	—	(1)	—
Pension settlement	—	—	(162)	—
Total operating income (loss)	$55	$44	$(46)	$73

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
Condensed Consolidating Statement of Operations
Quarter ended June 30, 2016
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$441	$(336)	$279	$98	$400
Cost of goods sold	322	(336)	217	75	366
Selling, general and administrative	37	—	22	2	13
Depreciation and amortization	22	—	6	7	9
Research and development	5	—	2	1	2
Operating income	55	—	32	13	10
Interest expense	(8)	—	(8)	—	—
Other (expense) income, net	—	—	(13)	7	6
Equity in net earnings of subsidiaries	—	(33)	33	—	—
Earnings from continuing operations before income taxes	47	(33)	44	20	16
Income tax expense	(13)	—	(10)	(1)	(2)
Net earnings	$34	$(33)	$34	$19	$14

Condensed Consolidating Statement of Operations
Six months ended June 30, 2016
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$855	$(662)	$544	$183	$790
Cost of goods sold	615	(662)	428	142	707
Selling, general and administrative	70	—	44	4	22
Depreciation and amortization	43	—	11	14	18
Research and development	10	—	6	1	3
Impairment charges	1	—	—	1	—
Pension settlement	162	—	162	—	—
Operating (loss) income	(46)	—	(107)	21	40
Interest expense	(16)	—	(16)	—	—
Other (expense) income, net	(2)	—	(11)	7	2
Equity in net earnings of subsidiaries	—	(58)	58	—	—
(Loss) earnings from continuing operations before income taxes	(64)	(58)	(76)	28	42
Income tax benefit (expense)	2	—	14	(1)	(11)
Net (loss) earnings	$(62)	$(58)	$(62)	$27	$31

Condensed Consolidating Statement of Comprehensive Income (Loss)
Quarter ended June 30, 2016
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$34	$(33)	$34	$19	$14
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(17)	—	5	—	(22)
Pension and other post-retirement benefit costs	(3)	—	(3)	—	—
Comprehensive income (loss)	$14	$(33)	$36	$19	$(8)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Six months ended June 30, 2016
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net (loss) earnings	$(62)	$(58)	$(62)	$27	$31
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(3)	—	3	—	(6)
Pension and other post-retirement benefit costs	132	—	131	—	1
Comprehensive income (loss)	$67	$(58)	$72	$27	$26

Condensed Consolidating Balance Sheet
As of June 30, 2016
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$865	$—	$281	$102	$482
Intercompany receivables	—	(1,589)	522	245	822
Investment in subsidiaries	—	(4,839)	821	1,132	2,886
Property, plant and equipment	661	—	110	226	325
Goodwill	163	—	93	3	67
Other assets	532	—	414	27	91
Total assets	$2,221	$(6,428)	$2,241	$1,735	$4,673
LIABILITIES AND EQUITY
Current liabilities	$323	$—	$142	$41	$140
Intercompany payables	—	(1,589)	417	478	694
Long-term debt	465	—	455	—	10
Other long-term liabilities	469	—	263	69	137
Total liabilities	1,257	(1,589)	1,277	588	981
Total equity	964	(4,839)	964	1,147	3,692
Total liabilities and equity	$2,221	$(6,428)	$2,241	$1,735	$4,673

Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2016
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(62)	$(58)	$(62)	$27	$31
Adjustments to reconcile net (loss) earnings to net cash provided by operations:
Below market contract obligation	(19)	—	(18)	—	(1)
Pension settlement	162	—	162	—	—
Depreciation and amortization	43	—	11	14	18
Share-based compensation expense	6	—	6	—	—
Other non-cash transactions	1	—	—	1	—
Changes in assets and liabilities, net	(87)	58	(81)	(22)	(42)
Net cash provided by operations	44	—	18	20	6
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(38)	—	(6)	(20)	(12)
Net cash used in investing activities	(38)	—	(6)	(20)	(12)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long term debt	(40)	—	(40)	—	—
Proceeds from short-term borrowings, net	3	—	—	—	3
Common shares acquired	(110)	—	(110)	—	—
Net cash (used in) provided by financing activities	(147)	—	(150)	—	3
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	4	—	—	—	4
Change in cash and cash equivalents	(137)	—	(138)	—	1
Cash and cash equivalents at beginning of period	323	—	171	—	152
Cash and cash equivalents at end of period	$186	$—	$33	$—	$153

Condensed Consolidating Statement of Operations
Quarter ended June 30, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$464	$(356)	$304	$110	$406
Cost of goods sold	350	(356)	260	80	366
Selling, general and administrative	41	—	25	4	12
Depreciation and amortization	24	—	6	10	8
Research and development	6	—	4	1	1
Facility closures, severance and related costs	—	—	—	1	(1)
Loss (gain) on sale of business	—	—	14	—	(14)
Equity income	(1)	—	(1)	—	—
Operating income (loss)	44	—	(4)	14	34
Interest expense	(8)	—	(8)	—	—
Other (expense) income, net	(2)	—	4	—	(6)
Equity in net earnings of subsidiaries	—	(30)	30	—	—
Earnings from continuing operations before income taxes	34	(30)	22	14	28
Income tax expense	(16)	—	(4)	—	(12)
Earnings from continuing operations	18	(30)	18	14	16
Gain on sale of discontinued operations, net of tax	1	—	1	—	—
Net earnings	$19	$(30)	$19	$14	$16

Condensed Consolidating Statement of Operations
Six months ended June 30, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$902	$(699)	$593	$207	$801
Cost of goods sold	690	(699)	505	160	724
Selling, general and administrative	77	—	49	6	22
Depreciation and amortization	48	—	11	20	17
Research and development	11	—	6	2	3
Facility closures, severance and related costs	1	—	—	2	(1)
Loss (gain) on sale of business	3	—	12	—	(9)
Equity income	(1)	—	(1)	—	—
Operating income	73	—	11	17	45
Interest expense	(16)	—	(17)	—	1
Other income (expense), net	9	—	9	2	(2)
Equity in net earnings of subsidiaries	—	(45)	45	—	—
Earnings from continuing operations before income taxes	66	(45)	48	19	44
Income tax expense	(27)	—	(9)	—	(18)
Net earnings	$39	$(45)	$39	$19	$26

Condensed Consolidating Statement of Comprehensive Income
Quarter ended June 30, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$19	$(30)	$19	$14	$16
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	20	—	(5)	—	25
Pension and other post-retirement benefit costs	3	—	3	—	—
Unrealized gain on available for sale securities	1	—	1	—	—
Comprehensive income	$43	$(30)	$18	$14	$41

Condensed Consolidating Statement of Comprehensive Income (Loss)
Six months ended June 30, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$39	$(45)	$39	$19	$26
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(18)	—	11	—	(29)
Pension and other post-retirement benefit costs	3	—	1	—	2
Unrealized gain on available for sale securities	5	—	5	—	—
Comprehensive income (loss)	$29	$(45)	$56	$19	$(1)

Condensed Consolidating Balance Sheet
As of December 31, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$978	$—	$402	$108	$468
Intercompany receivables	—	(1,610)	541	223	846
Investment in subsidiaries	—	(4,799)	782	1,135	2,882
Property, plant and equipment	663	—	112	221	330
Goodwill	166	—	93	3	70
Other assets	553	—	440	29	84
Total assets	$2,360	$(6,409)	$2,370	$1,719	$4,680
LIABILITIES AND EQUITY
Current liabilities	$361	$—	$180	$41	$140
Intercompany payables	—	(1,610)	407	488	715
Long-term debt	465	—	455	—	10
Other long-term liabilities	532	—	326	71	135
Total liabilities	1,358	(1,610)	1,368	600	1,000
Total equity	1,002	(4,799)	1,002	1,119	3,680
Total liabilities and equity	$2,360	$(6,409)	$2,370	$1,719	$4,680

Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$39	$(45)	$39	$19	$26
Adjustments to reconcile net earnings to net cash provided by operations:
Loss (gain) on sale of business	3	—	12	—	(9)
Below market contract obligation	(19)	—	(18)	—	(1)
Depreciation and amortization	48	—	11	20	17
Share-based compensation expense	6	—	6	—	—
Changes in assets and liabilities, net	(8)	45	(6)	(26)	(21)
Net cash provided by operations	69	—	44	13	12
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	3	—	4	—	(1)
Sale of Platform Specialty Products Corporation shares	54	—	54	—	—
Capital expenditures	(32)	—	(4)	(13)	(15)
Net cash provided by (used in) investing activities	25	—	54	(13)	(16)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long term debt	(59)	—	(43)	—	(16)
Common shares acquired	(122)	—	(122)	—	—
Proceeds from exercise of stock options	13	—	13	—	—
Net cash used in financing activities	(168)	—	(152)	—	(16)
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(9)	—	—	—	(9)
Change in cash and cash equivalents	(83)	—	(54)	—	(29)
Cash and cash equivalents at beginning of period	392	—	227	—	165
Cash and cash equivalents at end of period	$309	$—	$173	$—	$136

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
The primary economic factors that influence the operations and net sales of our Industrial Performance Products (“Industrial Performance”) and Industrial Engineered Products (“Industrial Engineered”) segments (collectively referred to as “Industrials”) are demand conditions in industrial, electronics, energy, residential and commercial construction, and transportation markets. Other factors affecting our financial performance include industry capacity, customer demand, raw material and energy costs, and selling prices. Selling prices are heavily influenced by the global demand and supply for the products we produce and competitor behavior. We pursue selling prices that reflect the value of our products delivered to our customers, while seeking to pass on higher costs for raw material and energy to preserve our profit margins.
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

SECOND QUARTER RESULTS
Overview
Consolidated net sales for the second quarter of 2016 were $441 million or $23 million lower than the second quarter of 2015 due to lower sales volume and unfavorable product mix of $18 million and lower selling prices of $6 million, partially offset by favorable foreign currency translation of $1 million. Our Industrial Performance segment reported a reduction in both sales prices and volume over the same quarter of 2015. Sales price declines are primarily the result of continuing to pass along lower raw material costs to our customers, including as required by contracts, coupled with lower sales prices for certain urethane products in applications experiencing weak volume demand. Volume declines have been most prevalent in our urethane products used in mining and oil and gas applications, primarily driven by the fall in oil and commodity prices over the last eighteen months. Our Industrial Engineered segment also reported a decline in sales driven by overall lower volume offset in part by higher overall sales prices. Sales of our Emerald Innovation 3000™ products for insulation applications, bromine and bromine-based products and organometallics products increased due to increased market demand. Last year, a reduction in supply of bromine from one of our suppliers due to a strike curtailed our sales of certain products; however, this year with supply restored post the strike, sales of these products have returned to normalized levels. The growth from these products and the increase in sales due to sales price increases was offset by the decline in demand for clear brine fluids used in offshore deep well oil drilling applications, the termination of certain supply agreements due to the closure of our Adrian, MI facility in June of 2015 and the timing of sales of industrial water products. Our Agrochemical Manufacturing segment showed volume reductions that were the result of timing of orders under our supply agreements. Additionally, in 2016 we have migrated from a supply agreement to a tolling agreement in Brazil. While there is no impact on gross profit, the change resulted in a reduction in both net sales and cost of sales as we no longer purchase or sell the raw material component of the products as part of the tolling arrangement.
Gross profit for the second quarter of 2016 was $119 million, an increase of $5 million compared with the second quarter of 2015.  Gross profit as a percentage of net sales increased to 27% for the second quarter of 2016 compared with 25% for the second quarter of 2015.  The increase in gross profit was primarily due to lower costs for raw materials, favorable manufacturing absorption variances despite higher manufacturing costs and lower distribution costs offset in part by the unfavorable volume and lower sales prices discussed above. Additionally, in the second quarter of 2016, we incurred an charge of $2 million related to the resolution of a disputed multi-year state excise tax matter.
Selling, general and administrative (“SG&A”) expenses of $37 million were $4 million lower than the second quarter of 2015 primarily the result of lower expense associated with consulting, facilities and pension.
Other Non-Operating Income and Expense
Interest expense was $8 million during the second quarters of 2016 and 2015.
Other expense, net was less than $1 million in the second quarter of 2016 compared with $2 million in the second quarter of 2015. Other expense, net primarily reflected realized and unrealized foreign exchange gains or losses.
Income tax expense reported for the second quarter of 2016 was $13 million compared with $16 million in the second quarter of 2015.
Earnings from continuing operations for the second quarter of 2016 were $34 million, or $0.53 per diluted share, as compared with $18 million, or $0.26 per diluted share, for the second quarter of 2015.
The following tables describe the major factors impacting net sales and operating income for each of our segments:

Net Sales (in millions)	Industrial Performance Products	Industrial Engineered Products	Agrochemical Manufacturing	Total
Quarter Ended June 30, 2015	$230	$197	$37	$464
Changes in selling prices	(8)	2	—	(6)
Unit volume and mix	(6)	(9)	(3)	(18)
Foreign currency	—	1	—	1
Quarter Ended June 30, 2016	$216	$191	$34	$441

Operating Income (in millions)	Industrial Performance Products	Industrial Engineered Products	Agrochemical Manufacturing	General corporate expense	Total
Quarter Ended June 30, 2015	$38	$15	$10	$(19)	$44
Price over raw materials (a)	1	5	—	—	6
Unit volume and mix	(3)	(2)	(1)	—	(6)
Foreign currency	1	1	—	—	2
Manufacturing cost and absorption	1	3	—	—	4
Distribution cost	2	(1)	—	—	1
Depreciation and amortization expense	(1)	2	—	1	2
SG&A and other	(4)	2	—	4	2
Quarter Ended June 30, 2016	$35	$25	$9	$(14)	$55

(a)
Price over raw materials is the sum of the net changes in selling prices and the net changes in raw material costs between the two periods. As the reduction in the costs of certain raw materials result in certain circumstances in reductions in selling prices under certain agreements, the change in selling prices net of changes in raw material costs provides a better measure of the impact of selling price changes on our profitability (referred to as "price-over-raw-materials").

The following is a discussion of the operating results of our segments for the second quarter ended June 30, 2016.
Industrial Performance Products
Our Industrial Performance segment reported lower net sales and operating income for the second quarter of 2016 compared with the same quarter of 2015.
Net sales for the second quarter of 2016 were impacted by both a reduction in overall sales prices coupled with lower volumes for our urethane products and unfavorable product mix in certain of our petroleum additive products. Sales prices continued to decline as we passed along the benefit of raw material cost reductions to our customers, including as required under formula-based contract pricing agreements and we saw some weakness in the sales prices of certain urethane products due to weak market demand, particularly in the mining and oil and gas application products. Volume in our urethane products, primarily those used in mining and oil and gas applications, were impacted by lower market demand as a result of the fall in oil prices, slower economic growth and lower commodity prices. We saw overall higher unit volume in our petroleum additive products, primarily in inhibitors and detergents; however, those volume increases were offset by a combination of lower volume and unfavorable mix for certain synthetic lubricants and basestocks as well as our intermediates.
Operating income reflected the lower volume and unfavorable product mix noted above, slightly favorable price-over-raw-materials, favorable manufacturing and distribution costs and favorable manufacturing absorption variances. Additionally, in the second quarter of 2016, we recognized a charge of $2 million related to the resolution of a disputed multi-year state excise tax matter.
Industrial Engineered Products
Our Industrial Engineered segment recorded lower net sales and higher operating income for the second quarter of 2016 compared with the same quarter of 2015.
Our Industrial Engineered segment reported an overall reduction in net sales which was primarily driven by a decline in demand for clear brine fluids used in offshore deep oil well drilling applications, the termination of certain supply agreements due to our choice to exit our Adrian, MI facility in June of 2015, the timing of sales related to industrial water treatment chemicals under a supply agreement. However, volume and sales price growth in our Emerald Innovation 3000™ products continue to remain strong compared to the prior year and offset some of the other declines in volume. Additionally, in the second quarter of 2015, our ability to obtain bromine was restricted due to a strike at one of our suppliers. The strike was resolved later in 2015 and for the second quarter of 2016, sales of bromine and bromine-based products have returned to normalized levels. Our organometallics products showed favorable growth over the prior year.
Despite lower net sales, our Industrial Engineered segment reported a $10 million increase in operating income. The effect of volume declines on operating income were more than offset by the benefit of increased sales prices, lower raw material costs and favorable manufacturing absorption variances which were offset by slightly higher manufacturing and distribution costs. We saw reductions in SG&A in part due to our cost reduction actions during 2015.

Agrochemical Manufacturing
The Agrochemical Manufacturing segment reported lower net sales and slightly lower operating income compared with the second quarter of 2015.
The decrease in net sales was attributable to a reduction in volume coupled with a change from a supply agreement to a tolling agreement in Brazil during the second quarter of 2016. The change to a tolling agreement does not impact our gross margin, as the agreement continues to only reimburse costs incurred. However, subsequent to the change we no longer purchase or sell the raw material component of the products produced which has impacted net sales and cost of sales by similar amounts. The results for the second quarters of 2016 and 2015 included $10 million in net sales and operating profit related to the non-cash amortization, net of accretion, of a below-market contract obligation that was recorded as part of the Chemtura AgroSolutions divestiture in 2014.
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
Corporate expense was $14 million in the second quarter of 2016, which included amortization and depreciation expense of $3 million.  In comparison, corporate expense was $19 million in the second quarter of 2015, which included amortization and depreciation expense of $4 million. The decrease is primarily related to a reduction in amortization expense and lower accruals associated with employee incentive and benefit plans.
YEAR TO DATE RESULTS
Overview
Consolidated net sales for the six months ended June 30, 2016 were $855 million or $47 million lower than the six months ended June 30, 2015 due to lower sales volume and unfavorable product mix of $33 million, lower selling prices of $13 million and unfavorable foreign currency translation of $1 million. The decline in volume and product mix was reported in all our segments, while the decline in sales prices was primarily related to our Industrial Performance segment. Our Industrial Performance segment decline in volume was mainly a result of weak market demand for our urethane products used in the mining and oil and gas applications coupled with some unfavorable product mix in our petroleum additive products. Sales price declined as we passed along the reductions in raw material costs due to lower oil prices to our customers, including as required under formula-based contract pricing agreements coupled with some lower sales prices for our urethane products driven by weak demand in products used in oil and gas applications. Our Industrial Engineered segment reported overall lower volume as a result of a decrease in demand for clear brine fluids used in offshore deep well oil drilling applications, the termination of certain supply agreements due to the planned closure of the Adrian, MI facility in summer 2015 and the timing of sales for industrial water treatment products. These volume declines were offset by steady and strong growth in our Emerald Innovation 3000™ products used in insulation foam applications, organometallic products, the return of volume in our bromine and bromine-based products to normalized levels after a strike at a supplier constrained our bromine supply in 2015 and increased sales prices for our insulation and electronic application products. Our Agrochemical Manufacturing segment showed volume declines that were the result of timing of orders under our supply agreements. Additionally, during the second quarter of 2016, we changed from a supply agreement to a tolling agreement at our Brazil location. This impacted net sales for the value of the raw material component that is no longer purchased or sold by us as required under the tolling arrangement.
Gross profit for the six months ended June 30, 2016 was $240 million, an increase of $28 million compared with the six months ended June 30, 2015.  Gross profit as a percentage of net sales increased to 28% for the six months ended June 30, 2016 compared with 24% for the six months ended June 30, 2015.  The increase in gross profit was primarily due to lower raw material and distribution costs, favorable manufacturing absorption variances primarily for our Emerald Innovation 3000™ product, overall favorable product mix and the favorable effect of foreign currency exchange translation offset in part by the effect of lower sales prices.
SG&A expenses of $70 million were $7 million lower than the six months ended June 30, 2015. The reduction is related to lower pension expense, lower facility costs as a result of closures we made in 2015 and lower costs associated with strategic cost reduction initiatives which were completed in 2015. Additionally, in the first quarter of 2016, we recognized income of approximately $2 million on a technology license and a $2 million charge in the second quarter of 2016 related to the resolution of a disputed multi-year state excise tax matter.
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
Other Non-Operating Income and Expense
Interest expense was $16 million during the six months ended of 2016 and 2015.
Other expense, net was $2 million in the six months ended June 30, 2016 compared with other income, net of $9 million in the six month ended June 30, 2015. Other (expense) income, net primarily reflected realized and unrealized foreign exchange gains or losses. The net other income for the six months ended June 30, 2016 and June 30, 2015 reflected the significant weakening of foreign currencies against the U.S. dollar that began in late 2014 and the additional weakening of foreign currency in June 2016, primarily in the Great Britain Pound.
Income tax benefit reported for the six months ended June 30, 2016 was $2 million compared with income tax expense of $27 million in the six months ended June 30, 2015. The tax benefit reported for the six months ended June 30, 2016 reflected the tax benefit of $33 million, recorded in the first quarter of 2016, related to the pension annuity transaction which was considered a discrete item for purposes of our interim tax provision.
Loss from continuing operations for the six month ended June 30, 2016 was $62 million, or $0.96 per diluted share, as compared with earnings from continuing operations of $39 million, or $0.56 per diluted share, for the same period last year.
The following tables describe the major factors impacting net sales and operating income for each of our segments:

Net Sales (in millions)	Industrial Performance Products	Industrial Engineered Products	Agrochemical Manufacturing	Total
Six months ended June 30, 2015	$462	$372	$68	$902
Changes in selling prices	(19)	6	—	(13)
Unit volume and mix	(10)	(15)	(8)	(33)
Foreign currency	(1)	—	—	(1)
Six months ended June 30, 2016	$432	$363	$60	$855

Operating Income (Loss) (in millions)	Industrial Performance Products	Industrial Engineered Products	Agrochemical Manufacturing	General corporate expense	Other charges (b)	Total
Six months ended June 30, 2015	$74	$17	$18	$(32)	$(4)	$73
Price over raw materials (a)	(1)	11	—	—	—	10
Unit volume and mix	4	(1)	1	—	—	4
Foreign currency	2	1	—	—	—	3
Manufacturing cost and absorption	3	10	—	—	—	13
Distribution cost	2	(1)	—	—	—	1
Depreciation and amortization expense	(1)	3	—	3	—	5
Facility closures, severance and related costs	—	—	—	—	1	1
Sale of business	—	—	—	—	3	3
Impairment charges	—	—	—	—	(1)	(1)
Pension settlement	—	—	—	—	(162)	(162)
SG&A and other	(2)	3	—	3	—	4
Six months ended June 30, 2016	$81	$43	$19	$(26)	$(163)	$(46)

(a)
Price over raw materials is the sum of the net changes in selling prices and the net changes in raw material costs between the two periods. As the reduction in the costs of certain raw materials result in certain circumstances in reductions in selling prices under certain agreements, the change in selling prices net of changes in raw material costs provides a better measure of the impact of selling price changes on our profitability (referred to as "price-over-raw-materials").

(b)	Includes facility closures, severance and related costs, loss on sale of business, impairment charges and pension settlement.
The following is a discussion of the results of our segments for the six month ended June 30, 2016.
Industrial Performance Products
Our Industrial Performance segment reported lower net sales and higher operating income for the six month ended June 30, 2016 compared with the same period last year.
Net sales for the first six months of 2016 reflected volume declines, unfavorable product mix and lower overall sales prices. Much of the lower sales prices were the result of price reductions as we passed along the benefit of raw material costs reductions to our customers as required under formula-based contract pricing agreements coupled with lower pricing for certain of our urethane products used in mining and oil and gas applications as a result of the soft market demand for those products. The soft market demand for our urethane products used in mining and oil and gas applications also primarily impacted the volume declines this segment experienced. Our petroleum additive products reported overall growth in volumes, but those gains were offset by a combination of lower volume and unfavorable mix for certain synthetic lubricants and basestocks as well as our intermediates.
Operating income improved over the same six months of 2015 driven primarily by lower manufacturing and distribution costs, favorable product mix at the gross profit level and the favorable impact of foreign currency exchange on our costs. Included in the six months ended June 30, 2016 is the recognition of approximately $2 million in income on a technology license and a $2 million charge related to the resolution of a disputed multi-year state excise tax matter.
Industrial Engineered Products
Our Industrial Engineered segment recorded lower net sales and higher operating income for the six months ended June 30, 2016 compared with the same period last year.
Net sales for our Industrial Engineered segment reflected the impact of lower volume for clear brine fluids used in offshore deep oil well drilling applications due to lower demand as a result of the decline in oil prices in 2014 and 2015.
Our Industrial Engineered segment reported overall lower volume as a result of a decrease for clear brine fluids used in offshore deep oil well drilling applications, the termination of certain supply agreements due to our choice to exit the Adrian, MI facility in June of 2015 and the timing of orders for industrial water treatment products. These volume declines were partially offset by steady and strong growth in our Emerald Innovation 3000™ products used in insulation foam applications, improved volumes and pricing for our organometallic products, the return of volume in our bromine and bromine-based products to normalized levels after a strike at a supplier constrained our bromine supply in 2015 and increased sales prices for our insulation and electronic application products.
Despite lower net sales, our Industrial Engineered segment reported a $26 million increase in operating income. The effect of volume declines on operating income were more than offset by the benefit of increased sales price, lower raw material costs and favorable manufacturing absorption variances, primarily related to Emerald Innovation 3000™ products, offset in part by higher manufacturing costs. Operating income in the first half of 2016 also benefited from a reduction in SG&A, in part due to our cost reduction actions in 2015.

Agrochemical Manufacturing
The Agrochemical Manufacturing segment reported lower net sales and slightly higher operating income in the first half of 2016 compared with the same period last year.

The decrease in net sales was attributable to a reduction in volume. The results for the six months ended June 30, 2016 and 2015 included $19 million in net sales and operating profit related to the non-cash amortization, net of accretion, of a below-market contract obligation that was recorded as part of the Chemtura AgroSolutions divestiture in 2014.
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
Corporate expense was $26 million in the six months ended June 30, 2016 which included amortization and depreciation expense of $5 million. In comparison, corporate expense was $32 million in the six months ended June 30, 2015, which included amortization and depreciation expense of $8 million. Corporate expense in 2015 included a gain on the sale of a former facility in the United States which did not recur in 2016. Corporate expense in 2016 was favorably impacted by lower accruals for environmental obligations and lower amortization, pension and other functional spending.

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
Senior Notes
In July 2013, we issued in a registered public offering $450 million of 5.75% Senior Notes due 2021 (the "2021 Senior Notes"). As of June 30, 2016, $450 million remained outstanding.
Loans
In August 2010, we entered into a Term Loan due August 2016 with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1% (the "Term Loan").  Repayments were made on the Term Loan with proceeds from the 2021 Senior Notes offering, sale of businesses and cash on hand. As of June 30, 2016, $1 million remained outstanding under the Term Loan. In July 2016, we amended our Term Loan providing for a new $1 million term loan which was borrowed to refinance the existing Term Loan.  The interest rate for the new term loan is identical to and maintains substantially identical collateral, covenants, events of default, representations and warranties and other terms as the original Term Loan, but with an extended maturity date to July 2017, a waiver of the prepayment requirements for proceeds of asset sales and annual excess cash flow, and a reduction of the annual administrative agency fee.
We maintain a 5 year secured credit facility of CNY 250 million (approximately $40 million) available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch.  The China Bank Facility has been used for funding construction of our manufacturing facility in Nantong, China and is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd. Repayments of principal are made in semi-annual installments from December 2014 through December 2017. As of June 30, 2016, $11 million remained outstanding.
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
At June 30, 2016, we had no borrowings under the 2018 ABL Facility. However, we had $14 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility.  At June 30, 2016, we had approximately $182 million of undrawn availability under the 2018 ABL Facility.
Covenants
These financing facilities, excluding the China Bank Facility, contain covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures. As of June 30, 2016, we were in compliance with the covenant requirements of these financing facilities.
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
During the six months ended June 30, 2016, we repurchased 4.3 million shares of our common stock at a cost of $110 million. The remaining authorization under this program was $61 million at June 30, 2016.
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
Pension Annuity Transaction
In February 2016, the US Qualified Plan entered into a purchase agreement for a group annuity contract transferring payment responsibility for retirement pension benefits of approximately 5,000 retirees in the U.S. or their designated beneficiaries. By irrevocably transferring the pension obligations, our overall projected pension benefit obligation has been reduced by $363 million, based on the valuation date as of February 17, 2016. The annuity purchase price was $354 million and was funded by the assets of the US Qualified Plan. Additionally, we contributed $35 million of cash to the US Qualified Plan during the first quarter of 2016 to maintain the US Qualified Plan's funded status at the approximate level that existed prior to the pension annuity transaction. With this cash contribution to the US Qualified Plan, we do not currently anticipate further cash contributions to the US Qualified Plan in 2016 and the level of cash contributions in future years will now be lower than we would have projected prior to the pension annuity transaction. Additional information is included in Note 12 - Pension and Other Post-Retirement Benefit Plans in our Notes to Consolidated Financial Statements.
Agrochemical Manufacturing Supply Agreements
Contemporaneous with the sale of our Chemtura AgroSolutions business to Platform Specialty Products Corporation ("Platform") in 2014, we entered into several supply agreements and a tolling agreement (collectively, the "supply agreements") with minimum terms of between two and four years. The supply agreements are designed to recover the cash costs incurred to manufacture the products under the agreements. Due to these economics, the supply agreements are considered below-market contracts for their full term. As of June 30, 2016, our Consolidated Balance Sheet included $165 million, which represented the remaining loss of profit, on a discounted basis, for these products over the remaining terms of the supply agreements, including contractual obligations to continue to supply for a period of up to 2 years after termination of the supply agreements.
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

Cash Flows from Operating Activities
Net cash provided by operating activities was $44 million for the six months ended June 30, 2016 compared with $69 million in the same period last year.  Changes in key accounts are summarized below:

Provided by (used in)	Six months ended
(In millions)	June 30, 2016	June 30, 2015
Accounts receivable	$(28)	$(25)
Inventories	4	8
Accounts payable	5	4
Pension and post-retirement health care liabilities	(53)	(7)

During the six months ended June 30, 2016, accounts receivable represented a use of cash flows of $28 million from December 31, 2015, primarily the result of an increase in accounts receivable due to net sales being higher in the second quarter of 2016 than in the fourth quarter of 2015. Historically, fourth quarter net sales are lower due in part to planned customer shutdowns and holidays compared to second quarter net sales. The higher net sales this quarter drove the increase in our accounts receivable balances and the decrease in inventory. This is consistent with similar trends we reported in 2015. Inventory in our Agrochemical Manufacturing segment was down slightly and reflected the build of inventory for the current growing season offset by the change in the value of that inventory as a result of the switch to a tolling agreement in Brazil in 2016. Inventory in our Industrial Engineered segment increased slightly due to a build in inventory, primarily in our clear brine fluid products, due to the slower market demand for these products in the second quarter of 2016. Accounts payable represented a source of cash flows of $5 million in the six months ended June 30, 2016, primarily the result of an increase in our Agrochemical Manufacturing segment due to timing of purchases as we built inventory for the current growing season coupled with an increase in our Industrial Engineered segment as the result of additional raw material purchases for our organometallic products due to the increase in demand. Our Industrial Performance segment reported a slight decline in accounts payable which reflects the impact of inventory management. Pension and post-retirement benefit plans represented a use of cash flows of $53 million primarily due to the $35 million contribution to the US Qualified Plan described earlier. Cash contributions to fund pension and post-retirement benefit liabilities were $53 million for the six months ended June 30, 2016 which included $40 million for domestic plans and $13 million for international plans.
Cash flows from operating activities for the six months ended June 30, 2016 were adjusted by the impact of certain non-cash and other charges. Non-cash charges included the pension settlement charge of $162 million in connection with the pension annuity transaction, depreciation and amortization expense of $43 million and share-based compensation expense of $6 million, offset by the recognition of the obligation, net of accretion, for the below-market obligations with Platform of $19 million.
During the six months ended June 30, 2015, accounts receivable represented a use of cash flows of $25 million primarily driven by an increase in receivables in our Industrial segments due to the timing of sales in the second quarter of 2015 compared with sales in the fourth quarter of 2014 coupled with an increase in receivables related to the supply agreements with Platform in our Agrochemical Manufacturing segment as we built inventory for their growing season. Accounts payable represented a source of cash flows of $4 million in the six months ended June 30, 2015, a majority of which related to our Agrochemical Manufacturing supply agreements as we produced more inventory to meet their growing season offset by a slight reduction in our Industrial Engineered segment related to the interruption of the supply of elemental bromine due to a strike at a third-party supplier during the first six months of 2015. Pension and post-retirement health care liabilities represented a use of cash flows of $7 million primarily due to the funding of benefit obligations. Cash contributions to fund pension and post-retirement benefit liabilities were $9 million for the six months ended June 30, 2015 which included $5 million for domestic plans and $4 million for international plans.
Cash flows from operating activities for the six months ended June 30, 2015 were adjusted by the impact of certain non-cash and other charges. Non-cash charges included depreciation and amortization expense of $48 million and share-based compensation expense of $6 million, offset by the recognition of the obligation, net of accretion, for the below-market obligations with Platform of $19 million.
Cash Flows from Investing and Financing Activities
Investing Activities
Net cash used by investing activities was $38 million for the six months ended June 30, 2016 which related to capital expenditures for U.S. and international facilities and environmental and other compliance requirements.

Net cash provided by investing activities was $25 million for the six months ended June 30, 2015.  Investing activities included net proceeds from the sale of the Platform shares of $54 million, offset by capital expenditures of $32 million for U.S. and international facilities and environmental and other compliance requirements.
Financing Activities
Net cash used in financing activities was $147 million for the six months ended June 30, 2016. Financing activities primarily included the repurchase of 4.3 million shares of our common stock under our share repurchase program at a cost of $110 million. Also included in financing activities was a repayment of $39 million on our Term Loan during the second quarter of 2016.
Net cash used in financing activities was $168 million for the six months ended June 30, 2015. Financing activities primarily included the repurchase of 5.1 million shares of our common stock under our share repurchase program at a cost of $122 million, the repayment of $42 million of the Term Loan as well as the repayment of $15 million in principal of the China Bank Facility. Other financing sources in the period were $13 million of proceeds from the exercise of stock options.
Contractual Obligations and Other Cash Requirements
During the six months ended June 30, 2016, we made aggregate contributions of $49 million to our U.S. and international pension plans and $4 million to our post-retirement benefit plans. Based on the minimum amounts required by law or contractual obligation, we will make approximately $10 million of contributions to certain of these plans during the remainder of 2016. From time to time, we may elect to make additional discretionary cash contributions to our U.S. qualified and international pension plans.
We had net liabilities related to unrecognized tax benefits of $28 million at June 30, 2016.  We believe it is reasonably possible that our unrecognized tax benefits will remain unchanged within the next 12 months.
Guarantees
In addition to $14 million in outstanding letters of credit at June 30, 2016, we have guarantees that have been provided to various financial institutions.  At June 30, 2016, we had $6 million of outstanding guarantees primarily related to vendor deposits.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

CRITICAL ACCOUNTING ESTIMATES
Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), which require management to make estimates and assumptions that affect the amounts and disclosures reported in our Consolidated Financial Statements and accompanying notes.  Our estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in our 2015 Form 10-K describe the critical accounting estimates and accounting policies used in the preparation of our Consolidated Financial Statements. Additionally, information in Note 1 - Nature of Operations and Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements filed in Item 1 on this Form 10-Q describes any further accounting policies that we utilize for interim reporting purposes.  Actual results could differ from management’s estimates and assumptions.  There have been no significant changes in our critical accounting estimates during the quarter ended June 30, 2016.

OUTLOOK
In 2016, we continue to build upon the improvements in our earnings and cash flows we achieved in 2015 to deliver further performance improvement. We drive that improvement by continuing our focus on “managing what we can control”. The results are evident in our performance in the first half of 2016 compared to the same period in 2015. Excluding the pre-tax $162 million pension settlement charge ($129 million after tax) associated with our pension annuity purchased in the first quarter of 2016, operating income has increased by 59% and earnings from continuing operations before income taxes has increased by 48%. Net earnings and earnings per share (excluding the effect of the pension settlement charge) have grown by higher percentages, but they also reflect a lower 2016 year-to-date tax rate than in 2015.

We anticipate that we will continue to deliver year-on-year improvement in profitability in the second half of 2016 and that operating income will be comparable to that delivered in the first half of 2016 (excluding the pension settlement charge). The percentage year-on-year improvement in operating profit will be less in the second half of 2016 than in the first half of the year, as most of the benefits of our 2015 cost reduction actions were reflected in the results for the second half of 2015. Nevertheless, we are currently on a path to deliver an increase in full year profitability compared to full year 2015 that is in line with our guidance at the start of the year.
Net cash provided by operating activities for the first half of 2016 was $44 million which includes a cash contribution of $35 million to our US Qualified Plan in the first quarter of 2016 directly as a result of the pension annuity purchase transaction. This contribution was made to maintain the funding level of the US Qualified Plan at approximately the same percentage level as existed prior to the pension annuity transaction. Excluding this cash contribution, net cash provided by operating activities was $79 million for the six months ended June 30, 2016, a 14% increase over the same period in 2015. For the full year of 2015, net cash provided by operating activities was $159 million. We believe we are on track to deliver a comparable or greater amount for 2016.
We continue to explore opportunities to accelerate value creation for our shareholders through gaining scale by acquisition, merger or a combination with another company. We believe that through building scale in industrial specialty chemicals, we can diversify our market exposures and give our Company the critical mass to invest in innovative products and applications. Executing on a compelling transaction can accelerate the benefits from our focus on the organic growth of our existing portfolio businesses and permit us to sustain our track record of delivering significant value to our shareholders.
There are a number of risks to achieving our business plans as described in Item 1A - Risk Factors in our 2015 Form 10-K and in this Quarterly Report on Form 10-Q.
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
This Item should be read in conjunction with Item 7A - Quantitative and Qualitative Disclosures About Market Risk included in our 2015 Form 10-K.
The fair market value of long-term debt is subject to interest rate risk.  Our total debt was $476 million at June 30, 2016.  The fair market value of such debt as of June 30, 2016 was $486 million, which has been determined primarily based on quoted market prices.
We did not have any material financial instruments subject to foreign currency exchange risk as of June 30, 2016.
There have been no other significant changes in market risk during the quarter ended June 30, 2016.

ITEM 4.  Controls and Procedures
(a)  Disclosure Controls and Procedures
As of June 30, 2016, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                OTHER INFORMATION

ITEM 1.  Legal Proceedings
See Note 13 — Legal Proceedings and Contingencies in our Notes to Consolidated Financial Statements for a description of our legal proceedings.

ITEM 1A.  Risk Factors
Our risk factors are described in our 2015 Form 10-K.  Investors are encouraged to review those risk factors in detail before making any investment in our securities.  Except as described below, there have been no significant changes in our risk factors during the six months ended June 30, 2016.

Proposed regulations under Section 385 of the Code may limit our ability to use intercompany debt.

On April 4, 2016, the U.S. Treasury and the IRS released proposed Treasury regulations under Section 385 of the Code. Although intended to discourage inversion transactions, these regulations include provisions that may impact many intercompany transactions including how our subsidiaries are financed, how we repatriate cash from our foreign subsidiaries and how we integrate acquisitions.  In general, the proposed Treasury regulations would (i) require intercompany debt to be accompanied by extensive contemporaneous documentation in order to be treated as debt for U.S. federal income tax purposes; (ii) re-characterize intercompany debt as equity for U.S. federal income tax purposes in certain circumstances; and (iii) authorize the IRS to treat intercompany debt as in part debt and in part equity for U.S. federal income tax purposes in certain circumstances. The scope and interpretation of the proposed Treasury regulations are subject to significant uncertainty. However, if finalized in their current form, the proposed Treasury regulations may limit our ability to utilize intercompany debt which may increase our cash taxes and administrative and financing costs.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities During the Second Quarter of 2016
In October 2014, the Board approved a share repurchase authorization of up to $500 million conditioned upon the sale of the Chemtura AgroSolutions business (the "October 2014 Authorization"). In August 2015, the Board authorized an increase to the October 2014 Authorization by $150 million, up to $650 million in the aggregate when combined with the October 2014 Authorization, and extended the program to December 1, 2016.
During the six months ended June 30, 2016, we repurchased 4.3 million shares of our common stock at a cost of $110 million. The remaining authorization under this program was $61 million at June 30, 2016.
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
The following table provides information about our repurchases of equity securities during the quarter ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions)		(in millions)	(in millions)
April 1, 2016 - April 30, 2016	0.6	$26.81	0.6	$66
May 1, 2016 - May 31, 2016	0.1	$26.50	0.1	$63
June 1, 2016 - June 30, 2016	0.1	$24.94	0.1	$61
Total	0.8		0.8

ITEM 4.  Mine Safety Disclosures
Not Applicable.

ITEM 5.  Other Information
In July 2016, Chemtura Corporation (“Chemtura”) amended its Senior Secured Term Facility Credit Agreement, originally dated as of August 27, 2010, as amended and restated, supplemented or otherwise modified from time to time.  The amendment provided for a new $1 million term loan which was borrowed to refinance the existing term loan.  The interest rate for the new term loan is identical to the refinanced term loan, and the new term loan maintains substantially identical collateral, covenants, events of default, representations and warranties and other terms as the refinanced term loan, but with an extended maturity date to July 2017, a waiver of the prepayment requirements for proceeds of asset sales and annual excess cash flow, and a reduction of the annual administrative agency fee.  The foregoing summary of the amendment is qualified in its entirety by reference to the actual amendment, which is filed herewith as Exhibit 10.1, and is incorporated herein by reference.

ITEM 6.  Exhibits
The following documents are filed as part of this report:

Number	Description

10.1	Amendment No. 3 to the Senior Secured Term Facility Credit Agreement, dated as of July 25, 2016, between Chemtura Corporation and Bank of America, N.A.*

31.1	Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 302).*

31.2	Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 302).*

32.1	Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 906).*

32.2	Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 906).*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
*    Copies of these Exhibits are filed with this Quarterly Report on Form 10-Q.

CHEMTURA CORPORATION
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMTURA CORPORATION

(Registrant)

Date:	July 28, 2016	/s/ Laurence M. Orton

Name: Laurence M. Orton
Title: Vice President and Corporate Controller (Principal Accounting Officer)