Form 10-Q
period 2016-09-30
Chemtura CORP
filed 2016-10-31
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No
The number of shares of common stock outstanding as of the latest practicable date is as follows

Class	Number of shares outstanding at September 30, 2016
Common Stock - $.01 par value	62,974,764

CHEMTURA CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2016

PART I.                 FINANCIAL INFORMATION

ITEM 1.                Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Quarters and nine months ended September 30, 2016 and 2015
(In millions, except per share data)

	Quarters ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net sales	$414	$444	$1,269	$1,346

Cost of goods sold	289	327	904	1,017
Selling, general and administrative	35	36	105	113
Depreciation and amortization	21	22	64	70
Research and development	5	4	15	15
Facility closures, severance and related costs	1	1	1	2
Merger and integration costs	11	—	11	—
Loss on sale of business	1	1	1	4
Impairment charges	—	—	1	—
Pension settlement	—	—	162	—
Equity income	—	—	—	(1)
Operating income	51	53	5	126
Interest expense	(8)	(7)	(24)	(23)
Other (expense) income, net	(1)	1	(3)	10
Earnings (loss) before income taxes	42	47	(22)	113
Income tax expense	(17)	(16)	(15)	(43)
Net earnings (loss)	$25	$31	$(37)	$70

Basic per share information
Net earnings (loss)	$0.40	$0.46	$(0.58)	$1.03
Diluted per share information
Net earnings (loss)	$0.39	$0.45	$(0.58)	$1.02

Weighted average shares outstanding - Basic	63.0	67.5	64.1	68.0
Weighted average shares outstanding - Diluted	63.9	68.3	64.1	68.8

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
Quarters and nine months ended September 30, 2016 and 2015
(In millions)

	Quarters ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net earnings (loss)	$25	$31	$(37)	$70
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(3)	(21)	(6)	(39)
Pension and other post-retirement benefit costs	1	(2)	133	1
Unrealized gain on available for sale securities	—	—	—	5
Comprehensive income	$23	$8	$90	$37

See accompanying notes to Consolidated Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2016 (Unaudited) and December 31, 2015
(In millions, except par value data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$202	$323
Accounts receivable, net	219	210
Inventories, net	328	315
Other current assets	134	130
Total current assets	883	978
NON-CURRENT ASSETS
Property, plant and equipment, net	665	663
Goodwill	162	166
Intangible assets, net	81	88
Deferred tax asset	319	354
Other assets	116	111
Total assets	$2,226	$2,360
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term borrowings	$13	$46
Accounts payable	125	120
Accrued expenses	126	142
Below market contract obligation - current	38	38
Income taxes payable	17	15
Total current liabilities	319	361
NON-CURRENT LIABILITIES
Long-term debt	466	465
Pension and post-retirement health care liabilities	226	270
Below market contract obligation - non-current	117	145
Deferred tax liability	7	7
Other liabilities	107	110
Total liabilities	1,242	1,358
EQUITY
Common stock - $0.01 par value Authorized - 500.0 shares Issued - 100.6 shares at September 30, 2016 and 100.6 shares at December 31, 2015	1	1
Additional paid-in capital	4,373	4,371
Accumulated deficit	(2,163)	(2,126)
Accumulated other comprehensive loss	(335)	(462)
Treasury stock - at cost - 37.7 shares at September 30, 2016 and 33.4 shares at December 31, 2015	(893)	(783)
Total Chemtura stockholders' equity	983	1,001
Non-controlling interest	1	1
Total equity	984	1,002
Total liabilities and equity	$2,226	$2,360
See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30, 2016 and 2015
(In millions)

	Nine months ended September 30,
	2016	2015
Increase (decrease) in cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(37)	$70
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Merger and integration costs	4	—
Loss on sale of business	1	4
Below market contract obligation	(29)	(29)
Pension settlement	162	—
Depreciation and amortization	64	70
Share-based compensation expense	9	9
Other non-cash transactions	1	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(7)	8
Inventories	(11)	(3)
Accounts payable	5	(1)
Pension and post-retirement health care liabilities	(57)	(25)
Other	(18)	14
Net cash provided by operating activities	87	117
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	—	3
Sale of Platform Specialty Products Corporation shares	—	54
Capital expenditures	(62)	(53)
Net cash (used in) provided by investing activities	(62)	4
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long term debt	(41)	(59)
Proceeds from short-term borrowings, net	6	—
Common shares acquired	(116)	(140)
Proceeds from exercise of stock options	—	13
Net cash used in financing activities	(151)	(186)
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	5	(10)
Change in cash and cash equivalents	(121)	(75)
Cash and cash equivalents at beginning of period	323	392
Cash and cash equivalents at end of period	$202	$317

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
The information in the foregoing Consolidated Financial Statements for the quarters and nine months ended September 30, 2016 and 2015 is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to our Consolidated Financial Statements.
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
The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).  The consolidated results of operations for the quarter and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full year.
In accordance with the requirements of ASC 740, Income Taxes, we calculate our interim period income tax expense based upon an estimated effective tax rate for the annual period multiplied by our interim earnings (loss) before income taxes, adjusted for discrete items as necessary.
Accounting Policies and Other Items
Included in accounts receivable are allowances for doubtful accounts of $4 million and $2 million as of September 30, 2016 and December 31, 2015, respectively.
During the nine months ended September 30, 2016 and 2015, we made cash interest payments of $29 million and $30 million, respectively, and cash payments for income taxes (net of refunds) of $22 million and $32 million, respectively.
At September 30, 2016, $2 million of our asset retirement obligation balance was included in accrued expenses and $15 million was included in other liabilities in our Consolidated Balance Sheet. At December 31, 2015, $1 million of asset retirement obligation balance was included in accrued expense and $15 million was included in other liabilities in our Consolidated Balance Sheet.

Accounting Developments
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2018. Early adoption is permitted in 2017 for calendar year entities. We currently do not intend to early adopt. The standard permits the use of either the retrospective or cumulative effect transition method. We are in the process of assessing our current practices against the requirements of this ASU and evaluating the effect that the ASU will have on our Consolidated Financial Statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, employee tax withholding, calculation of shares for use in diluted earnings per share and classification on the statement of cash flows. The provisions of ASU 2016-09 are effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted. We have evaluated the impact of this standard based on the information available to us as of September 30, 2016 and have determined that it would not have a material impact on our Consolidated Financial Statements or related disclosures. We intend to adopt this new ASU on January 1, 2017.

2)                  MERGERS AND DIVESTITURES
Pending merger transaction with Lanxess
On September 25, 2016, we entered into an agreement and plan of merger (the "Merger Agreement") with Lanxess Deutschland GmbH, a limited liability company under the laws of Germany ("Lanxess"), and LANXESS Additives Inc., a Delaware

corporation and an indirect, wholly owned subsidiary of Lanxess ("Merger Subsidiary"). Upon the terms, and subject to the conditions set forth in the Merger Agreement, Merger Subsidiary will merge with and into Chemtura (the "Merger"), with Chemtura surviving the merger in an all-cash transaction in which Chemtura stockholders will receive $33.50 in cash, without interest, per share of Chemtura common stock, which represented an 18.9% premium to the stock’s closing share price of $28.18 on September 23, 2016, the last trading day prior to the announcement of the Merger. Chemtura and Lanxess have each made customary representations, warranties and covenants in the Merger Agreement. The Merger Agreement is subject to customary closing conditions including, among others, approval of the Merger Agreement by Chemtura stockholders, regulatory approvals and the absence of a material adverse effect on our financial condition, business, assets, liabilities or results of operations. Closing is not subject to any vote of Lanxess’s stockholders or any financing condition.
The Merger Agreement contains certain termination rights for both Chemtura and Lanxess and further provides that, upon termination of the Merger Agreement under certain circumstances, including if we terminate the Merger Agreement to accept a superior proposal, we may be required to pay Lanxess a termination fee equal to $75 million as a condition to our ability to exercise our right to terminate the Merger Agreement and accept the superior proposal.
We expect to file a preliminary proxy statement with the SEC regarding the Merger. The description of the Merger Agreement and the Merger herein does not purport to be complete and is subject to, and qualified in its entirety by the full text of the Merger Agreement attached as Exhibit 2.1 to the Current Report on Form 8-K filed on September 26, 2016.
Contemporaneous with the execution of the Merger Agreement, we entered into an agreement with SK Blue Holdings, Ltd., and Addivant USA Holdings Corp (collectively, "Addivant") that committed us to surrender our shares of Addivant preferred stock to Addivant along with a cash payment of $1 million in exchange for a modification of a non-compete agreement entered into in conjunction with the sale of our antioxidants business to Addivant in 2013. Reflecting the terms of this agreement, in the third quarter of 2016, we took a charge of $5 million which is included in merger and integration costs described below. The agreement with Addivant also provides for certain other changes to our continuing supply agreements with Addivant contingent upon the completion of the Merger.
During the third quarter of 2016, we recorded $11 million of merger and integration costs, which primarily are comprised of the legal and other fees associated with the signing of the Merger Agreement and the terms of the agreement with Addivant.
Chemtura AgroSolutions business divestiture
In November 2014, we sold our Chemtura AgroSolutions business to Platform Specialty Products Corporation ("Platform") under a Stock and Asset Purchase Agreement ("SAPA") for approximately $1 billion, consisting of $950 million in cash and 2 million shares of Platform's common stock. During 2015, we sold the 2 million shares of Platform common stock for net proceeds of $54 million. The purchase price was subject to customary post-closing adjustments, primarily for working capital which was settled during 2015.
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
The supply agreements with Platform are designed to recover the cash costs incurred to manufacture the products under the agreements. Accordingly, the supply agreements are considered below-market contracts for their full term. As of September 30, 2016, our Consolidated Balance Sheet included $155 million, which represents the remaining loss of profit, on a discounted basis, for these products over the remaining terms of the supply agreements, including contractual obligations to continue to supply for a period of up to 2 years after termination of the supply agreements.
The recognition of this obligation, along with the accretion of the obligation to its undiscounted value, has been and will continue to be recorded as net sales in the Agrochemical Manufacturing segment on a straight-line basis over the term of each supply agreement based on our estimate of the timing of shipments. The recognition of this obligation will not generate cash flows during the term of the supply agreements. As of September 30, 2016, the current and long-term portions of this obligation, on a discounted basis, were $38 million and $117 million, respectively.
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

Included in the loss on sale of business for the nine months ended September 30, 2015 are customary working capital and other adjustments and the sale of our wholly-owned subsidiary in Russia.
3)                         RESTRUCTURING ACTIVITIES
We recorded a pre-tax charge of $1 million during the quarter ended September 30, 2016 primarily for professional fees related to the closure of the West Lafayette, Indiana facility that was initiated in February 2015.

A summary of the changes in the liabilities established for restructuring programs during the nine months ended September 30, 2016 is as follows:

(In millions)	Severance and Related Costs
Balance at December 31, 2015	$3
2016 charge	1
Cash payments	(3)
Balance at September 30, 2016	$1

At September 30, 2016 and December 31, 2015, the balance of these reserves were included in accrued expenses in our Consolidated Balance Sheet.

4)                         INVENTORIES

(In millions)	September 30, 2016	December 31, 2015
Finished goods	$214	$209
Work in process	38	38
Raw materials and supplies	76	68
	$328	$315

Included in the above net inventory balances are inventory obsolescence reserves of approximately $12 million and $20 million at September 30, 2016 and December 31, 2015, respectively.

5)                         PROPERTY, PLANT AND EQUIPMENT

(In millions)	September 30, 2016	December 31, 2015
Land and improvements	$61	$63
Buildings and improvements	204	200
Machinery and equipment	1,256	1,201
Information systems equipment	161	161
Furniture, fixtures and other	19	19
Construction in progress	58	65
	1,759	1,709
Less: accumulated depreciation	1,094	1,046
	$665	$663

Depreciation expense was $19 million for the quarters ended September 30, 2016 and 2015 and $58 million and $61 million for the nine months ended September 30, 2016 and 2015, respectively. Depreciation expense included accelerated depreciation of certain fixed assets associated with our restructuring programs of $2 million for the nine months ended September 30, 2015.

6)                         GOODWILL AND INTANGIBLE ASSETS
Goodwill was $162 million and $166 million at September 30, 2016 and December 31, 2015, respectively. The decrease in goodwill since December 31, 2015 was due to foreign currency translation. The goodwill is allocated to the Industrial Performance Products segment.

Our intangible assets, excluding goodwill, consist of Patents, Trademarks, Customer Relationships and Other Intangibles. At September 30, 2016 and December 31, 2015, our net intangible assets were $81 million and $88 million, respectively. The decrease was primarily due to amortization expense. Amortization expense related to intangible assets was $2 million and $3 million for the quarters ended September 30, 2016 and 2015, respectively and $6 million and $9 million for the nine months ended September 30, 2016 and 2015, respectively.

7)                         DEBT
Our debt is comprised of the following:

(In millions)	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% Senior Notes due 2021	$445	$473	$444	$452
Term Loan due 2016	1	1	40	40
Other borrowings	33	33	27	27
Total Debt	479	507	511	519
Less: Other short-term borrowings	(12)		(6)
Less: Current portion of Term Loan	(1)		(40)
Total Long-term debt	$466		$465

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
Term Loan
In August 2010, we entered into a senior secured term loan facility due August 2016 (the "Term Loan") with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  Repayments were made on the Term Loan in 2013 and 2014 with proceeds from the 2021 Senior Notes offering, the cash proceeds from the sale of businesses and cash on hand. In May 2015, we made an additional repayment of $42 million. In June 2016, we made a payment of $39 million on the Term Loan leaving $1 million remaining outstanding at September 30, 2016.
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
Additionally, the Term Loan requires that we meet certain financial maintenance covenants including a maximum Secured Leverage Ratio (net of unrestricted cash, as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0. Additionally, the Term Loan contains a covenant related to the repayment of excess cash flow (as defined in the agreement). As of September 30, 2016, we were in compliance with the covenant requirements of the Term Loan.
In July 2016, we amended our Term Loan providing for a new $1 million term loan which was borrowed to refinance the remaining balance of the Term Loan.  The interest rate for the new term loan is identical to and maintains substantially identical collateral, covenants, events of default, representations and warranties and other terms as the original Term Loan, but with an extended maturity date to July 2017, a waiver of the prepayment requirements for proceeds of asset sales and annual excess cash flow, and a reduction of the annual administrative agency fee.
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
At September 30, 2016 and December 31, 2015, we had no borrowings under the 2018 ABL Facility. However, at September 30, 2016 and December 31, 2015 we had $12 million and $14 million, respectively, of outstanding letters of credit (primarily related to insurance and environmental obligations and banking credit facilities) which utilizes available capacity under the facility. At September 30, 2016 and December 31, 2015, we had approximately $164 million and $186 million, respectively, of undrawn availability under the 2018 ABL Facility.
Other Facilities
In December 2012, we entered into a CNY 250 million (approximately $40 million) 5 year secured credit facility available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch (the "ABC Bank").  The China Bank Facility has been used for funding construction of our manufacturing facility in Nantong, China and is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd.  The loans under the China Bank Facility bear interest at a rate determined from time to time by ABC Bank based on the prevailing People's Bank of

China Lending Rate. Repayments of principal are made in semi-annual installments from December 2014 through December 2017. In January 2015, we prepaid $15 million of the China Bank Facility with proceeds from the sale of our Chemtura AgroSolutions business. At September 30, 2016 and December 31, 2015, we had borrowings of $11 million under the China Bank Facility.

We have an uncommitted revolving facility with Bank of America, N.A., Shanghai Branch for supporting the general working capital requirements of our Chinese entities. The facility currently provides for borrowings of up to $10 million. The loans under the facility bear interest at a rate determined from time to time by the bank based on the prevailing People's Bank of China Lending Rate.  At September 30, 2016 and December 31, 2015, we had borrowings of $7 million and $1 million under the facility, respectively.

8)                         INCOME TAXES
We reported income tax expense of $17 million and $16 million for the quarters ended September 30, 2016 and 2015, respectively. We reported income tax expense of $15 million and $43 million for the nine months ended September 30, 2016 and 2015 respectively. The tax expense reported for the nine months ended September 30, 2016 reflected tax expense of $3 million, recorded in the third quarter of 2016, for an increase to the valuation allowance related to our state net operating loss deferred tax asset and a tax benefit of $33 million, recorded in the first quarter of 2016, related to the pension annuity transaction which was considered a discrete item for purposes of our interim tax provision.
We have net liabilities related to unrecognized tax benefits of $28 million and $27 million at September 30, 2016 and December 31, 2015, respectively. We believe it is reasonably possible that our unrecognized tax benefits will remain unchanged within the next 12 months.
9)                         ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss (“AOCL”), net of tax at September 30, 2016 and December 31, 2015, were as follows:

(in millions)	Foreign Currency Translation Adjustments	Unrecognized Pension and Other Post-Retirement Benefit Costs	Total
As of December 31, 2015	$(141)	$(321)	$(462)
Other comprehensive (loss) income before reclassifications	(6)	1	(5)
Amounts reclassified from AOCL	—	132	132
Net current period other comprehensive (loss) income	(6)	133	127
As of September 30, 2016	$(147)	$(188)	$(335)

The following table summarizes the reclassifications from AOCL to the Consolidated Statement of Operations for the quarters and nine months ended September 30, 2016 and 2015:

	Amount Reclassified from AOCL
	Quarters ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015	Affected line item in the consolidated statement of operations
Foreign currency translation items:
Loss on sale of business (a)	$—	$—	$—	$(5)	Loss on sale of business
Net of tax	—	—	—	(5)
Defined benefit pension plan items:
Amortization of prior-service costs (b)	2	1	4	3	Primarily SG&A
Amortization of actuarial losses (b)	(3)	(4)	(8)	(15)	Primarily SG&A
Pension settlement loss	—	—	(162)	—	Pension settlement
Total before tax	(1)	(3)	(166)	(12)
Total tax	—	3	34	4	Income tax expense
Net of tax	(1)	—	(132)	(8)
Sale of available for sale securities:
Gain on sale of Platform stock	—	—	—	2	Other (expense) income, net
Total tax	—	—	—	(1)	Income tax expense
Net of tax	—	—	—	1
Total reclassifications	$(1)	$—	$(132)	$(12)

(a) Represents the release of the cumulative translation adjustment of our subsidiary in Russia as part of the sale of our Chemtura AgroSolutions business.
(b) These items are included in the computation of net periodic benefit pension cost (see Note 12 - Pension and Other Post-Retirement Benefit Plans for additional information).
10)                         COMMON SHARES
The computation of basic earnings per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings per common share is based on the weighted average number of common and common share equivalents outstanding. The computation of diluted earnings per common share equals the basic earnings per common share for the nine months ended September 30, 2016, since the common stock equivalents were anti-dilutive as a result of a loss from continuing operations. Common stock equivalents amounted to 0.8 million shares for the nine months ended September 30, 2016.
The following is a reconciliation of the shares used in the computation of earnings per share:

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2016	2015	2016	2015
Weighted average shares outstanding - Basic	63.0	67.5	64.1	68.0
Dilutive effect of common share equivalents	0.9	0.8	—	0.8
Weighted average shares outstanding - Diluted	63.9	68.3	64.1	68.8

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
During the nine months ended September 30, 2016, we repurchased 4.5 million shares of our common stock at a cost of $116 million. As of September 30, 2016, $54 million remained under our share repurchase program.
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

We do not currently anticipate undertaking further repurchases in light of our Merger Agreement with Lanxess.

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
Share-based compensation expense was $3 million for the quarters ended September 30, 2016 and 2015 and $9 million for the nine months ended September 30, 2016 and 2015. Stock-based compensation expense was primarily reported in SG&A.
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
Total remaining unrecognized compensation expense associated with all unvested time-based RSUs and performance shares at September 30, 2016 was $13 million, which will be recognized over the weighted average period of approximately 2 years.

Contingent upon the closing of the Merger, all remaining RSUs and performance shares outstanding at that time will be converted into cash awards and will continue to vest according to our current long-term incentive award plans.

12)                  PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Components of our defined benefit plans net periodic benefit (credit) cost for the quarters and nine months ended September 30, 2016 and 2015 are as follows:

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Quarters ended September 30,		Quarters ended September 30,		Quarters ended September 30,
(In millions)	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	2	6	4	4	1	1
Expected return on plan assets	(4)	(9)	(5)	(5)	—	—
Amortization of prior service cost	—	—	—	—	(2)	(1)
Amortization of actuarial losses	1	3	1	1	1	—
Net periodic benefit cost	$(1)	$—	$1	$1	$—	$—

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
(In millions)	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$2	$2	$—	$—
Interest cost	9	18	12	13	3	3
Expected return on plan assets	(16)	(29)	(15)	(17)	—	—
Amortization of prior service cost	—	—	—	—	(4)	(3)
Amortization of actuarial losses	3	10	3	4	2	1
Settlement loss recognized	162	—	—	—	—	—
Net periodic benefit cost	$158	$(1)	$2	$2	$1	$1

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

As noted above, we contributed a total of $35 million to our US qualified pension plans in the first quarter of 2016. We also contributed $2 million to our US non-qualified pension plans and $15 million to our international pension plans in the nine months ended September 30, 2016.  Contributions to post-retirement health care plans in the nine months ended September 30, 2016 were $5 million.

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
The total amount accrued for environmental liabilities as of September 30, 2016 and December 31, 2015 was $63 million.  At September 30, 2016 and December 31, 2015, $16 million of these environmental liabilities were reflected as accrued expenses and $47 million were reflected as other liabilities.  We estimate that ongoing environmental liabilities could range up to $71 million at September 30, 2016.  Our accruals for environmental liabilities include estimates for determinable clean-up costs.  We recorded pre-tax charges of $5 million for the nine months ended September 30, 2016 and made payments of $7 million during the nine months ended September 30, 2016 for clean-up costs, which reduced our environmental liabilities.  At certain sites, we have contractual agreements with certain other parties to share remediation costs.  As of September 30, 2016, no receivables are outstanding related to these agreements.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.  We intend to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  However, the final cost of clean-up at these sites could exceed our present estimates, and could have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations, or cash flows.  Our estimates for environmental remediation liabilities may change in the future as the extent of contamination is further investigated, should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites are finalized.
Other
We are routinely subject to civil claims, litigations, arbitrations, and regulatory investigations arising in the ordinary course of our business, as well as in respect of our divested businesses.  Some of these claims and litigations relate to product liability claims, including claims related to our current and historical products of our corporate affiliates and predecessors.
Guarantees
In addition to the letters of credit of $12 million and $14 million, respectively, outstanding at September 30, 2016 and December 31, 2015, we have guarantees that have been provided to various financial institutions.  At September 30, 2016 and December 31, 2015, we had $6 million of outstanding guarantees, respectively.  The letters of credit and guarantees were primarily related to liabilities for insurance and environmental obligations, banking and credit facilities, vendor deposits and European value added tax (“VAT”) obligations.
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

14)                  BUSINESS SEGMENT DATA
We evaluate a segment’s performance based on several factors, of which the primary factor is operating income (loss).  In computing operating income (loss) by segment, the following items have not been deducted:  (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs; (4) merger and integration costs; (5) gain or loss on sale of business; (6) impairment charges; and (7) pension settlement charge. Pursuant to ASC Topic 280, Segment Reporting (“ASC 280”), these items have been excluded from our reporting segment presentation of operating income (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.
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
Corporate and Other Charges
Corporate includes costs and expenses that are of a general corporate nature or managed on a corporate basis.  These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization.  Functional costs are allocated between the business segments and general corporate expense. Facility closures, severance and related costs are primarily for severance costs related to our cost savings initiatives. Merger and integration costs primarily are comprised of legal and other fees associated with the signing of the Merger Agreement with Lanxess and the charge related to the modification of the non-compete agreement with Addivant. The loss on sale of business primarily represents the settlement of working capital and other adjustments which occurred in 2015 related to the sale of our Chemtura AgroSolutions business in 2014. The pension settlement related to the transfer of certain pension benefit obligations to Voya which occurred in the first quarter of 2016.

A summary of business data for our reportable segments for the quarters and nine months ended September 30, 2016 and 2015 are as follows:

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2016	2015	2016	2015
Net Sales
Petroleum additives	$140	$156	$445	$473
Urethanes	63	70	190	215
Industrial Performance Products	203	226	635	688
Bromine based & related products	142	144	425	441
Organometallics	42	37	122	112
Industrial Engineered Products	184	181	547	553
Agrochemical Manufacturing	27	37	87	105
Total net sales	$414	$444	$1,269	$1,346

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2016	2015	2016	2015
Operating Income
Industrial Performance Products	$41	$37	$122	$111
Industrial Engineered Products	28	24	71	41
Agrochemical Manufacturing	9	9	28	27
	78	70	221	179
General corporate expense, including amortization	(14)	(15)	(40)	(47)
Facility closures, severance and related costs	(1)	(1)	(1)	(2)
Merger and integration costs	(11)	—	(11)	—
Loss on sale of business	(1)	(1)	(1)	(4)
Impairment charges	—	—	(1)	—
Pension settlement	—	—	(162)	—
Total operating income	$51	$53	$5	$126

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
Condensed Consolidating Statement of Operations
Quarter ended September 30, 2016
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$414	$(317)	$263	$85	$383
Cost of goods sold	289	(317)	186	80	340
Selling, general and administrative	35	—	22	2	11
Depreciation and amortization	21	—	5	7	9
Research and development	5	—	4	—	1
Facility closures, severance and related costs	1	—	—	1	—
Merger and integration costs	11	—	11	—	—
Loss on sale of business	1	—	—	—	1
Operating income (loss)	51	—	35	(5)	21
Interest expense	(8)	—	(9)	—	1
Other (expense) income, net	(1)	—	(2)	—	1
Equity in net earnings of subsidiaries	—	(8)	8	—	—
Earnings (loss) before income taxes	42	(8)	32	(5)	23
Income tax expense	(17)	—	(7)	(1)	(9)
Net earnings (loss)	$25	$(8)	$25	$(6)	$14

Condensed Consolidating Statement of Operations
Nine months ended September 30, 2016
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,269	$(979)	$807	$268	$1,173
Cost of goods sold	904	(979)	614	222	1,047
Selling, general and administrative	105	—	66	6	33
Depreciation and amortization	64	—	16	21	27
Research and development	15	—	10	1	4
Facility closures, severance and related costs	1	—	—	1	—
Merger and integration costs	11	—	11	—	—
Loss on sale of business	1	—	—	—	1
Impairment charges	1	—	—	1	—
Pension settlement	162	—	162	—	—
Operating income (loss)	5	—	(72)	16	61
Interest expense	(24)	—	(25)	—	1
Other (expense) income, net	(3)	—	(13)	7	3
Equity in net earnings of subsidiaries	—	(66)	66	—	—
(Loss) earnings before income taxes	(22)	(66)	(44)	23	65
Income tax (expense) benefit	(15)	—	7	(2)	(20)
Net (loss) earnings	$(37)	$(66)	$(37)	$21	$45

Condensed Consolidating Statement of Comprehensive Income (Loss)
Quarter ended September 30, 2016
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings (loss)	$25	$(8)	$25	$(6)	$14
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(3)	—	2	—	(5)
Pension and other post-retirement benefit costs	1	—	—	—	1
Comprehensive income (loss)	$23	$(8)	$27	$(6)	$10

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine months ended September 30, 2016
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net (loss) earnings	$(37)	$(66)	$(37)	$21	$45
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(6)	—	5	—	(11)
Pension and other post-retirement benefit costs	133	—	131	—	2
Comprehensive income (loss)	$90	$(66)	$99	$21	$36

Condensed Consolidating Balance Sheet
As of September 30, 2016
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$883	$—	$272	$94	$517
Intercompany receivables	—	(1,587)	527	238	822
Investment in subsidiaries	—	(4,772)	831	1,132	2,809
Property, plant and equipment	665	—	112	227	326
Goodwill	162	—	93	3	66
Other assets	516	—	402	26	88
Total assets	$2,226	$(6,359)	$2,237	$1,720	$4,628
LIABILITIES AND EQUITY
Current liabilities	$319	$—	$143	$33	$143
Intercompany payables	—	(1,587)	406	475	706
Long-term debt	466	—	456	—	10
Other long-term liabilities	457	—	248	71	138
Total liabilities	1,242	(1,587)	1,253	579	997
Total equity	984	(4,772)	984	1,141	3,631
Total liabilities and equity	$2,226	$(6,359)	$2,237	$1,720	$4,628

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2016
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(37)	$(66)	$(37)	$21	$45
Adjustments to reconcile net (loss) earnings to net cash provided by operations:
Loss on sale of business	1	—	—	—	1
Merger and integration costs	4	—	4	—	—
Below market contract obligation	(29)	—	(27)	—	(2)
Pension settlement	162	—	162	—	—
Depreciation and amortization	64	—	16	21	27
Share-based compensation expense	9	—	9	—	—
Other non-cash transactions	1	—	—	1	—
Changes in assets and liabilities, net	(88)	66	(95)	(15)	(44)
Net cash provided by operations	87	—	32	28	27
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(62)	—	(12)	(28)	(22)
Net cash used in investing activities	(62)	—	(12)	(28)	(22)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long term debt	(41)	—	(40)	—	(1)
Proceeds from short-term borrowings, net	6	—	—	—	6
Common shares acquired	(116)	—	(116)	—	—
Net cash (used in) provided by financing activities	(151)	—	(156)	—	5
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	5	—	—	—	5
Change in cash and cash equivalents	(121)	—	(136)	—	15
Cash and cash equivalents at beginning of period	323	—	171	—	152
Cash and cash equivalents at end of period	$202	$—	$35	$—	$167

Condensed Consolidating Statement of Operations
Quarter ended September 30, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$444	$(314)	$289	$90	$379
Cost of goods sold	327	(314)	226	72	343
Selling, general and administrative	36	—	22	3	11
Depreciation and amortization	22	—	5	8	9
Research and development	4	—	2	1	1
Facility closures, severance and related costs	1	—	—	1	—
Loss on sale of business	1	—	1	—	—
Operating income	53	—	33	5	15
Interest expense	(7)	—	(8)	—	1
Other income (expense), net	1	—	(5)	—	6
Equity in net earnings of subsidiaries	—	(20)	20	—	—
Earnings before income taxes	47	(20)	40	5	22
Income tax (expense) benefit	(16)	—	(9)	2	(9)
Net earnings	$31	$(20)	$31	$7	$13

Condensed Consolidating Statement of Operations
Nine months ended September 30, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,346	$(1,013)	$882	$297	$1,180
Cost of goods sold	1,017	(1,013)	731	232	1,067
Selling, general and administrative	113	—	71	9	33
Depreciation and amortization	70	—	16	28	26
Research and development	15	—	8	3	4
Facility closures, severance and related costs	2	—	—	3	(1)
Loss (gain) on sale of business	4	—	13	—	(9)
Equity income	(1)	—	(1)	—	—
Operating income	126	—	44	22	60
Interest expense	(23)	—	(25)	—	2
Other income, net	10	—	4	2	4
Equity in net earnings of subsidiaries	—	(65)	65	—	—
Earnings before income taxes	113	(65)	88	24	66
Income tax (expense) benefit	(43)	—	(18)	2	(27)
Net earnings	$70	$(65)	$70	$26	$39

Condensed Consolidating Statement of Comprehensive Income (Loss)
Quarter ended September 30, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$31	$(20)	$31	$7	$13
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(21)	—	4	—	(25)
Pension and other post-retirement benefit costs	(2)	—	(3)	—	1
Comprehensive income (loss)	$8	$(20)	$32	$7	$(11)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine months ended September 30, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$70	$(65)	$70	$26	$39
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(39)	—	15	—	(54)
Pension and other post-retirement benefit costs	1	—	(2)	—	3
Unrealized gain on available for sale securities	5	—	5	—	—
Comprehensive income (loss)	$37	$(65)	$88	$26	$(12)

Condensed Consolidating Balance Sheet
As of December 31, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$978	$—	$402	$108	$468
Intercompany receivables	—	(1,610)	541	223	846
Investment in subsidiaries	—	(4,799)	782	1,135	2,882
Property, plant and equipment	663	—	112	221	330
Goodwill	166	—	93	3	70
Other assets	553	—	440	29	84
Total assets	$2,360	$(6,409)	$2,370	$1,719	$4,680
LIABILITIES AND EQUITY
Current liabilities	$361	$—	$180	$41	$140
Intercompany payables	—	(1,610)	407	488	715
Long-term debt	465	—	455	—	10
Other long-term liabilities	532	—	326	71	135
Total liabilities	1,358	(1,610)	1,368	600	1,000
Total equity	1,002	(4,799)	1,002	1,119	3,680
Total liabilities and equity	$2,360	$(6,409)	$2,370	$1,719	$4,680

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$70	$(65)	$70	$26	$39
Adjustments to reconcile net earnings to net cash provided by operations:
Loss (gain) on sale of business	4	—	13	—	(9)
Below market contract obligation	(29)	—	(27)	—	(2)
Depreciation and amortization	70	—	16	28	26
Share-based compensation expense	9	—	9	—	—
Changes in assets and liabilities, net	(7)	65	(46)	(31)	5
Net cash provided by operations	117	—	35	23	59
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	3	—	4	—	(1)
Sale of Platform Specialty Products Corporation shares	54	—	54	—	—
Capital expenditures	(53)	—	(9)	(23)	(21)
Net cash provided by (used in) investing activities	4	—	49	(23)	(22)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long term debt	(59)	—	(43)	—	(16)
Common shares acquired	(140)	—	(140)	—	—
Proceeds from exercise of stock options	13	—	13	—	—
Net cash used in financing activities	(186)	—	(170)	—	(16)
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(10)	—	—	—	(10)
Change in cash and cash equivalents	(75)	—	(86)	—	11
Cash and cash equivalents at beginning of period	392	—	227	—	165
Cash and cash equivalents at end of period	$317	$—	$141	$—	$176

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q.
PENDING MERGER TRANSACTION WITH LANXESS
On September 25, 2016, we entered into an agreement and plan of merger (the "Merger Agreement") with Lanxess Deutschland GmbH, a limited liability company under the laws of Germany ("Lanxess"), and LANXESS Additives Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Lanxess ("Merger Subsidiary"). Upon the terms, and subject to the conditions set forth in the Merger Agreement, Merger Subsidiary will merge with and into Chemtura (the "Merger"), with Chemtura surviving the merger in an all-cash transaction in which Chemtura stockholders will receive $33.50 in cash, without interest, per share of Chemtura common stock, which represented an 18.9% premium to the stock’s closing share price of $28.18 on September 23, 2016, the last trading day prior to the announcement of the Merger.
The Merger is subject to customary closing conditions. Assuming timely satisfaction of the necessary closing conditions, we currently expect the Merger to close in mid-2017.
Contemporaneous with the execution of the Merger Agreement, we entered into an agreement with SK Blue Holdings, Ltd., and Addivant USA Holdings Corp (collectively, "Addivant") that committed us to surrender our shares of Addivant preferred stock to Addivant along with a cash payment of $1 million in exchange for a modification of a non-compete agreement entered into in conjunction with the sale of our antioxidants business to Addivant in 2013. Reflecting the terms of this agreement, in the third quarter of 2016, we took a charge of $5 million which is included in merger and integration costs described below. The agreement with Addivant also provides for certain other changes to our continuing supply agreements with Addivant contingent upon the completion of the Merger.
For further discussion of the Merger, see Note 2 — Merger and Divestitures in our Notes to Consolidated Financial Statements.
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
This Report contains forward-looking statements based on management’s current expectations, estimates and projections. All statements that address expectations or projections about the future, including our actions that will drive earnings growth, demand for our products and expectations for growth and cost savings are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions and other factors, some of which are beyond our control and difficult to predict. If known or unknown risks materialize, or should underlying assumptions prove inaccurate, our actual results could differ materially from past results and from those expressed in forward-looking statements. Important factors that could cause our results to differ materially from those expressed in forward-looking statements include, but are not limited to, economic, business, competitive, political, regulatory, legal and governmental conditions in the countries and regions in which we operate. These factors and others are discussed more fully in the reports we file with the Securities and Exchange Commission, particularly our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K"). We assume no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws. Changes to risk factors in the quarter ended September 30, 2016 are set forth below:

•
the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement, including a termination of the Merger Agreement under circumstances that could require Chemtura to pay a termination fee;

•	the failure to receive, on a timely basis or otherwise, the required approvals by Chemtura stockholders and government or regulatory agencies with regard to the Merger Agreement;

•	the risk that a closing condition to the Merger Agreement may not be satisfied;

•	Chemtura’s and Lanxess’ ability to complete the proposed Merger on a timely basis or at all;

•	the failure of the Merger to be completed on a timely basis or at all for any other reason;

•	the risks that Chemtura’s business may suffer as a result of uncertainties surrounding the Merger or if the Merger is not completed;

•	the ability of Chemtura to retain and hire key personnel and maintain relationships with customers, suppliers and other business partners pending the consummation of the Merger;

•	the possibility of disruption to Chemtura’s business from the proposed Merger, including increased costs and diversion of management time and resources; and

•	limitations placed on Chemtura’s ability to operate its business under the Merger Agreement.

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
The primary economic factors that influence the operations and net sales of our Industrial Performance Products (“Industrial Performance”) and Industrial Engineered Products (“Industrial Engineered”) segments (collectively referred to as “Industrials”) are demand conditions in industrial, electronics, energy, residential and commercial construction, and transportation markets. Other factors affecting our financial performance include industry capacity, customer demand, raw material and energy costs, and sales prices. Sales prices are heavily influenced by the global demand and supply for the products we produce and competitor behavior. We pursue sales prices that reflect the value of our products delivered to our customers, while seeking to pass on higher costs for raw material and energy to preserve our profit margins.
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
THIRD QUARTER RESULTS
Overview
Consolidated net sales for the third quarter of 2016 were $414 million or $30 million lower than the third quarter of 2015 due to lower sales volume and unfavorable product mix of $24 million and lower selling prices of $7 million, partially offset by favorable foreign currency translation of $1 million. Volume improvements in our Industrial Engineered segment, which were primarily driven by improvements in our polymerization co-catalysts and tin specialty compounds, Emerald Innovation 3000TM and the return of bromine sales to normalized levels in 2016 after the strike at a supplier in 2015, were partly offset by volume declines related to weak demand for clear brine fluids used in offshore deep oil well drilling applications and the timing of sales under certain supply agreements. However, in our Industrial Performance segment, volume was the same as the comparable period in 2015 as declines in certain product lines were completely offset by improvements in others. Demand for certain synthetic lubricants, basestock products, intermediates and urethane products used in mining and gas applications were lower but offset by a temporary increase in inhibitors volume as one of our Asian competitor's plants was shutdown in the third quarter of 2016 and we were able to fill the market demand. Sales price declines were primarily driven by our Industrial Performance segment where we continued to pass along the benefit of lower raw material costs to our customers under formula-based pricing arrangements coupled with lower prices for our urethane products used in the mining and gas industries due to the weak market demand. Our Agrochemical Manufacturing segment reported lower net sales which is entirely due to the migration from a supply agreement to a tolling agreement in Brazil. While there is no impact on gross profit, the change resulted in a reduction in both net sales and cost of sales as we no longer purchase or sell the raw material component of the products as part of the tolling arrangement.

Gross profit for the third quarter of 2016 was $125 million, an increase of $8 million compared with the third quarter of 2015.  Gross profit as a percentage of net sales increased to 30% for the third quarter of 2016 compared with 26% for the third quarter of 2015.  The increase in gross profit was primarily due to lower costs for raw materials offset in part by lower sales prices discussed above. Gross profit also benefited from favorable manufacturing variances associated with increased production for certain products in our Industrial Engineered segment.
Selling, general and administrative (“SG&A”) expenses of $35 million were $1 million lower than the third quarter of 2015 primarily the result of a gain of $2 million related to the sale of a non-operating site offset by higher charges related to employee incentive accruals.
Merger and integration costs reported for the third quarter of 2016 were $11 million which primarily are comprised of legal and other fees associated with the signing of the Merger Agreement with Lanxess. Additionally, included in these costs is a charge related to the commitment to surrender our Addivant preferred shares along with a cash payment of $1 million related to a modification of a non-compete agreement entered into in conjunction with the sale of our antioxidants business to Addivant in 2013, which was modified contemporaneously with the signing of our agreement with Lanxess.
Other Non-Operating Income and Expense
Interest expense of $8 million during the third quarter of 2016 was slightly higher than the third quarter of 2015. The increase was primarily due to higher capitalized interest during the third quarter of 2015 related to capital projects.
Other expense, net was $1 million in the third quarter of 2016 compared with other income, net of $1 million in the third quarter of 2015. Other (expense) income, net primarily reflected realized and unrealized foreign exchange gains or losses.
Income tax expense reported for the third quarter of 2016 was $17 million compared with $16 million in the third quarter of 2015.
Net earnings for the third quarter of 2016 were $25 million, or $0.39 per diluted share, as compared with $31 million, or $0.45 per diluted share, for the third quarter of 2015.
The following tables describe the major factors impacting net sales and operating income for each of our segments:

Net Sales (in millions)	Industrial Performance Products	Industrial Engineered Products	Agrochemical Manufacturing	Total
Quarter Ended September 30, 2015	$226	$181	$37	$444
Changes in selling prices	(7)	—	—	(7)
Unit volume and mix	(16)	2	(10)	(24)
Foreign currency	—	1	—	1
Quarter Ended September 30, 2016	$203	$184	$27	$414

Operating Income (in millions)	Industrial Performance Products	Industrial Engineered Products	Agrochemical Manufacturing	General corporate expense	Other charges (b)	Total
Quarter Ended September 30, 2015	$37	$24	$9	$(15)	$(2)	$53
Price over raw materials (a)	4	3	—	—	—	7
Unit volume and mix	—	(1)	—	—	—	(1)
Foreign currency	—	1	—	—	—	1
Distribution cost	1	—	—	—	—	1
Depreciation and amortization expense	—	—	—	1	—	1
Merger and integration costs	—	—	—	—	(11)	(11)
SG&A and other	(1)	1	—	—	—	—
Quarter Ended September 30, 2016	$41	$28	$9	$(14)	$(13)	$51

(a)
"Price over raw materials" is the sum of the net changes in selling prices and the net changes in raw material costs between the two periods. As the reduction in the costs of certain raw materials result in certain circumstances in reductions in selling prices under certain agreements, the change in selling prices net of changes in raw material costs provides a better measure of the impact of selling price changes on our profitability.

(b)	Includes facility closures, severance and related costs, merger and integration costs and loss on sale of business.

The following is a discussion of the operating results of our segments for the third quarter ended September 30, 2016.
Industrial Performance Products
Our Industrial Performance segment reported lower net sales and higher operating income for the third quarter of 2016 compared with the same quarter of 2015.
Net sales for the third quarter of 2016 reflected a reduction in both volume and sales prices. Both our petroleum additive and urethane products were impacted by the lower volumes. Our petroleum additive products experienced a weaker demand for certain synthetic lubricants and base stock products as well as other intermediate products which was partially offset by higher volume for our inhibitor and detergent products. Our inhibitor and intermediate products benefited from the market tightness which was associated with the temporary shutdown of one of our Asian competitor’s plants. Volume for our urethane products, primarily those used in mining and oil and gas applications, were impacted by lower market demand as a result of the fall in oil prices, slower economic growth and lower commodity prices. Sales prices continued to decline from the comparative quarter as we passed along the benefit of raw material cost reductions to our customers, including as required under formula-based contract pricing agreements.
Operating income reflected favorable product mix despite the lower volume, favorable price-over-raws and lower distribution expense partially offset with higher SG&A expense and unfavorable manufacturing variances. Additionally, the third quarter of 2016 reflected lower charges associated with inventory adjustments than in the third quarter of 2015.

Industrial Engineered Products
Our Industrial Engineered segment recorded higher net sales and operating income for the third quarter of 2016 compared with the same quarter of 2015.
Our Industrial Engineered segment reported higher net sales as a result of an overall improvement in volume and product mix and the favorable effects of foreign currency translation. Volume improvements in our organometallic products reflected the benefit of the growth in our customer base and our bromine and bromine-based products' volume returned to normalized levels. In 2015, our ability to obtain bromine was restricted due to a strike at one of our suppliers resulting in the lower sales volumes in that period. The impact of these volume gains was minimized by the decline in demand for clear brine fluids used in offshore deep oil well drilling applications we have seen in 2016 as a result of global macro conditions related to oil as well as the timing of sales of industrial water treatment products under certain supply agreements. Overall sales prices remained flat as some modest increase in our tin specialty products and our Emerald Innovation 3000TM was offset by slightly weaker pricing in products used in electric and electronic applications as well as for clear brine fluid products.
Operating income reflected the benefit of net favorable sales prices over the cost of raw materials and favorable manufacturing variances driven by strong production of our Emerald Innovation 3000TM and organometallic products coupled with lower SG&A which is the result of cost reduction actions we took in 2015. These benefits were reduced by a charge of $2 million in the third quarter of 2016 related to the return of certain inventory.

Agrochemical Manufacturing
The Agrochemical Manufacturing segment reported lower net sales while operating income was flat compared with the third quarter of 2015.
The decrease in net sales was attributable to a change from a supply agreement to a tolling agreement in Brazil which began in the second quarter of 2016. The change to a tolling agreement does not impact our gross margin, as the agreement continues to only reimburse costs incurred. However, subsequent to the change we no longer purchase or sell the raw material component of the products produced which has impacted net sales and cost of sales by similar amounts. The results for the third quarters of 2016 and 2015 included $10 million in net sales and operating profit related to the non-cash amortization, net of accretion, of a below-market contract obligation that was recorded as part of the Chemtura AgroSolutions divestiture in 2014.
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
Corporate expense was $14 million in the third quarter of 2016, which included amortization and depreciation expense of $2 million.  In comparison, corporate expense was $15 million in the third quarter of 2015, which included amortization and depreciation expense of $3 million. The decrease is primarily related to a reduction in amortization expense, a $2 million gain on the sale of a non-operating site offset by increased charges for employee incentive plan and environmental accruals and legal expenses.
YEAR TO DATE RESULTS
Overview
Consolidated net sales for the nine months ended September 30, 2016 were $1,269 million or $77 million lower than the nine months ended September 30, 2015 due to lower sales volume and unfavorable product mix of $57 million and lower selling prices of $20 million. The decrease in sales prices was in our Industrial Performance segment where we lowered sales prices for our petroleum additive products as we passed along the benefit of raw material cost reductions to our customers as required under formula-based contract pricing agreements coupled with reduced prices for urethane products used in mining and gas applications due to weak market conditions. Our Industrial Engineered segment partly offset those declines by improved pricing for our Emerald Innovation 3000TM products and other products used in electric and electronic applications. Unfavorable volume impacted all our segments. Industrial Performance continued to report lower volumes for urethane products used in the mining and gas applications as a result of the weak market conditions and petroleum additive products reported overall growth in volumes for our additive and intermediate products but those gains were offset by a combination of lower volume and unfavorable mix for certain synthetic lubricants and base stocks. Our Industrial Engineered segment reflected the impact of lower volume of clear brine fluids used in offshore deep oil well drilling coupled with lower volumes related to the termination of certain supply agreements due to our choice to exit the Adrian, MI facility in June 2015 and the timing of orders for our industrial water treatment products. Strong sales of Emerald Innovation 3000TM, the return of our bromine sales to levels prior to the strike at a supplier in 2015 and improved volumes in our organometallic products offset these volume declines. Our Agrochemical Manufacturing segment showed volume declines that were the result of changing from a supply agreement to a tolling agreement at our Brazil location. This impacted net sales for the value of the raw material component that is no longer purchased or sold by us as required under the tolling arrangement.
Gross profit for the nine months ended September 30, 2016 was $365 million, an increase of $36 million compared with the nine months ended September 30, 2015.  Gross profit as a percentage of net sales increased to 29% for the nine months ended September 30, 2016 compared with 24% for the nine months ended September 30, 2015.  The increase in gross profit was primarily due to lower raw material and distribution costs, favorable manufacturing absorption variances primarily for our Emerald Innovation 3000™ and organometallic products, overall favorable product mix and the favorable effect of foreign currency exchange translation offset in part by the effect of lower sales prices.
SG&A expenses of $105 million were $8 million lower than the nine months ended September 30, 2015. The reduction is related to lower pension expense, lower facility costs as a result of closures we made in 2015 and lower costs associated with strategic cost reduction initiatives which were completed in 2015. Additionally, in the first nine months of 2016, we recognized income of approximately $2 million on a technology license, a $2 million charge related to the resolution of a disputed multi-year state excise tax matter and a $2 million gain on the sale of a non-operating site which was offset by the absence of a $2 million gain on a property sale which occurred in 2015.
Merger and integration costs reported for the nine months ended September 30, 2016 were $11 million which primarily are comprised of legal and other fees associated with the signing of the agreement with Lanxess. Additionally, included in these costs is a charge related to the commitment to surrender our Addivant preferred shares along with a cash payment of $1 million related to a modification of a non-compete agreement entered into in conjunction with the sale of our antioxidants business to Addivant in 2013, which was modified contemporaneously with the signing of our Merger Agreement with Lanxess.
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
Other Non-Operating Income and Expense

Interest expense was $24 million during the nine months ended September 30, 2016 which increased slightly from the nine months ended September 30, 2015. The increase was primarily due to higher capitalized interest during the nine months ended September 30, 2015 related to capital projects.
Other expense, net was $3 million in the nine months ended September 30, 2016 compared with other income, net of $10 million in the nine months ended September 30, 2015. Other (expense) income, net primarily reflected realized and unrealized foreign exchange gains or losses. The net other income for the nine months ended September 30, 2015 reflected the significant weakening of foreign currencies against the U.S. dollar that began in late 2014.
Income tax expense reported for the nine months ended September 30, 2016 was $15 million compared with $43 million in the nine months ended September 30, 2015. The tax expense reported for the nine months ended September 30, 2016 reflected tax expense of $3 million, recorded in the third quarter of 2016, for an increase to the valuation allowance related to our state net operating loss deferred tax asset and a tax benefit of $33 million, recorded in the first quarter of 2016, that related to the pension annuity transaction which was considered a discrete item for purposes of our interim tax provision.
Net loss for the nine months ended September 30, 2016 was $37 million, or $0.58 per diluted share, as compared with net earnings of $70 million, or $1.02 per diluted share, for the same period last year.
The following tables describe the major factors impacting net sales and operating income for each of our segments:

Net Sales (in millions)	Industrial Performance Products	Industrial Engineered Products	Agrochemical Manufacturing	Total
Nine months ended September 30, 2015	$688	$553	$105	$1,346
Changes in selling prices	(26)	6	—	(20)
Unit volume and mix	(26)	(13)	(18)	(57)
Foreign currency	(1)	1	—	—
Nine months ended September 30, 2016	$635	$547	$87	$1,269

Operating Income (Loss) (in millions)	Industrial Performance Products	Industrial Engineered Products	Agrochemical Manufacturing	General corporate expense	Other charges (b)	Total
Nine months ended September 30, 2015	$111	$41	$27	$(47)	$(6)	$126
Price over raw materials (a)	3	14	—	—	—	17
Unit volume and mix	3	(3)	1	—	—	1
Foreign currency	3	2	—	—	—	5
Manufacturing cost and absorption	3	10	—	—	—	13
Distribution cost	3	(1)	—	—	—	2
Depreciation and amortization expense	(1)	3	—	4	—	6
Facility closures, severance and related costs	—	—	—	—	1	1
Merger and integration costs	—	—	—	—	(11)	(11)
Sale of business	—	—	—	—	3	3
Impairment charges	—	—	—	—	(1)	(1)
Pension settlement	—	—	—	—	(162)	(162)
SG&A and other	(3)	5	—	3	—	5
Nine months ended September 30, 2016	$122	$71	$28	$(40)	$(176)	$5

(a)
"Price over raw materials" is the sum of the net changes in selling prices and the net changes in raw material costs between the two periods. As the reduction in the costs of certain raw materials result in certain circumstances in reductions in selling prices under certain agreements, the change in selling prices net of changes in raw material costs provides a better measure of the impact of selling price changes on our profitability.

(b)	Includes facility closures, severance and related costs, merger and integration costs, loss on sale of business, impairment charges and pension settlement.

The following is a discussion of the results of our segments for the nine month ended September 30, 2016.
Industrial Performance Products
Our Industrial Performance segment reported lower net sales and higher operating income for the nine months ended September 30, 2016 compared with the same period last year.
The decrease in net sales was primarily the result of lower sales prices and lower volume and product mix. The majority of the lower sales prices occurred in our petroleum additive products, the result of price reductions as we passed along the benefit of raw material costs reductions to our customers as required under formula-based contract pricing agreements. Our petroleum additive products reported overall growth in volumes for our additive and intermediate products but those gains were offset by a combination of lower volume and unfavorable product mix for certain synthetic lubricants and base stocks. Our inhibitor and intermediate products benefited from the market tightness that was the result of a temporary shutdown of one of our Asian competitor’s plants. The majority of the lower volume and unfavorable product mix was the result of the soft market demand for our urethane products used in mining and oil and gas applications. The softness in this market was also reflected in the lower sales prices for these products contributing to the overall lower sales prices in this segment.

Although we did not see improvement in net sales over the prior year, operating income benefited primarily from lower manufacturing and distribution costs, favorable product mix and the favorable impact of foreign currency exchange on our costs. Included in the nine months ended September 30, 2016 is the recognition of approximately $2 million in income on a technology license and a $2 million charge related to the resolution of a disputed multi-year state excise tax matter.

Industrial Engineered Products
Our Industrial Engineered segment recorded lower net sales and higher operating income for the nine months ended September 30, 2016 compared with the same period last year.
Net sales for our Industrial Engineered segment reflected overall increases in sales prices despite reductions in volume and unfavorable product mix. Sales price increases reflect market demand for our growth products such as Emerald Innovation 3000TM and stronger Asian bromine and bromine derivative sales prices. We saw a modest decline in sales pricing for our organometallic products as we implemented strategies in order to assist us with volume growth. Clear brine fluids used in offshore deep oil well drilling continue to be impacted by lower exploration activity due to the reduction in oil prices, which has unfavorably impacted both sales prices and volumes throughout 2016. The first half of the year reflected lower volumes related to the termination of certain supply agreements due to our choice to exit the Adrian, MI facility in June 2015 and the timing of orders for our industrial water treatment products. Strong sales of Emerald Innovation 3000TM, the return of our bromine sales to levels prior to the strike of our supplier in 2015 and improved volumes in our organometallic products, offset these volume declines. Favorable foreign currency exchange additionally contributed to offset the volume and mix declines.
Despite lower net sales, our Industrial Engineered segment reported a $30 million increase in operating income. The effect of volume declines on operating income were more than offset by the benefit of increased sales prices, lower raw material costs and favorable manufacturing absorption variances, primarily related to increased production for Emerald Innovation 3000TM and organometallic products offset by a charge of $2 million in the third quarter of 2016 related to the return of certain inventory. Operating income in 2016 also benefited from a reduction in SG&A, in part due to our cost reduction actions in 2015.

Agrochemical Manufacturing
The Agrochemical Manufacturing segment reported lower net sales and slightly higher operating income for the nine months ended September 30, 2016 compared with the same period last year.
The decrease in net sales is primarily the result of a change from a supply agreement to a tolling agreement in Brazil which occurred in the second quarter of 2016. The change to a tolling agreement does not impact our gross margin, as the agreement continues to only reimburse costs incurred. However, subsequent to the change we no longer purchase or sell the raw material component of the products produced which has impacted net sales and cost of sales by similar amounts. The results for the nine months ended September 30, 2016 and 2015 included $29 million in net sales and operating profit related to the non-cash amortization, net of accretion, of a below-market contract obligation that was recorded as part of the Chemtura AgroSolutions divestiture in 2014.
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
Corporate expense was $40 million in the nine months ended September 30, 2016 which included amortization and depreciation expense of $7 million. In comparison, corporate expense was $47 million in the nine months ended September 30, 2015, which included amortization and depreciation expense of $11 million. Corporate expense in 2015 included a gain on the sale of a former facility in the United States which was offset by a gain on the sale of a non-operating site in the third quarter of 2016. Corporate expense in 2016 was favorably impacted by lower accruals for environmental obligations, lower amortization, and lower pension and other post-retirement obligation expense and a reduction in functional spending.
LIQUIDITY AND CAPITAL RESOURCES
We believe that our cash flows from operations, borrowing capacity under our U.S. and international credit facilities and our current cash and cash equivalents provide sufficient liquidity to maintain our current operations and capital expenditure requirements, service our debt and pursue other strategic initiatives.
The following is a discussion of significant factors affecting our liquidity and use of capital resources.
Financing Facilities
Our financing facilities are comprised of public debt, several loans and a revolving line of credit.
Senior Notes
In July 2013, we issued in a registered public offering $450 million of 5.75% Senior Notes due 2021 (the "2021 Senior Notes"). As of September 30, 2016, $450 million remained outstanding.
Loans
In August 2010, we entered into a Term Loan due August 2016 with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1% (the "Term Loan").  Repayments were made on the Term Loan with proceeds from the 2021 Senior Notes offering, sale of businesses and cash on hand. In July 2016, we amended our Term Loan providing for a new $1 million term loan which was borrowed to refinance the existing Term Loan.  The interest rate for the new term loan is identical to and maintains substantially identical collateral, covenants, events of default, representations and warranties and other terms as the original Term Loan, but with an extended maturity date to July 2017, a waiver of the prepayment requirements for proceeds of asset sales and annual excess cash flow, and a reduction of the annual administrative agency fee. As of September 30, 2016, $1 million remained outstanding.
We maintain a 5 year secured credit facility of CNY 250 million (approximately $40 million) available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch.  The China Bank Facility has been used for funding construction of our manufacturing facility in Nantong, China and is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd. Repayments of principal are made in semi-annual installments from December 2014 through December 2017. As of September 30, 2016, $11 million remained outstanding.
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
At September 30, 2016, we had no borrowings under the 2018 ABL Facility. However, we had $12 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility.  At September 30, 2016, we had approximately $164 million of undrawn availability under the 2018 ABL Facility.

Covenants
These financing facilities, excluding the China Bank Facility, contain covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures. As of September 30, 2016, we were in compliance with the covenant requirements of these financing facilities.
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
During the nine months ended September 30, 2016, we repurchased 4.5 million shares of our common stock at a cost of $116 million. The remaining authorization under this program was $54 million at September 30, 2016.
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
We do not currently anticipate undertaking further repurchases in light of our Merger Agreement with Lanxess.

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
Agrochemical Manufacturing Supply Agreements
Contemporaneous with the sale of our Chemtura AgroSolutions business to Platform Specialty Products Corporation ("Platform") in 2014, we entered into several supply agreements and a tolling agreement (collectively, the "supply agreements") with minimum terms of between two and four years. The supply agreements are designed to recover the cash costs incurred to manufacture the products under the agreements. Due to these economics, the supply agreements are considered below-market contracts for their full term. As of September 30, 2016, our Consolidated Balance Sheet included $155 million, which represented the remaining loss of profit, on a discounted basis, for these products over the remaining terms of the supply agreements, including contractual obligations to continue to supply for a period of up to 2 years after termination of the supply agreements.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $87 million for the nine months ended September 30, 2016 compared with $117 million in the same period last year.  Changes in key accounts are summarized below:

Provided by (used in)	Nine months ended
(In millions)	September 30, 2016	September 30, 2015
Accounts receivable	$(7)	$8
Inventories	(11)	(3)
Accounts payable	5	(1)
Pension and post-retirement health care liabilities	(57)	(25)

During the nine months ended September 30, 2016, accounts receivable represented a use of cash flows of $7 million from December 31, 2015, primarily the result of an increase in accounts receivable due to net sales in both our Industrial Performance and Industrial Engineered segments being higher in the third quarter of 2016 than in the fourth quarter of 2015. Historically, fourth quarter net sales are lower due in part to planned customer shutdowns and holidays compared to third quarter net sales. Our Agrochemical Manufacturing segment accounts receivable also declined, primarily as a result of the switch to a tolling agreement in Brazil in 2016 where we no longer sell to Platform the raw material used in our production. Inventory during the nine months ended September 30, 2016 represented a use of cash flows by $11 million which is primarily the result of a required build in inventory as we prepare for plant maintenance shutdowns coupled with the decline in net sales for products such as our clear brine fluids, due to the slower market demand for these products during 2016. Our Agrochemical Manufacturing segment inventory was down slightly due to the change in value of that inventory as a result of the switch to a tolling agreement noted earlier. Accounts payable represented a source of cash of $5 million mainly the result of an accrual for charges incurred related to the announcement of the Merger which occurred late in the third quarter of 2016.
Pension and post-retirement benefit plans represented a use of cash flows of $57 million primarily due to the $35 million contribution to the US Qualified Plan described earlier. Cash contributions to fund pension and post-retirement benefit liabilities were $57 million for the nine months ended September 30, 2016 which included $42 million for domestic plans and $15 million for international plans.
Cash flows from operating activities for the nine months ended September 30, 2016 were adjusted by the impact of certain non-cash and other charges. Non-cash charges included the pension settlement charge of $162 million in connection with the pension annuity transaction, depreciation and amortization expense of $64 million, share-based compensation expense of $9 million and merger and integration costs related to the modification of the non-compete agreement with Addivant of $4 million, offset by the recognition of the obligation, net of accretion, for the below-market obligations with Platform of $29 million.
During the nine months ended September 30, 2015, accounts receivable represented a source of cash flows of $8 million from December 31, 2014, primarily related to a decrease in sales in our Industrial Engineered segment particularly in September 2015 compared with sales in the fourth quarter of 2014 which was offset in part by an increase in accounts receivable in our Industrial Performance segment as a result of timing of shipments. Inventories represented a use of cash flows of $3 million which represented an increase in inventory in our Agrochemical Manufacturing segment as we are produced more inventory under our supply agreements with Platform to meet the needs of their upcoming growing season offset by a reduction in inventory in our Industrial Performance segment due primarily to the lower cost of raw materials. Accounts payable represented a use of cash flows of $1 million in the nine months ended September 30, 2015, which is the result of lower purchases of raw materials in China for our Industrial Performance segment somewhat offset by an increase in our Industrial Engineered segment. Pension and post-retirement health care liabilities represented a use of cash flows of $25 million primarily due to the funding of benefit obligations. Cash contributions to fund pension and post-retirement benefit liabilities were $27 million for the nine months ended September 30, 2015 which included $21 million for domestic plans and $6 million for international plans.
Cash flows from operating activities for the nine months ended September 30, 2015 were adjusted by the impact of certain non-cash and other charges. Non-cash charges included depreciation and amortization expense of $70 million and share-based compensation expense of $9 million, offset by the recognition of the obligation, net of accretion, for the below-market obligations with Platform of $29 million.
Cash Flows from Investing and Financing Activities
Investing Activities
Net cash used by investing activities was $62 million for the nine months ended September 30, 2016 which related to capital expenditures for U.S. and international facilities and environmental and other compliance requirements.

Net cash provided by investing activities was $4 million for the nine months ended September 30, 2015.  Investing activities included net proceeds from the sale of the Platform shares of $54 million, offset by capital expenditures of $53 million for U.S. and international facilities and environmental and other compliance requirements.
Financing Activities
Net cash used in financing activities was $151 million for the nine months ended September 30, 2016. Financing activities primarily included the repurchase of 4.5 million shares of our common stock under our share repurchase program at a cost of $116 million. Also included in financing activities was a repayment of $39 million on our Term Loan during the second quarter of 2016.
Net cash used in financing activities was $186 million for the nine months ended September 30, 2015. Financing activities primarily included the repurchase of 5.8 million shares of our common stock under our share repurchase program at a cost of $140 million as well as the repayment of $42 million of the Term Loan as well as the repayment of $15 million in principal of the China Bank Facility. Other financing sources in the period were $13 million of proceeds from the exercise of stock options.
Contractual Obligations and Other Cash Requirements
During the nine months ended September 30, 2016, we made aggregate contributions of $52 million to our U.S. and international pension plans and $5 million to our post-retirement benefit plans. Based on the minimum amounts required by law or contractual obligation, we will make approximately $6 million of contributions to certain of these plans during the remainder of 2016. From time to time, we may elect to make additional discretionary cash contributions to our U.S. qualified and international pension plans.
We had net liabilities related to unrecognized tax benefits of $28 million at September 30, 2016.  We believe it is reasonably possible that our unrecognized tax benefits will remain unchanged within the next 12 months.
Guarantees
In addition to $12 million in outstanding letters of credit at September 30, 2016, we have guarantees that have been provided to various financial institutions.  At September 30, 2016, we had $6 million of outstanding guarantees primarily related to vendor deposits.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

CRITICAL ACCOUNTING ESTIMATES
Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), which require management to make estimates and assumptions that affect the amounts and disclosures reported in our Consolidated Financial Statements and accompanying notes.  Our estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in our 2015 Form 10-K describe the critical accounting estimates and accounting policies used in the preparation of our Consolidated Financial Statements. Additionally, information in Note 1 - Nature of Operations and Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements filed in Item 1 on this Form 10-Q describes any further accounting policies that we utilize for interim reporting purposes.  Actual results could differ from management’s estimates and assumptions.  There have been no significant changes in our critical accounting estimates during the quarter ended September 30, 2016.
OUTLOOK
In 2016, we continue to build upon the improvements in our earnings and cash flows we achieved in 2015 to deliver further performance improvement. We drive that improvement by continuing our focus on “managing what we can control”. The results are evident in our performance in the first nine months of 2016 compared to the same period in 2015. Excluding the pre-tax $162 million pension settlement charge ($129 million after tax) associated with the pension annuity purchased in the first quarter of 2016 and the merger and integration costs of $11 million in the third quarter of 2016, operating income has increased by 41% and earnings before income taxes has increased by 34%. Net earnings and earnings per share (excluding the effect of the pension settlement charge and the merger and integration costs) have grown by higher percentages, but they also reflect a lower 2016 year-to-date tax rate than in 2015.

We anticipate that we will continue to deliver year-on-year improvement in profitability in the fourth quarter of 2016 and that we are currently on a path to deliver an increase in full year profitability compared to full year 2015 that is in line with our guidance at the start of the year.
Net cash provided by operating activities for the first nine months of 2016 was $87 million which includes a cash contribution of $35 million to our US Qualified Plan in the first quarter of 2016 directly as a result of the pension annuity purchase transaction. This contribution was made to maintain the funding level of the US Qualified Plan at approximately the same percentage level as existed prior to the pension annuity transaction. Excluding this cash contribution, net cash provided by operating activities was $122 million for the nine months ended September 30, 2016 compared to $117 million the same period in 2015. For the full year of 2015, net cash provided by operating activities was $159 million. We believe we are on track to deliver a comparable or greater amount for 2016.
There are a number of risks to achieving our business plans as described in Item 1A - Risk Factors in our 2015 Form 10-K and in this Quarterly Report on Form 10-Q.
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
This Item should be read in conjunction with Item 7A - Quantitative and Qualitative Disclosures About Market Risk included in our 2015 Form 10-K.
The fair market value of long-term debt is subject to interest rate risk.  Our total debt was $479 million at September 30, 2016.  The fair market value of such debt as of September 30, 2016 was $507 million, which has been determined primarily based on quoted market prices.
We did not have any material financial instruments subject to foreign currency exchange risk as of September 30, 2016.
There have been no other significant changes in market risk during the quarter ended September 30, 2016.

ITEM 4.  Controls and Procedures
(a)  Disclosure Controls and Procedures
As of September 30, 2016, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                OTHER INFORMATION

ITEM 1.  Legal Proceedings
See Note 13 — Legal Proceedings and Contingencies in our Notes to Consolidated Financial Statements for a description of our legal proceedings.

ITEM 1A.  Risk Factors
Our risk factors are described in our 2015 Form 10-K as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.  Investors are encouraged to review those risk factors in detail before making any investment in our securities. Except as set forth below related to the proposed Merger, there have been no significant changes in our risk factors during the quarter ended September 30, 2016.

The proposed Merger may not be completed on a timely basis, or at all, and the failure to complete the Merger could adversely affect our business and the market price of our common stock.
On September 25, 2016, we entered into the Merger Agreement with Lanxess and Merger Subsidiary. Completion of the Merger is subject to the satisfaction of various conditions, including, among other things, the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of our common stock entitled to vote; the receipt of necessary antitrust and regulatory approvals and the accuracy of representations and warranties made in the Merger Agreement. Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including the following:

•
If the Merger is not completed, and there are no other parties willing and able to acquire Chemtura for consideration that is equivalent or more attractive than that in the Merger Agreement, on terms acceptable to us, our stock price may decline.

•
We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

The announcement of the proposed Merger could adversely affect our business, financial condition and results of operations.
The announcement of the proposed Merger could cause disruptions in and create uncertainty surrounding our ongoing business operations, which could have an adverse effect on our financial condition and results of operations, regardless of whether the Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:

•	the diversion of significant management time and resources towards the completion of the Merger;

•	the impairment of our ability to retain and hire key personnel, including our senior management;

•	difficulties maintaining relationships with customers, suppliers and others with whom we conduct business; and

•	potential litigation relating to the Merger and the costs related thereto.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities During the Third Quarter of 2016
In October 2014, the Board approved a share repurchase authorization of up to $500 million conditioned upon the sale of the Chemtura AgroSolutions business (the "October 2014 Authorization"). In August 2015, the Board authorized an increase to the October 2014 Authorization by $150 million, up to $650 million in the aggregate when combined with the October 2014 Authorization, and extended the program to December 1, 2016.
During the nine months ended September 30, 2016, we repurchased 4.5 million shares of our common stock at a cost of $116 million. The remaining authorization under this program was $54 million at September 30, 2016.

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
We do not currently anticipate undertaking further repurchases in light of our Merger Agreement with Lanxess.
The following table provides information about our repurchases of equity securities during the quarter ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions)		(in millions)	(in millions)
July 1, 2016 - July 31, 2016	0.3	$25.44	0.3	$54
August 1, 2016 - August 31, 2016	—	$—	—	$54
September 1, 2016 - September 30, 2016	—	$—	—	$54
Total	0.3		0.3

ITEM 4.  Mine Safety Disclosures
Not Applicable.

ITEM 5.  Other Information
Under the 2015 Joint Comprehensive Plan of Action ("JCPOA"), the United States provided for certain sanctions relief for Iran, including a new general license for foreign subsidiaries of U.S. firms to engage in Iran-related business activities that are consistent with the JCPOA. Under this general license, our foreign subsidiary Chemtura Sales Europe BV engaged in permissible sales of certain organometallic products, generating less than $1 million in sales and profit during the third quarter of 2016.

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

CHEMTURA CORPORATION

(Registrant)

Date:	October 31, 2016	/s/ Laurence M. Orton

Name: Laurence M. Orton
Title: Vice President and Corporate Controller (Principal Accounting Officer)