Form 10-K
period 2016-12-31
Chemtura CORP
filed 2017-02-22
CIK 1091862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated file” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check off):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed as of June 30, 2016, based on the value of the closing price of these shares as quoted on the New York Stock Exchange was $1.6 billion.
The number of voting shares of Common Stock of the registrant outstanding as of January 31, 2017 was 63.2 million.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 31, 2017 are incorporated by reference into Part III.

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
PENDING MERGER TRANSACTION WITH LANXESS
On February 1, 2017, Chemtura's stockholders voted to approve and adopt the agreement and plan of merger (the "Merger Agreement") we entered into on September 25, 2016 with Lanxess Deutschland GmbH, a limited liability company under the laws of Germany ("Lanxess"), and LANXESS Additives Inc., a Delaware corporation and an indirect, wholly-owned subsidiary of Lanxess ("Merger Subsidiary"). Upon the terms, and subject to the conditions set forth in the Merger Agreement, the Merger Subsidiary will merge with and into Chemtura (the "Merger"), with Chemtura surviving the merger in an all-cash transaction in which Chemtura's stockholders will receive $33.50 in cash, without interest, per share of Chemtura common stock, which represented an 18.9% premium to the stock’s closing share price of $28.18 on September 23, 2016, the last trading day prior to the announcement of the Merger.
The Merger remains subject to customary closing conditions including, among others, the receipt of necessary antitrust and regulatory approvals and the accuracy of representations and warranties made in the Merger Agreement. Assuming timely satisfaction of the necessary closing conditions, we currently expect the Merger to close by mid-2017.
Until the Merger has occurred, we will continue to operate as an autonomous company from Lanxess. This Annual Report on Form 10-K has been written based upon that premise. However, as a direct result of the Merger, changes to our common stock, strategic initiatives, structure, markets or locations may occur that would not have occurred if we were to continue as an independent entity.
For a further discussion of the Merger, see Note 2 — Mergers and Divestitures in our Notes to Consolidated Financial Statements.
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

We are the successor to Crompton & Knowles Corporation which was incorporated in 1900 and through several acquisitions and divestitures since that time we renamed ourselves Chemtura Corporation in 2005. In 2013, we divested our antioxidants and UV stabilizers (“Antioxidants”) and Consumer Products businesses, and in 2014, we divested our Chemtura AgroSolutions business.
Our principal executive offices are located at 1818 Market Street, Suite 3700, Philadelphia, Pennsylvania 19103 and at 199 Benson Road, Middlebury, Connecticut 06749. Our telephone numbers in Philadelphia, Pennsylvania and Middlebury, Connecticut are (215) 446-3911 and (203) 573-2000, respectively. Our Internet Web site address is www.chemtura.com. We make available free of charge on or through our Internet Web site (www.chemtura.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish to, the Securities and Exchange Commission.
Our Corporate Governance Principles, Code of Business Conduct and charters of our Audit, Compensation & Governance and Environmental, Health & Safety Committees are available on our Internet Web site and are free of charge to any stockholder who requests them from the Corporate Secretary at Chemtura Corporation, 199 Benson Road, Middlebury, CT 06749. The information contained on our Internet Web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report.
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

•
Geographic Diversity. Our worldwide manufacturing, sales and marketing network enables us to serve the needs of both local and global customers worldwide. As of December 31, 2016, we operated 19 manufacturing facilities in 11 countries. For the year ended December 31, 2016, 43% of our net sales were generated in the United States and Canada, 31% from Europe, 24% from Asia/Pacific and 2% from Latin America. We market and sell our products in more than 70 countries, providing the opportunity to develop new markets for our products in higher-growth regions. Our historical strength in the United States and Europe has allowed us to expand our business geographically, thereby diversifying our exposure to many different economies.

•	GEOGRAPHIC INFORMATION

•
Product and Industry Diversity. We are comprised of a number of distinct businesses based on different chemistries, each of which is subject to a set of varied industry trends. Additionally, the product lines of each of our businesses serve a variety of industries and applications, thereby providing us with further diversification.

•
Diversified Customer Base. We have a large and diverse global customer base in a broad array of industries and applications. No single customer comprises more than ten percent of our consolidated 2016 net sales.

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

•
Well Positioned to Expand in the Faster Growing Regions: Our businesses’ product portfolios have positioned us to benefit from high-growth regions in the future. We derived 26% of our revenues during 2016 from the faster growing regions of Asia/Pacific and Latin America. Despite current economic uncertainty in the faster growing regions, we will continue to build our presence in these regions as we believe that their polymer production will increase, their manufacturing of electronic products will expand and their automotive industries will build vehicles that have to meet emission standards such that they can be exported to western markets. There are a limited number of suppliers that can supply the products or provide the technical support that customers in these regions require, giving us the opportunity to capture this growth in demand for our products. In 2016, we completed the construction of a multi-purpose manufacturing plant in China which produces high-performance specialty greases, synthetic lubricants and high-performance urethane products to service that region.

OUR STRATEGY
Our primary goal has been to create value by driving profitable revenue growth while continuing to manage our costs. We continue to develop and engineer new products, processes and applications, leverage our global scale for regional growth and manage our portfolio of industrial specialty chemical businesses. Our efforts are directed by the following key business strategies:

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

•
Growth Expansion in Faster-Growing Regions through Building Global Scale. We are building our local presence in the faster-growing regions notably in Asia Pacific, through sales representation, technical development centers, joint ventures and local manufacturing. We empower our regional teams to serve their growing customer base. We leverage our global scale by sharing service functions and technologies that no one region or business could replicate on its own while utilizing our regional presence to lower raw material costs.

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

•
Portfolio and Cost Management. We will continue to build upon our strengths as an industrial specialty chemical company through organic growth that will maximize our global industrial specialty chemical portfolio. We are intent that any Chemtura portfolio business must have sustainable competitive advantages in the industries and applications it serves and can leverage its technology, scale and customer intimacy required to drive profitable growth at returns in excess of its cost of capital. The ability to leverage global demographic and technology trends combined with our in-depth knowledge and expertise will provide our portfolio businesses with the “right to play” in their chosen applications. We will continue to drive value-accreting growth fueled by our focus on innovation and the faster-growing regions. We will continue to increase the differentiation of our products while pruning or exiting under-performing products, driving continuous improvement and managing costs.

Our Business and Segments
Information as to the sales, operating income, depreciation and amortization, assets and capital expenditures attributable to each of our business segments during each of our last three fiscal years, as well as certain geographic information, is set forth in Note 16 - Business Segments in our Notes to Consolidated Financial Statements.
The table below illustrates the Industrial Performance Products and Industrial Engineered Products segments net sales for the year ended December 31, 2016 as well as these segment’s major products, end-use markets and brands.

	Industrial		Industrial
	Performance Products		Engineered Products

2016 Net Sales	$823 million		$721 million

Key Products	• Synthetic Lubricants	• Lubricant Additives	• Brominated Performance Products	• Fumigants
	• Synthetic Basestocks	• Urethanes	• Flame Retardants	• Organometallics
• Specialty Greases

Major End-Use Markets
	• Adhesives	• General Industrial	• Agriculture	• Pharmaceuticals
	• Automotive	• Lubricants	• Building and Construction	• Polymerization Catalysts
	• Aviation	• Marine	• Coatings	• Energy
	• Building and Construction	• Mining	• Consumer Durables	- Mercury Control
	• Coatings	• Packaging	• Electronics	- Oilfield
	• Consumer Products	• Refrigeration	• Furniture	- Photovoltaic
	• Energy	• Sealants	• Fine Chemical	• Paints and Coatings
			• Fumigants	Polymerization
			• Oil and Gas Exploration	• Transportation

Key Brands
	• Adiprene®	• Naugalube®	• Axion®	• Ongard®
	• Anderol®	• Reolube®	• DayStarTM	• Pyrobloc®
	• Durad®	• Royco®	• Emerald Innovation®	• Reofos®
	• Everest®	• Synton®	• Firemaster®	• Smokebloc®
	• Fomrez®	• Vibrathane®	• Fyrebloc™	• Thermoguard®
	• Hatcol®	• Witcobond®	• GeoBrom®	• Timonox®
	• Hybase®		• Kronitex®
	• Lobase®		• Meth-o-Gas®

Industrial Performance Products
The Industrial Performance Products segment (also known by the acronym "IPP") develops, manufactures and markets specialty performance chemicals, formulations and polymers. Industrial Performance Products include:

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
The Industrial Performance Products segment had net sales of $823 million for 2016, $886 million for 2015 and $987 million for 2014. This segment represented 50%, 51% and 45% of our total net sales in 2016, 2015 and 2014, respectively. The major product offerings of this segment are described below and in the table above.
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
Our urethane chemicals business consists primarily of two product lines. FOMREZ® polyester polyols serve as raw materials for our pre-polymer line of products and are also utilized in industrial applications such as flexible foam for seating.WITCOBOND® polyurethane dispersions serve a more diverse customer base and are primarily utilized for glass fiber sizing, wood floor coatings and ballistics protection applications.
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
The Industrial Engineered Products segment had net sales of $721 million for 2016, $722 million for 2015 and $800 million for 2014. This segment represented 44%, 41% and 37% of our total net sales in 2016, 2015 and 2014, respectively. The major product offerings of this segment are described below and in the table above.

Great Lakes Solutions
Great Lakes Solutions (also known by the acronym "GLS") is a leading global manufacturer and marketer of bromine, bromine intermediates and flame retardant products and solutions.  We deliver sustainable value to our customers and shareholders through industry diversification, fire safety advocacy and business excellence.  Our flame retardant products are used in applications such as electronic components, electrical enclosures and building products, including insulation and furniture foam, and automotive, while bromine and bromine intermediates are used in the manufacture of a wide variety of industrial and consumer products and energy producing industries.
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
Great Lakes Solutions is a global product line with expanding footprint and services.  Through our strategic geographic and operational initiatives, we have significantly expanded our shipping container fleet capabilities.  We are backwardly integrated to brine, a primary source of bromine, and since 2009 we have invested a significant amount of capital in infrastructure to redeploy our assets to produce new sustainable innovative brominated flame retardants and increase the efficiency and reliability of our plants and pipelines.  Great Lakes Solutions is well-positioned to support not only growth of our traditional industry segments but also to provide security of supply with expansion capability to our mercury control customers.  Operational excellence initiatives are being designed to bring an improved, cost-competitive and service-oriented footprint to our customers globally.

Organometallics
Organometallics are a special group of metals containing organic chemicals which play a significant role in a variety of industrial applications. Organometallics are essential catalyst components used to initiate the polymerization reactions that transform monomers into polymers and cure certain paints. They are also used as precursors in glass coatings, metal organic chemical vapor deposition ("MOCVD") agents in the production of semiconductors, LEDs and photovoltaic panels, as well as reagents used in the production of pharmaceutical intermediates.
Building on more than 50 years’ experience, Organometallics (also known as "Organometallic Specialties" or by the acronym "OMS") continues to enhance our portfolio of world-class products and renew our commitment to delivering customer value. Today our OMS business is a leaner and stronger global partner for the development, manufacture and marketing of an impressive array of specialty organometallic products.
Leveraging our history of strength, OMS is poised for a future of growth in a range of high-performance products that serve the fastest growing organometallics applications, such as single-site catalyst systems, high-brightness LEDs and semiconductors, photovoltaics (solar panels), pharmaceuticals and fine chemicals.
PREVIOUSLY DIVESTED BUSINESSES
Chemtura AgroSolutions Business
In November 2014, we sold our Chemtura AgroSolutions business to Platform Specialty Products Corporation (“Platform”). Under the terms of the sale, we retained most of the property, plant and equipment used to manufacture products for the Chemtura AgroSolutions business and will continue to manufacture products for Platform under several supply agreements and a tolling agreement (collectively, the “supply agreements”) with minimum terms between two and four years. The supply agreements include contractual obligations to continue to supply for a period of up to 2 years after the termination of the supply agreement. The Agrochemical Manufacturing segment represents the results of operations for the Chemtura AgroSolutions business prior to the sale and, since the date of the sale, the ongoing operations under the supply agreements. Contemporaneous with the sale, we no longer market the Chemtura AgroSolutions business products to third parties.
Information related to the sale of our Chemtura AgroSolutions business and financial information related to the Agrochemical Manufacturing segment can be found in Note 2 - Mergers and Divestitures and Note 16 - Business Segments in our Notes to Consolidated Financial Statements.
Divestitures Reported as Discontinued Operations
In 2013, we sold our subsidiaries that constituted our Consumer Products business to KIK Custom Products Inc. (“KIK”) and we sold our Antioxidant business to SK Blue Holdings, Ltd. (“SK”), an affiliate of SK Capital Partners III, L.P. During 2014 and 2015, we continued to finalize and complete certain closing terms under the sale agreements, including the customary settlement of working capital.
For further discussion of these divestitures, see Note 2 - Mergers and Divestitures in our Notes to Consolidated Financial Statements.
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
Employees
We had approximately 2,500 full time employees at December 31, 2016.
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
Competitive Conditions
The breadth of our product offering provides multiple channels for growth and mitigates our dependence on any one market or end-use application. We sell our products in more than 70 countries. This worldwide presence reduces our exposure to any one country’s or region’s economy although a majority of our sales are in North America and Europe.
We have a broad customer base and believe that our products, many of which we customize for the specific needs of our customers, allow us to enhance customer loyalty and attract customers that value product innovation and reliable supply.
Product performance, quality, price, and technical and customer service are all important factors in competing in substantially all of our businesses.
We face significant competition in many of the industries in which we operate due to the trends toward global expansion and consolidation by competitors. Many of our existing competitors are larger than we are and may have more resources and better access to capital markets for continued expansion or new product development than we do. Some of our competitors also have a greater product range, are more vertically integrated or have better distribution capability than we do for specific products or geographical areas.
Research and Development
All of our businesses conduct research and development activities to increase competitiveness. Our businesses conduct research and development activities to develop new and optimize existing production technologies, as well as to develop commercially viable new products and applications while also maintaining existing product registrations required by regulatory agencies and customers around the world. Our research and development expense totaled $21 million in 2016, $20 million in 2015 and $36 million in 2014.
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
We have approximately 800 United States and foreign granted patents and pending patent applications and approximately 1,000 United States and foreign registered and pending trademarks. Patents, trademarks, trade secrets in the nature of know-how, formulations, and manufacturing techniques assist us in maintaining the competitive position of certain of our products. Our intellectual property is of particular importance to a number of specialty chemicals we manufacture and sell. However, we do business in countries where protection may be limited and difficult to enforce. We are licensed to use certain patents and technology owned by other companies, including some foreign companies, to manufacture products complementary to our own products, for which we pay royalties in amounts not considered material, in the aggregate, to our consolidated results.
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
Environmental Health and Safety Regulation - We believe that our business, operations and facilities are being operated in substantial compliance, in all material respects, with applicable environmental, health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. The ongoing operations of chemical manufacturing plants, however, entail risks in these areas and there can be no assurance that material costs or liabilities will not be incurred. In addition, future developments of environmental, health and safety laws and regulations and related enforcement policies, could bring into question the handling, manufacture, use, emission or disposal of substances or pollutants at facilities we own, use or control. These developments could involve potential significant expenditures in our manufacture, use or disposal of certain products or wastes. To meet changing permitting and regulatory standards, we may be required to make significant site or operational modifications, potentially involving substantial expenditures and reduction or suspension of certain operations. In 2016, we incurred $9 million of costs for capital projects and $56 million for operating and maintenance costs related to environmental, health and safety programs at our facilities. In 2017, we expect to incur approximately $12 million of costs for capital projects and $54 million for operating and maintenance costs related to environmental, health and safety programs at our facilities. During 2016, we paid $8 million to remediate previously utilized waste disposal sites and current and past facilities. We expect to spend approximately $13 million during 2017 to remediate such waste disposal sites and current and former facilities.

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
On September 25, 2016, we entered into the Merger Agreement with Lanxess and Merger Subsidiary. Completion of the Merger is subject to the satisfaction of various conditions, including, among other things, the receipt of necessary antitrust and regulatory approvals and the accuracy of representations and warranties made in the Merger Agreement. Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including the following:

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
The announcement of the proposed Merger could cause disruptions in and create uncertainty surrounding our ongoing business operations, which could have an adverse effect on our financial condition and results of operations, regardless of whether the Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:

•	the diversion of significant management time and resources towards the completion of the Merger;

•	the impairment of our ability to retain and hire key personnel, including our senior management;

•	the interim operating restrictions in the Merger Agreement that limit our ability to operate our business;

•	difficulties maintaining relationships with customers, suppliers and others with whom we conduct business; and

•	potential litigation relating to the Merger and the costs related thereto.

We operate on an international scale and are exposed to risks in the countries in which we have significant operations or interests.
We are dependent, in large part, on the economies of the countries in which we manufacture and market our products. Of our 2016 net sales, 43% were to customers in the United States and Canada, 31% to Europe, 24% to the Asia/Pacific region and 2% to Latin America. As such, we are subject to risks inherent in multinational operations. Those risks include:

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
In addition, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption, expropriation and other economic or political uncertainties could interrupt and negatively affect our business operations or customer demand. A slowdown in economic growth or high unemployment in some emerging markets could constrain consumer spending, and declining consumer purchasing power could adversely impact our profitability. Continued instability in the banking and governmental sectors of certain countries in the European Union and in emerging markets could adversely affect us. All of these factors could result in increased costs or decreased revenues, and could materially and adversely affect our product sales, financial condition, results of operations and cash flows.
Increases in the price of the raw materials or energy utilized for our products may have a material adverse effect on our operating results.
We purchase significant amounts of raw materials and energy for our businesses. The cost of these raw materials and energy, in the aggregate, represents a substantial portion of our operating expenses.  The prices and availability of the raw materials we utilize vary with market conditions and may be highly volatile.  From time to time in the past, we have experienced significant cost increases in purchases of raw materials and energy which has had a negative impact on our operating results.
Although we have attempted, and will continue to attempt, to match increases in the prices of raw materials or energy with corresponding increases in sales prices for the products produced with these materials, we may not be able to immediately raise product prices, if at all.  Ultimately, our ability to pass on increases in the cost of raw materials or energy to customers is highly dependent upon market conditions and contractual terms. Specifically, there is a risk that raising prices charged to our customers could result in a loss of sales volume.  In the past, we have not always been able to pass on increases in the prices of raw materials and energy to our customers, in whole or in part, and there will likely be periods in the future when we will not be able to pass on these price increases. Reactions by our customers and competitors to our price increases could cause us to reevaluate and possibly reverse such price increases, which would negatively affect operating results.
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
If one or more of our significant raw material or utility suppliers were unable to meet its obligations under present supply arrangements, raw materials may become unavailable within the geographic area from which they are now sourced, or supplies may otherwise be constrained or disrupted, our businesses could be forced to incur increased costs for our raw materials or utilities, which would have a direct negative impact on plant operations and may adversely affect our financial condition, results of operations and cash flows.
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
Our operating results are largely dependent on our assessment and management of our portfolio of current, new and developing products and our ability to bring those products to market. We plan to grow earnings by focusing on developing markets and solutions to meet increasing demand for products. Our ability to execute this strategy and our other growth plans successfully could be adversely affected by difficulties or delays in product development such as the inability to identify viable new products, successfully complete research and development, obtain relevant regulatory approvals, effectively manage our manufacturing process or costs, obtain intellectual property protection, or gain market acceptance of new products and services. Because of the lengthy and costly development process, technological challenges and intense competition, we cannot assure you that any of the products we are currently developing, or could begin to develop in the future, will achieve commercial success. Further, sales of our new products could replace sales of some of our current products, offsetting the benefit of even a successful product introduction. We must also successfully anticipate and adapt our products to the changing requirements of our customers. If we do not keep our products current with our customers’ needs, they may seek alternative suppliers. A failure to develop commercially successful products, to develop additional uses for existing products or to keep existing products at the cutting edge of product performance, could materially adversely affect our business, financial condition, results of operations and cash flows.
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
External factors, including domestic and global economic conditions, international events and circumstances, competitor actions and government regulation, are beyond our control and can cause fluctuations in demand and volatility in the prices of raw materials and other costs that can intensify the impact of economic cycles on our operations. We produce a broad range of products that are used as additives and components in other products in a wide variety of end-use markets. As a result, our products may be negatively impacted by supply and demand instability in other industries and the effects of that instability on supply chain participants. Economic and political conditions in countries in which we operate may also adversely impact our operations. For example, some countries in Europe have been particularly adversely affected by rising government deficits and debt levels, which require certain countries to adopt deflationary fiscal and monetary policies that could negatively affect our businesses. Although our diversified product portfolio and international presence lessens our dependence on a single market and exposure to economic conditions or political instability in any one country or region, our businesses are nonetheless sensitive to changes in economic conditions. For example, in 2016, 24% of our net sales were from the Asia/Pacific region. To further our growth strategies in the Asia/Pacific region, we completed the construction of a manufacturing facility in Nantong, People's Republic of China. An economic downturn in China could negatively impact our growth strategies in the Asia/Pacific region. Financial crises and economic downturns anywhere in the world could adversely affect our results of operations, cash flows and financial condition.

Competition may adversely impact our results of operations.
We face significant competition in many of the markets in which we operate due to the trend toward global expansion and consolidation by competitors.  Many of our existing competitors are larger than we are and may have more resources and better access to capital markets to facilitate continued expansion or new product development. Additionally, some of our competitors have a greater product range and distributional capability than we do for certain products and in specific regions. We also expect that we will continue to face new competitive challenges as well as additional risks inherent in international operations in developing regions. We are susceptible to price competition in certain markets in which customers are sensitive to changes in price. At the same time, we also face downward pressure on prices from industry overcapacity, lower cost structures in certain businesses and lower energy and raw material prices. The further use and introduction of generic and alternative products by our competitors may result in increased competition and could require us to reduce our prices and take other steps to compete effectively. These measures could negatively affect our financial condition, results of operations and cash flows.  Alternatively, if we were to increase prices in response to this competition, the reactions of our competitors and customers to such price increases could cause us to reevaluate and possibly reverse such price increases or risk a loss in sales volumes.
The loss of or a significant reduction in purchases by our largest customers could adversely affect our operations.
While some of our largest customers have entered into supply contracts with us, these customers may not continue to purchase the same levels of our products in the future due to a variety of reasons. Some of our major customers could decide to purchase the products we provide to them from other third-party providers. If any of our major customers substantially reduces or altogether ceases purchasing our products, depending on market conditions, we could suffer a material adverse effect on our business, financial condition, results of operations and cash flows.
Our products are subject to extensive government scrutiny and regulation.
We are subject to regulation by federal, state, local and foreign government authorities. In some cases, we need government approval of our products, manufacturing processes and facilities before we may sell certain products. Many products are required to be registered with the U.S. Environmental Protection Agency (the "EPA") and with comparable government agencies in the European Union and elsewhere. We are also subject to ongoing reviews of our products, manufacturing processes and facilities by government authorities, and must also produce product data and comply with detailed regulatory requirements.
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
The Frank R. Lautenberg Chemical Safety for the 21st Century Act (the "Lautenberg Act"), signed into law in June 2016, amends existing chemical safety laws it the United States, giving the EPA significant new powers in the regulation of not only new but also existing chemicals. Under the Lautenberg Act, the EPA has a mandate to review chemicals that are on the Toxic Substances Control Act Inventory to assess whether they present an unreasonable risk, and the EPA is authorized to impose restrictions on its use if it determines they do. We may have to perform chemical safety assessments in conjunction with the EPA reviews, and we may find that the availability of some of the chemicals we use in our processes is restricted or eliminated over time.
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
Conflicts, military actions and terrorist attacks have precipitated economic instability and turmoil in financial markets. The uncertainty and economic disruption resulting from hostilities, military action or acts of terrorism may impact our facilities and operations or those of our suppliers or customers. Accordingly, any conflict, military action or terrorist attack that impacts us or any of our suppliers or customers, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Federal regulations aimed at increasing security at certain chemical production plants and similar legislation that may be proposed in the future could require us to enhance plant security and to alter or discontinue our production of certain chemical products, thereby increasing our operating costs and causing an adverse effect on our results of operations.
Regulations have been implemented by the U.S. Department of Homeland Security (“DHS”) aimed at decreasing the risk, and effects, of potential terrorist attacks on chemical plants located within the United States. Pursuant to these regulations, these goals would be accomplished in part through the requirement that certain high-priority facilities develop a prevention, preparedness, and response plan after conducting a vulnerability assessment. In addition, companies may be required to evaluate the possibility of using less dangerous chemicals and technologies as part of their vulnerability assessments and prevention plans and implementing feasible safer technologies in order to minimize potential damage to their facilities from a terrorist attack. While we have registered certain of our sites with DHS in accordance with these regulations, have conducted vulnerability assessments at applicable sites and have received DHS review and approval of our security plans. DHS is requiring new risk assessments of all chemical facilities in 2017, which may increase the number of our facilities requiring security plans. These regulations may be revised further and additional legislation may be proposed in the future on this topic. It is possible that such future legislation could contain terms that are more restrictive than what has recently been passed and which would be more costly to us. We cannot predict the final form of currently pending legislation or other related legislation that may be passed and we can provide no assurance that such legislation will not have an adverse effect on our results of operations in a future reporting period. In addition, we may incur liabilities for subsequent damages in the event that we fail to comply with these regulations.
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

We have underfunded obligations under our U.S. tax-qualified defined benefit pension plans totaling approximately $11 million on a projected benefit obligation basis as of December 31, 2016. Declines in the value of the plan investments, the discount rate used to measure liabilities, increases in life expectancy of beneficiaries or unfavorable changes in law or regulations that govern pension plan funding could materially change the timing and amount of required funding. Additionally, we sponsor other foreign and non-qualified U.S. pension plans under which there are substantial unfunded liabilities totaling approximately $73 million on a projected benefit obligation basis as of December 31, 2016. Foreign regulatory authorities may seek to have Chemtura and/or certain of our non-sponsoring subsidiaries take responsibility for some portion of these obligations. Mandatory funding contributions with respect to these obligations and potential unfunded benefit liability claims could have a material adverse effect on our financial condition, results of operations or future cash flows. In addition, we have unfunded post-retirement health care plan liabilities totaling approximately $86 million on a projected benefit obligation basis at December 31, 2016. Our actual costs with respect to our post-retirement health care plans could exceed our current actuarial projections.
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
Future events may impact our deferred tax asset position related to our utilization of net operating losses ("NOLs") and U.S. deferred federal income taxes on undistributed earnings of international affiliates that are considered to be reinvested indefinitely.
We evaluate our ability to utilize deferred tax assets and our need for valuation allowances based on available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be utilized. In making this determination, we evaluate all positive and negative evidence as of the end of each reporting period. Future adjustments (either increases or decreases), to a deferred tax asset valuation allowance are determined based upon changes in the expected realization of the net deferred tax assets. The utilization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carry-back or carry-forward periods under the applicable tax law. Due to significant estimates used to establish a valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to a valuation allowance in future reporting periods. Changes to a valuation allowance or the amount of deferred taxes could have a materially adverse effect on our business, financial condition and results of operations. Further, while we have no current intention to do so in the foreseeable future, should we change our assertion regarding the permanent reinvestment of the undistributed earnings in foreign operations, a deferred tax liability may need to be established.
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
Our certificate of incorporation authorizes the issuance of 500 million shares of common stock, of which 100.6 million shares were issued and 63.0 million shares outstanding as of December 31, 2016. Our board of directors (the "Board") has the authority to issue additional shares of common stock up to the authorized capital stated in the certificate of incorporation. The issuance of any new shares of common stock may result in a reduction of the book value or market price of the outstanding shares of our common stock. Additionally, we have an incentive plan that allows for the issuance of up to 11 million shares (currently 4.0 million shares remain available for future grants).

Item 1B: Unresolved Staff Comments
None.

Item 2: Properties
The following table sets forth information regarding our principal operating properties and other significant properties as of December 31, 2016. All of the following properties are owned except where otherwise indicated. In general, our operating properties are well maintained, suitably equipped and in good operating condition.

Location	Facility	Reporting Segment

NORTH AMERICA
United States
Arkansas
El Dorado	Plant	Industrial Engineered Products
Connecticut
Middlebury*	Executive Offices	Shared Service Center, Business and Corporate Office
Naugatuck	Research Center	Industrial Engineered Products, Industrial Performance Products
Illinois
Mapleton	Plant	Industrial Engineered Products
New Jersey
East Hanover	Plant	Industrial Performance Products
Fords	Plant	Industrial Performance Products
Perth Amboy	Plant	Industrial Performance Products
North Carolina
Gastonia	Plant	Industrial Performance Products, Agrochemical Manufacturing
Pennsylvania
Philadelphia*	Executive Offices	Corporate Offices
Canada
Elmira	Plant	Industrial Performance Products, Agrochemical Manufacturing
West Hill	Plant	Industrial Performance Products
EUROPE
Germany
Bergkamen*	Plant, Research Center	Industrial Engineered Products
Italy
Latina	Plant	Industrial Performance Products, Agrochemical Manufacturing
The Netherlands
Amsterdam *	Plant	Agrochemical Manufacturing, Industrial Performance Products
Switzerland
Frauenfeld*	Office	Business and Corporate Office
United Kingdom
Accrington	Plant	Industrial Performance Products
Trafford Park	Plant, Office	Industrial Engineered Products, Industrial Performance Products, Shared Service Center, Corporate

Location	Facility	Reporting Segment

ASIA
Japan
Tokyo*	Office	Industrial Engineered Products, Industrial Performance Products
People's Republic of China
Nantong	Plant	Industrial Performance Products
Nanjing	Research Center	Industrial Engineered Products, Industrial Performance Products
Shanghai*	Office	Shared Service Center, Business and Corporate Office
South Korea
Hyeongok	Plant	Industrial Engineered Products
Taiwan
Kaohsiung	Plant	Industrial Performance Products
LATIN AMERICA
Brazil
Rio Claro	Plant	Industrial Performance Products, Agrochemical Manufacturing, Corporate
Mexico
Altamira	Plant	Industrial Performance Products
Mexico City*	Office	Industrial Engineered Products, Industrial Performance Products
Reynosa	Plant	Industrial Engineered Products

* Leased property.

Item 3: Legal Proceedings
Information regarding our legal proceedings can be found in Note 15 – Legal Proceedings and Contingencies in our Notes to Consolidated Financial Statements and is incorporated by reference herein.
Item 4: Mine Safety Disclosure
Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “CHMT”. As of December 31, 2016, 100.6 million shares were issued and 63.0 million shares were outstanding.
The Merger Agreement does not permit the payment of any cash dividends. We may retain earnings, if any, for future operations, expansions or debt repayments. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board may deem relevant. In addition, our debt agreements contain covenants restricting the payment of dividends by us and by each of our subsidiaries that are party to such facilities, which is subject to a number of specific exceptions.
The following table summarizes the range of market prices for our common stock as reported by the NYSE by quarter during the past two years:

	2016
	First	Second	Third	Fourth
Market price per common share:
High	$27.36	$29.99	$32.99	$33.35
Low	$23.50	$24.62	$25.11	$32.63

	2015
	First	Second	Third	Fourth
High	$27.35	$31.10	$28.99	$32.34
Low	$21.23	$26.64	$24.89	$26.32

The number of holders of record of our common stock on December 31, 2016 was approximately 4,000.
Our common stock is subject to the Merger, see Item 1A – Risk Factors for a more complete discussion of risks related to our common stock including the Merger.

PERFORMANCE GRAPH
The following graph compares the cumulative total return on our common stock for the last five fiscal years with the returns of the Standard & Poor’s 500 Stock Index and the Dow Jones US Chemicals Index, assuming an investment of $100 on December 31, 2011 and the reinvestment of all dividends.
COMPARISON OF CUMULATIVE TOTAL RETURN AMONG CHEMTURA CORPORATION,
S&P 500 AND DOW JONES CHEMICAL INDEX

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
CHEMTURA CORPORATION	$100.0	$187.5	$246.2	$218.1	$240.5	$292.8
S&P500	$100.0	$115.5	$151.8	$171.9	$174.1	$194.2
DOW JONES US CHEMICAL INDEX	$100.0	$122.0	$158.3	$171.7	$163.4	$185.2

Item 6: Selected Financial Data
The following reflects selected financial data for each of our last five fiscal years and has been reclassified to reflect the effects of the antioxidants and UV stabilizers (“Antioxidants”) and Consumer Products businesses as discontinued operations. The divestiture of our Chemtura AgroSolutions business did not meet the criteria to be accounted for as a discontinued operation and, therefore, we have included the results of that business as part of our continuing operations. The information below should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data of this Annual Report. The financial information presented may not be indicative of future performance.

(In millions of dollars, except per share data)	2016	2015	2014	2013	2012
Summary of Operations
Net sales (a)	$1,654	$1,745	$2,190	$2,231	$2,196
Gross profit	473	433	508	510	581
Selling, general and administrative	143	151	234	229	246
Depreciation and amortization	85	93	102	101	100
Research and development	21	20	36	40	41
Facility closures, severance and related costs	1	3	25	42	11
Merger and integration costs (b)	13	—	—	—	—
Loss (gain) on sale of business (c)	1	4	(529)	—	—
Impairment charges	1	1	—	—	—
Pension settlement (d)	162	—	21	—	—
Equity (income) loss	—	(1)	—	—	4
Operating income	46	162	619	98	179
Interest expense	(32)	(30)	(45)	(60)	(64)
Loss on early extinguishment of debt	—	—	(7)	(50)	(1)
Other income, net	—	20	12	8	15
Earnings (loss) from continuing operations before income taxes	14	152	579	(4)	129
Income tax (expense) benefit	(29)	(16)	192	(18)	(26)
(Loss) earnings from continuing operations	$(15)	$136	$771	$(22)	$103

Per Share information - attributable to Chemtura
(Loss) earnings from continuing operations - Basic	$(0.24)	$2.01	$8.55	$(0.23)	$1.04
(Loss) earnings from continuing operations - Diluted	$(0.24)	$1.98	$8.43	$(0.23)	$1.04

Other Per Share Data
Common stock trading range - High	$33.35	$32.34	$27.94	$28.17	$21.69
Common stock trading range - Low	$23.50	$21.23	$21.02	$19.05	$11.36
Average shares outstanding - Basic	63.8	67.8	90.2	97.7	98.2
Average shares outstanding - Diluted	63.8	68.8	91.5	97.7	98.8

(In millions)	2016	2015	2014	2013	2012
Financial Position
Working capital (e)	$555	$617	$811	$1,041	$1,101
Current ratio (e)	2.8	2.7	3.0	3.2	3.2
Total assets (e)	$2,168	$2,360	$2,660	$2,694	$3,021
Total debt, including short-term borrowings (e)	$476	$511	$567	$888	$867
Total equity	$978	$1,002	$1,054	$999	$1,068
Total capital employed (e)	$1,454	$1,513	$1,621	$1,887	$1,935
Debt to total capital % (e)	32.7%	33.8%	35.0%	47.1%	44.8%
(In millions of dollars, except for number of employees)
Other Statistics
Net cash provided by (used in) operations	$137	$159	$(78)	$79	$218
Capital spending from continuing operations	$88	$80	$113	$159	$136
Depreciation from continuing operations	$78	$81	$87	$82	$80
Amortization from continuing operations	$7	$12	$15	$19	$20
Approximate number of employees at end of year	2,500	2,500	2,700	3,300	4,600

(a)
Net sales include $38 million, $38 million and $6 million in 2016, 2015 and 2014, respectively, related to the non-cash portion of the recognition of our fulfillment, net of accretion, of our below-market contract obligations associated with the sale of our Chemtura AgroSolutions business in 2014.

(b)
Merger and integration costs primarily are comprised of legal and other fees associated with the signing of the Merger Agreement with Lanxess. For further information, see Note 2 — Mergers and Divestitures in our Notes to Consolidated Financial Statements.

(c)	Gain on sale of business primarily included a $529 million gain on the sale of our Chemtura AgroSolutions business in 2014.

(d)
In February 2016, the Chemtura Corporation Retirement Plan entered into a purchase agreement for a group annuity contract transferring payment responsibility for the pension benefits of certain retirees. As a result, we recorded a pre-tax non-cash pension settlement charge in 2016 of $162 million. In September 2014, we offered vested pension plan participants in our U.S. qualified pension plan who were no longer employed by the Company a limited time opportunity to take their pension benefits as a one-time single lump sum or an immediate annuity. As a result, we recorded a pre-tax non-cash pension settlement charge in 2014 of $21 million.

(e)
In the fourth quarter of 2015, we elected to early adopt on a prospective basis the provisions of Accounting Standards Update ("ASU")No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which requires that deferred tax liabilities and assets and related valuation allowances be classified as non-current on the balance sheet. Previous to this adoption, deferred tax assets or liabilities and related valuation allowances could be classified as either current or non-current depending on the nature of the assets or liability that gave rise to the deferred tax position. Given that we elected prospective adoption, we did not reclassify prior year information to conform with ASU 2015-17. In the first quarter of 2016, we adopted the provisions of ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related liability. We applied ASU 2015-03 retrospectively to all periods presented.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements included in Item 8 of this Form 10-K.
PENDING MERGER TRANSACTION WITH LANXESS
On September 25, 2016, we entered into an agreement and plan of merger (the "Merger Agreement") with Lanxess Deutschland GmbH, a limited liability company under the laws of Germany ("Lanxess"), and LANXESS Additives Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Lanxess ("Merger Subsidiary"). Upon the terms, and subject to the conditions set forth in the Merger Agreement, Merger Subsidiary will merge with and into Chemtura (the "Merger"), with Chemtura surviving the merger in an all-cash transaction in which Chemtura's stockholders will receive $33.50 in cash, without interest, per share of Chemtura common stock, which represented an 18.9% premium to the stock’s closing share price of $28.18 on September 23, 2016, the last trading day prior to the announcement of the Merger.
The Merger is subject to customary closing conditions including, among others, the receipt of necessary antitrust and regulatory approvals and the accuracy of representations and warranties made in the Merger Agreement. Assuming timely satisfaction of the necessary closing conditions, we currently expect the Merger to close by mid-2017.
Contemporaneous with the execution of the Merger Agreement, we entered into an agreement with SK Blue Holdings, Ltd., and Addivant USA Holdings Corp (collectively, "Addivant") that committed us to surrender our shares of Addivant preferred stock to Addivant, a cash payment of $1 million to Addivant and certain other changes to our continuing supply agreements with Addivant contingent upon the completion of the Merger in exchange for a modification of a non-compete agreement entered into in conjunction with the sale of our antioxidants business to Addivant in 2013. Reflecting the terms of this agreement, in the third quarter of 2016, we took a charge of $5 million which is included in merger and integration costs.
For further discussion of the Merger, see Note 2 — Mergers and Divestitures in our Notes to Consolidated Financial Statements.
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
Such risks and uncertainties include, but are not limited to:

•	The failure to receive, on a timely basis or otherwise, the required approvals by government or regulatory agencies with regard to the Merger Agreement;

•	The failure of the Merger to be completed on a timely basis or at all for any other reason;

•	The risks that Chemtura’s business may suffer as a result of uncertainties surrounding the Merger or if the Merger is not completed;

•	Risks associated with significant international operations and interests;

•	Increases in the price of raw materials or energy and our ability to recover cost increases through increased sales prices for our products;

•	Disruptions in the availability of raw materials or energy;

•	Operating risks at our production facilities;

•	Risks associated with maintenance of existing facilities and construction of new facilities;

•	Failure to develop new products and our ability to remain technologically innovative and offer improved products in a cost-effective manner;

•	The cyclical nature of the global chemicals industry;

•	Failure to accurately forecast market and customer trends for our products;

•	Declines in general economic conditions;

•	Significant competition in many of the markets in which we operate;

•	Loss of or significant reduction in purchases by our largest customers;

•	Our products are subject to extensive government scrutiny and regulation;

•	Environmental, health and safety regulations;

•	Current and future litigation, governmental investigations, prosecutions and administrative proceedings;

•	Military conflicts and terrorist attacks;

•	Federal regulations aimed at increasing security at certain chemical production plants;

•	Our ability to protect our patents or other intellectual property rights;

•	Our ability to reduce the risks of cyber incidents and protect our information technology;

•	Risks associated with possible climate change legislation, regulation and international accords;

•	Our dependence upon a trained, dedicated sales force;

•	Exchange rate and other currency risks;

•	Our unfunded and underfunded defined benefit pension plans and post-retirement welfare benefit plans;

•	Restrictive covenants in our credit facilities;

•	Deferred tax assets and utilization of our net operating losses;

•	The ability to support the carrying value of the goodwill and long-lived assets related to our businesses;

•	Estimates and judgments relating to our accounting policies;

•	Our ability to maintain adequate internal controls over financial reporting;

•	Issuance of additional shares of stock and resulting dilution; and

•	Other risks and uncertainties detailed in Item 1A - Risk Factors in our filings with the Securities and Exchange Commission.

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

OUR BUSINESS
We are a global, United States publicly traded specialty chemicals company dedicated to delivering innovative, performance-driven engineered specialty chemical solutions which are used as additives, ingredients or intermediates that add value to our customers' end products. We are committed to global sustainability through “greener technology” and developing engineered chemical solutions that meet our customers’ evolving needs. We operate in a wide variety of end-use industries, including automotive, building and construction, electronics, lubricants, packaging and transportation. We are a leader in many of our key product lines and transact business in more than 70 countries. Our principal executive offices are located in Philadelphia, Pennsylvania and Middlebury, Connecticut.
Pending Merger
In September 2016, we entered into Merger Agreement with Lanxess, LANXESS Additives Inc., and a Merger Subsidiary.
Upon the terms, and subject to the conditions set forth in the Merger Agreement, the Merger Subsidiary will merge with and into Chemtura (the "Merger"), with Chemtura surviving the merger in an all-cash transaction in which Chemtura's stockholders will receive $33.50 in cash, without interest, per share of Chemtura common stock, which represented an 18.9% premium to the stock’s closing share price of $28.18 on the last trading day prior to the announcement of the Merger.
The Merger remains subject to customary closing conditions including, among others, the receipt of necessary antitrust and regulatory approvals and the accuracy of representations and warranties made in the Merger Agreement. Assuming timely satisfaction of the necessary closing conditions, we currently expect the Merger to close by mid-2017. See risks that may occur related to this pending merger included in Item 1A - Risk Factors.
Current Operations
We are comprised of two strategic business reporting segments, Industrial Performance Products and Industrial Engineered Products. In addition, we have our Agrochemical Manufacturing reporting segment which represents ongoing activity with Platform Specialty Products Corporation (“Platform”) under the supply agreements and a tolling agreement (collectively, the “supply agreements”) that we entered into in connection with the sale of our Chemtura AgroSolutions business to Platform in 2014.

The primary economic factors that influence the operations and net sales of our Industrial Performance Products (“Industrial Performance”) and Industrial Engineered Products (“Industrial Engineered”) segments (collectively referred to as “Industrials”) are demand conditions in industrial, electronics, energy, residential and commercial construction, and transportation markets. Other factors affecting our financial performance include industry capacity, customer demand, raw material and energy costs, and sales prices. Selling prices are heavily influenced by the global demand and supply for the products we produce and competitor behavior. We seek to pursue selling prices that reflect the value our products deliver to our customers, while seeking to pass on higher costs for raw material and energy to preserve our profit margins. The risks that may impact our performance are included in Item 1A - Risk Factors.
OVERVIEW OF OUR PERFORMANCE
In 2016, we continued to deliver shareholder value. We increased segment operating income compared to 2015 despite weakness in demand and increased competition in several of the markets we serve. We took initiatives to continue to strengthen our balance sheet and generate net cash provided by operations. We executed upon our stated strategy to gain scale in industrial specialty chemicals to accelerate shareholder value creation. Some of our major accomplishments in 2016 included:

•
In September 2016, we entered into the Merger Agreement with Lanxess. The transaction will provide our businesses the scale we have sought in industrial specialty chemicals while accelerating value creation for our shareholders. The $33.50 purchase price per share is more than twice the value of our common stock upon the emergence from Chapter 11 reorganization in 2010.

•
Our Industrial Engineered segment increased operating income in 2016 by 62% compared to 2015. Our Industrial Performance segment increased operating income in 2016 by 5% compared to the prior year despite difficult demand conditions in a number of the markets they serve. On a consolidated basis, excluding the non-cash pension settlement charge of $162 million (related to the pension annuity transaction discussed below) and costs associated with the Lanxess transaction of $13 million, operating income increased by 36% in 2016, compared to 2015.

•
In February 2016, our Chemtura Corporation Retirement Plan (the "US Qualified Plan") entered into a purchase agreement for a group annuity contract, transferring payment responsibility for retirement pension benefits of approximately 5,000 U.S. retirees, or their designated beneficiaries. As a result, our overall projected pension benefit obligation was reduced by $363 million based on the valuation date of February 17, 2016. This pension annuity transaction was another step in our successful initiatives over the last five years to de-risk our pension benefit obligations.

•
In June 2016, we repaid $39 million of our senior secured term loan facility due August 2016 (the "Term Loan") with cash-on-hand and then amended and restated the facility, extending maturity of the remaining $1 million balance to preserve flexibility for any future financing needs.

•
During 2016, we purchased 4.5 million shares for $116 million under our share repurchase program. Due to the pending merger transaction with Lanxess, we have ceased share repurchases and the share repurchase program expired in December 2016. However, since the inception of this program in 2011, we have returned almost $1 billion in value to shareholders through the purchase of 42.3 million of our shares of common stock at an average price of $23.10 per share.

•
We continued to demonstrate positive cash flows from operating activities. Net cash flow provided by operating activities was $137 million in 2016. Excluding the $35 million special cash contribution to the US Qualified Plan after the pension annuity transaction and cash costs of $9 million associated with the Lanxess transaction, net cash flow provided by operating activities was $181 million in 2016 compared with $159 million in 2015.

•
With the combination of improved operating profitability and cash flows and the reduction in debt outstanding, we ended 2016 with our total debt lower than our long term financial goal of 2 times Adjusted EBITDA (Adjusted EBITDA is defined in this section under the heading ADJUSTED EBITDA) at 1.7 times.

•
We continued to reduce the number of our legal entities, primarily through liquidation or merger, reducing regulatory and other compliance cost and simplifying our operations. As a result, in the fourth quarter of 2016, we recorded a $2 million loss due to the release of accumulated foreign currency translation adjustments on these liquidations.

RESULTS OF OPERATIONS
2016 COMPARED TO 2015
Overview
Consolidated net sales were $1.7 billion in 2016 or $91 million lower than 2015 due to lower sales volume of $72 million, lower sales prices of $18 million and unfavorable foreign currency translation of $1 million.
The decrease in net sales from the prior year reflected the impact of certain market conditions on our volumes coupled with reductions in sales price under contractual requirements. Our Industrial Performance segment reported the majority of the sales price decline where we lowered sales prices for our petroleum additives products as we passed along the benefit of raw material cost reductions to our customers as required under formula-based pricing agreements coupled with lower sales prices for urethane products used in mining and gas applications due to weak market conditions throughout 2016. Our Industrial Engineered segment reported improved sales prices, primarily for Emerald Innovation 3000TM and bromine and bromine-based derivative products which offset lower prices for certain of our organometallics products. All of our segments reported lower volumes with the most significant reductions in both our Industrial Performance and Agrochemical Manufacturing segments. Volume in the Industrial Performance segment grew in our detergents, inhibitor and intermediate products; however, those improvements were offset primarily by weak market conditions for products used in mining and oil and gas production applications, lower volumes in certain synthetic lubricants and base stock products and unfavorable product mix. Our Industrial Engineered segment reflected strong volumes in our Emerald Innovation 3000TM, bromine and bromine-based derivative and organometallic products. However, the impact of the weak market conditions for our clear brine fluids used in offshore deep oil well drilling and the termination of certain supply agreements in June 2015 offset these improvements. Our Agrochemical Manufacturing segment showed a revenue decline as a result of changing from a supply agreement to a tolling agreement at our Brazil location. Under the tolling arrangement, the customer now supplies certain raw materials for our Brazilian facility to convert to finished products and as a result the sales prices were reduced by the value of the raw material cost we no longer had to incur.
Gross profit in 2016 was $473 million, an increase of $40 million compared to $433 million in 2015. Gross profit as a percentage of sales increased to 29% in 2016 compared with 25% in 2015. The increase in gross profit was primarily due to lower raw material and distribution costs, favorable manufacturing absorption variances primarily for our Emerald Innovation 3000™ and organometallics products, overall favorable product mix and the favorable effect of foreign currency exchange translation offset in part by the effect of lower sales prices. In addition, 2015 included a charge of $8 million related to an increase in our inventory reserves for a discontinued product.
Selling, general and administrative (“SG&A”) expense of $143 million was $8 million lower than 2015. The reduction in SG&A from the prior year is primarily related to lower pension and other post-retirement benefit accruals, a reduction in outside consulting and other fees related to cost saving initiatives that showed the full impact in 2016 and the receipt of certain licensing income offset in part by higher accruals for our management incentive programs as a result of our strong performance in 2016.
Facility closures, severance and related costs in 2016 were $1 million compared with $3 million for 2015 primarily related to initiatives to reduce manufacturing and SG&A costs within our Industrials businesses. Our restructuring plans are described in more detail in Note 3 - Restructuring and Assets Impairment Activities in our Notes to Consolidated Financial Statements.
Merger and integration costs reported in 2016 were $13 million which are primarily comprised of legal and other fees associated with the signing of the Merger Agreement with Lanxess. Additionally, included in these costs is a charge related to the commitment to surrender our Addivant preferred shares along with a cash payment of $1 million related to a modification of a non-compete agreement entered into in conjunction with the sale of our antioxidants business to Addivant in 2013, which was modified contemporaneously with the signing of our Merger Agreement with Lanxess.
In February 2016, the Qualified Plan entered into a purchase agreement for a group annuity contract transferring payment responsibility for the pension benefits of certain retirees. As a result, we recorded a pre-tax non-cash pension settlement charge of $162 million. For further information on this pension annuity transaction, see Note 13 - Pension and Other Post-Retirement Benefit Plans in our Notes to Consolidated Financial Statements.
Other Non-Operating Income and Expense
Interest expense of $32 million during 2016 was $2 million higher than 2015, primarily due to lower capitalized interest offset by lower interest expense from the repayment of our Term Loan.

Other expense, net was less than a million for 2016 compared with other income, net of $20 million for 2015. Other expense, net in 2016 included a loss of $2 million related to the release of cumulative translation adjustments associated with the rationalization of certain European subsidiaries that were no longer required offset by realized and unrealized foreign exchange gains and losses. Other income, net in 2015 included a gain of $8 million related to the release of cumulative translation adjustments associated with the rationalization of certain European subsidiaries that were no longer required and a gain of $3 million related to the sale of the 2 million shares of Platform common stock received from the sale of the Chemtura AgroSolutions business. The remaining activity primarily reflected realized and unrealized foreign exchange gains or losses, most significantly related to the strengthening of the U.S. Dollar against foreign currencies.
The income tax expense in 2016 was $29 million compared with $16 million in 2015. The tax expense reported in 2016 reflected a tax benefit of $33 million, recorded in the first quarter of 2016, related to the pension annuity transaction. The tax expense reported in 2015 reflected a benefit of $22 million for foreign tax credits generated in the current year and carried back to 2014 to offset previously paid taxes.
Loss from continuing operations for 2016 was $15 million, or $0.24 per diluted share, as compared with earnings from continuing operations of $136 million, or $1.98 per diluted share in 2015.
The following table describes the major factors impacting net sales and operating income for each of our segments:

Net Sales (in millions)	Industrial Performance	Industrial Engineered	Agrochemical Manufacturing	Total
2015	$886	$722	$137	$1,745
Changes in sales prices	(30)	12	—	(18)
Unit volume and mix	(31)	(14)	(27)	(72)
Foreign currency	(2)	1	—	(1)
2016	$823	$721	$110	$1,654

Operating Income (in millions)	Industrial Performance	Industrial Engineered	Agrochemical Manufacturing	General corporate expense	Other charges (b)	Total
2015	$141	$58	$35	$(64)	$(8)	$162
Price over raw materials (a)	3	20	—	—	—	23
Unit volume and mix	—	(4)	2	—	—	(2)
Foreign currency	3	3	—	—	—	6
Manufacturing cost and absorption	2	13	—	—	—	15
Distribution cost	5	(2)	—	—	—	3
Depreciation and amortization expense	(2)	5	—	5	—	8
Facility closures, severance and related costs	—	—	—	—	2	2
Merger and integration costs	—	—	—	—	(13)	(13)
Sale of business			—		3	3
Pension settlement	—	—	—	—	(162)	(162)
Other	(4)	1	—	4	—	1
2016	$148	$94	$37	$(55)	$(178)	$46

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
The following is a discussion of the results of our segments for 2016 compared with 2015.
Industrial Performance Products
Our Industrial Performance segment reported higher operating income on lower net sales for 2016 as compared with 2015.

The decline in net sales reflected volume declines, weaker product mix and lower overall sales prices. Our petroleum additives products reported modestly higher volumes with improvement in our detergents, inhibitors and intermediates product lines. Our inhibitor and intermediate products benefited from the market tightness with the temporary shutdown of one of our Asian competitor’s plants during the third quarter of 2016 while the improvement in detergent products was the result of new business. The benefit of these gains were partially offset by lower volumes for certain synthetic lubricants and base stock products and an overall weaker product mix. Our urethane products reflected lower volumes throughout 2016 due to soft demand for mining and oil and gas applications. Lower average sales prices reflected price reductions which were the result of passing along the benefit of raw material cost reductions to our customers, as required under formula-based contract pricing agreements coupled with some additional declines in price to respond to competitive conditions in weaker demand environments such as those for urethanes products in mining and oil and gas production applications.
Despite the reduction in net sales, operating income compared with 2015 was $7 million higher due to favorable price over raw materials, lower manufacturing and distribution costs, favorable inventory adjustments and the favorable impact of foreign currency exchange on our costs partially offset by higher SG&A expense. Included in 2016 is the recognition of approximately $2 million in income on a technology license and a $2 million charge related to the resolution of a disputed multi-year state excise tax matter.

Additionally, during the fourth quarter of 2016, our Amsterdam, The Netherlands facility experienced a process incident which has temporarily shutdown our PAO plant for further investigation and subsequent repair. Certain costs, as a result of the incident, have been reimbursed by our insurer and we anticipate the remaining costs of the repair will be covered by insurance. We expensed the insurance deductible in the fourth quarter of 2016 and charged the incurred unabsorbed fixed costs of the facility to cost of goods sold. We have fulfilled through December 31, 2016 and will continue to fulfill our customers' supply needs from production at our Elmira, Canada facility and inventory on hand.

Industrial Engineered Products
Our Industrial Engineered segment reported lower net sales but higher operating income for 2016 compared with 2015.
Net sales for our Industrial Engineered segment reflected overall increases in sales prices despite reductions in volume and unfavorable product mix. Sales prices in our Emerald Innovation 3000TM products and bromine and bromine derivative sustained the gains made during 2015 and offset some decline in sales prices for certain of our organometallic products due both to competitive conditions and growth initiatives. We experienced notable volume increases in our polymerization co-catalyst and tin specialty products as a result of an increase in our customer base over 2015. Our Emerald Innovation 3000TM volumes and the return of our bromine sales to levels prior to the strike of our supplier in 2015 partially offset volume declines in our clear brine fluids used in offshore deep oil well drilling, the termination of certain supply agreements due to our choice to close our Adrian, MI facility which occurred in June 2015 and the timing of orders for our industrial water treatment products. The reduced volumes in our clear brine fluid products was seen most strongly in the first half of 2016 due to lower exploration activity caused by the reduction in oil prices. Volumes improved in the second half of 2016 but remained significantly below 2015 levels.
In 2016, we generated $94 million in operating profit, a $36 million increase over 2015. The effect of the volume decline on sales was partly mitigated in our gross margin by favorable product mix, where a larger portion of the reduced volume was related to our lower margin products. Operating income further benefited from the full-year benefit of the increases in sales prices in 2015, lower raw material costs and favorable manufacturing absorption variances primarily related to the increased production for Emerald Innovation 3000TM and organometallics products. Included in 2015 was a charge of $8 million to increase our inventory reserves for a discontinued product. Increases in distribution costs are related to the increase in volumes noted above and were offset by reductions in SG&A primarily due the full realization of cost reduction actions taken in 2015.

Agrochemical Manufacturing
The Agrochemical Manufacturing segment reported lower net sales and slightly higher operating income in 2016 compared with 2015.
The decrease in net sales is primarily the result of a change from a supply agreement to a tolling agreement in Brazil which occurred in the second quarter of 2016. The change to a tolling agreement does not impact our gross margin, as the agreement continues to only reimburse costs incurred. However, subsequent to the change we no longer purchase or sell the raw material component of the products produced which reduced the value of net sales and cost of sales by similar amounts. The results for 2016 and 2015 included $38 million in net sales and operating income related to the non-cash amortization, net of accretion, of a below-market contract obligation that was recorded as part of the Chemtura AgroSolutions divestiture in 2014.

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
Corporate expense was $55 million and $64 million in 2016 and 2015, respectively, which included amortization expense related to intangible assets and depreciation expense of $9 million and $14 million in 2016 and 2015, respectively. The remaining decrease in our corporate expense in 2016 is primarily related to a decrease in our pension and other post-retirement benefit expense and lower accruals for environmental obligations and project costs. The reductions were offset in part by higher accruals for our management incentive plans as a result of our improved performance in 2016.

2015 COMPARED TO 2014
The sale of our Chemtura AgroSolutions business in November 2014 did not meet the criteria to be reported as a discontinued operation and, therefore, our results from continuing operations include the historical financial information of that business through the date of sale. Given the sale of our Chemtura AgroSolutions business to Platform in 2014, a discussion of the results of operations for the consolidated Company for the year ended December 31, 2015 compared with 2014 is less meaningful to investors due to the sale and the change in the nature of the operations associated with our Agrochemical Manufacturing business from a market participant to a supplier of products to Platform under the supply agreements.
We determined that the most effective way to present to investors the change in results of continuing operations for the year ended December 31, 2015 compared with the year ended December 31, 2014, is to provide separate discussions of the changes in our consolidated results for the Industrial Performance and Industrial Engineered segments, coupled with our Corporate reporting segment (collectively referred to as our "Core Segments") and then separately for the Agrochemical Manufacturing segment.
The table below presents the results of operations of the consolidated Company including the Agrochemical Manufacturing segment through operating income. The table then segregates the results of operations for our Core Segments and our Agrochemical Manufacturing segment. The discussion of the components of operating income included in the section titled Overview only reflect changes related to the Core Segments. A separate discussion regarding the changes in results of operations of the Agrochemical Manufacturing segment is presented in each section under the heading “Agrochemical Manufacturing”.
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
For a further discussion on the sale of our Chemtura AgroSolutions business and the ongoing supply agreements with Platform, as well as the sale of our Antioxidant and Consumer Products businesses, see Note 2 - Mergers and Divestitures in our Notes to Consolidated Financial Statements.
Additionally, the following discussion relates only to our income from continuing operations and does not include our discontinued operations reported only in 2014.

	2015			2014
		Agrochemical	Core		Agrochemical	Core
(in millions)	Consolidated	Manufacturing	Segments	Consolidated	Manufacturing	Segments
Net Sales	$1,745	$137	$1,608	$2,190	$403	$1,787
Cost of goods sold (1)	1,312	97	1,215	1,682	239	1,443
Gross Profit (1)	433	40	393	508	164	344
Selling, general and administrative	151	1	150	234	60	174
Depreciation and amortization	93	4	89	102	8	94
Research and development	20	—	20	36	10	26
Facility closures, severance and related costs	3	—	3	25	—	25
Loss (gain) on sale of business	4	—	4	(529)	—	(529)
Impairment charges	1	—	1	—	—	—
Pension settlement	—	—	—	21	—	21
Equity income	(1)	—	(1)	—	—	—
Operating Income	$162	$35	$127	$619	$86	$533
(1) - Excludes depreciation and amortization expense which are shown separately.

Overview
Consolidated net sales of our Core Segments were $1.6 billion in 2015, $179 million lower than in 2014 due to lower sales volume of $129 million, unfavorable foreign currency translation of $38 million and lower sales prices of $12 million.
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
SG&A expense of $150 million was $24 million lower than 2014. Our SG&A for 2014 included $18 million of expenses we incurred in connection with the sale of our Chemtura AgroSolutions business. The remaining reduction in SG&A expense from 2014 is the result of our various cost savings initiatives that we announced at the end of 2014, including the elimination of stranded costs associated with our Chemtura AgroSolutions business, offset in part by higher cost accruals under our employee benefit and management incentive plans in 2015 compared to last year due to our improved performance.
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
In September 2014, we offered vested pension plan participants in our U.S. qualified pension plan who were no longer employed by the Company a limited time opportunity to take their pension benefits as a one-time single lump sum or an immediate annuity. As a result, we recorded a pre-tax non-cash pension settlement charge of $21 million. For further information on this pension annuity transaction, see Note 13 - Pension and Other Post-Retirement Benefit Plans in our Notes to Consolidated Financial Statements.
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
The following table describes the major factors impacting net sales and operating income for each of our segments:

Net Sales (in millions)	Industrial Performance Products	Industrial Engineered Products	Subtotal Core Segments	Agrochemical Manufacturing	Total
2014	$987	$800	$1,787	$403	$2,190
Changes in sales prices	(24)	12	(12)	—	(12)
Unit volume and mix	(55)	(74)	(129)	(2)	(131)
Foreign currency	(22)	(16)	(38)	—	(38)
Below market contract obligation	—	—	—	32	32
Divestiture	—	—	—	(296)	(296)
2015	$886	$722	$1,608	$137	$1,745

Operating Income (in millions)	Industrial Performance Products	Industrial Engineered Products	General corporate expense	Other charges (b)	Subtotal Core Segments	Agrochemical Manufacturing	Total
2014	$106	$16	$(72)	$483	$533	$86	$619
Sale of business	—	—	—	(533)	(533)	—	(533)
Costs associated with the sale of Chemtura AgroSolutions	—	—	18	—	18	—	18
Divestitures	—	—	—	—	—	(86)	(86)
Subtotal	106	16	(54)	(50)	18	—	18
Price over raw materials (a)	32	28	—	—	60	—	60
Unit volume and mix	(27)	(17)	—	—	(44)	(1)	(45)
Foreign currency	6	1	—	—	7	—	7
Manufacturing cost and absorption	11	17	—	—	28	—	28
Distribution cost	(3)	9	—	—	6	—	6
Below market contract obligation	—	—	—	—	—	32	32
Depreciation and amortization expense	6	(3)	2	—	5	4	9
Pension settlement	—	—	—	21	21	—	21
Facility closures, severance and related costs	—	—	—	22	22	—	22
Impairment charges	—	—	—	(1)	(1)	—	(1)
Other	10	7	(12)	—	5	—	5
2015	$141	$58	$(64)	$(8)	$127	$35	$162

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

(b)	Includes facility closures, severance and related costs, gain (loss) on sale of business, impairment charges and pension settlement.
The following is a discussion of the results of our segments for 2015 compared with 2014.
Industrial Performance Products
Our Industrial Performance segment reported higher operating income on lower net sales for 2015 as compared with 2014.
The decline in net sales resulted from changes in product mix predominantly in our petroleum additives products coupled with overall lower sales volume in both petroleum additives and urethanes product lines. Net sales further declined due to overall lower average sales prices, the result of lower raw material costs and the unfavorable effects of foreign currency translation. As 2015 progressed, we felt the effects of lower demand as our customers began to manage inventory as demand in mining and oil and gas application products weakened. This weakening affected our product mix as we retained a higher volume of some of our lower margin products. Net sales were further impacted by the strengthening of the U.S. Dollar against major foreign currencies resulting in the value of net sales in foreign currency translating to lower U.S. Dollar sales in 2015 as compared with 2014. Overall lower sales prices particularly for our petroleum additives products were principally the result of our contractual and negotiated agreements that in certain circumstances result in reductions in sales prices when certain raw material costs decline.

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

The benefit of our cost savings initiatives and the increase in sales prices offset the reduction in net sales. In 2015, we generated $58 million in operating profit, a $42 million increase over 2014. The effect of sales volume declines on operating income were offset by the benefit of price over raw material costs, lower manufacturing and distribution costs and lower SGA&R. Operating profit in 2015 was impacted by an $8 million charge to increase our inventory reserves for a discontinued product. By the third quarter of 2015, we had realized the full benefit of our cost reduction initiatives announced in the fourth quarter of 2014, although part of that benefit was offset by the absorption effects of lower sales volume and the increase in our inventory reserves.

Corporate
General corporate expense was $64 million and $72 million in 2015 and 2014, respectively, which included amortization expense related to intangible assets and depreciation expense of $14 million and $16 million in 2015 and 2014, respectively. Our 2014 corporate expense included $18 million of non-recurring costs related to the sale of our Chemtura AgroSolutions business. The remaining increase in corporate expense in 2015 is the result of higher accruals under our employee benefit and management incentive plans in 2015 compared to last year due to improved performance coupled with higher accruals for environmental obligations and project costs partly offset by lower costs as a result of our cost savings initiatives.
Agrochemical Manufacturing
In the first ten months of 2014, our Chemtura AgroSolutions business manufactured and resold agrochemical products to third party distributors and customers. In November 2014, we sold our Chemtura AgroSolutions business to Platform. Under the terms of the sale agreement with Platform, we retained most of the property, plant and equipment used to manufacture products for the Chemtura AgroSolutions business and are continuing to manufacture products for Platform under the supply agreements. We operated under the supply agreements for the two months ended December 31, 2014 and for the twelve months ended December 31, 2015. Therefore, the results of operations in 2014 are not comparable to the result of operations in 2015. In light of the incomparability, we have only provided discussion of the results of operations for 2015 and the net sales and operating profit of this segment prior to the sale in 2014.
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
For the year ended December 31, 2015, the Agrochemical Manufacturing segment net sales were $137 million, which included $38 million related to the recognition of our fulfillment of the obligation, net of accretion, related to the below-market supply agreements. For the two month period ended December 31, 2014, the Agrochemical Manufacturing segment net sales were $22 million, which included $6 million related to the recognition of our fulfillment of the obligation, net of accretion related to the below-market supply agreements.
Operating income for the year ended December 31, 2015 was $35 million compared with $6 million for the two months ended December 31, 2014. As the contracts were designed to recover a majority of the costs incurred, operating income reflected the recognition of the obligation, net of accretion, related to the below-market supply agreements, less a small amount of depreciation and amortization that is not included as part of the recoverable costs.
Previous Results of the Chemtura AgroSolutions Business (Pre-Divestiture)
Net sales of the Chemtura AgroSolutions business for the ten months ended October 31, 2014 were $381 million and operating income was $80 million.
ADJUSTED EBITDA
Adjusted EBITDA is a financial measure that is not calculated or presented in accordance with generally accepted accounting principles (“GAAP”). While we believe that such measures are useful in evaluating our performance, investors should not consider them to be a substitute for financial measures prepared in accordance with GAAP. In addition, the financial measures may differ from similarly titled financial measures used by other companies and do not provide a comparable view of our performance relative to other companies in similar industries. Adjusted EBITDA for 2016, 2015 and 2014 was calculated as follows:

(In millions)	2016	2015	2014
Net (loss) earnings	$(15)	$136	$763
Interest expense	32	30	45
Loss on early extinguishment of debt	—	—	7
Other income, net	—	(20)	(12)
Income tax expense (benefit)	29	16	(192)
Earnings from discontinued operations, net of tax	—	—	(1)
Loss on sale of discontinued operations, net of tax	—	—	9

Operating income	46	162	619
Depreciation and amortization	85	93	102
Agrochemical Manufacturing supply agreements	(38)	(38)	(6)
Operational facility closures, severance and related costs	1	3	25
Merger and integration costs	13	—	—
Loss (gain) on sale of business	1	4	(529)
Pension settlement	162	—	21
UK pension benefit matter	—	—	(4)
Non-cash share-based compensation	13	12	14
Costs associated with the sale of Chemtura AgroSolutions	—	—	18
Other adjustments	(1)	1	2
Adjusted EBITDA	$282	$237	$262

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
Senior Notes

In July 2013, we issued in a registered public offering $450 million of 5.75% Senior Notes due 2021 (the "2021 Senior Notes"). As of December 31, 2016, $450 million remained outstanding. The 2021 Senior Notes are callable at pre-determined fixed rates under the terms described in the 2021 Senior Notes indenture. If we experience certain kinds of changes in control coupled with certain kinds of credit rating downgrades of the 2021 Senior Notes, in each case as defined in the indenture governing the 2021 Senior Notes (the "2021 Indenture"), we may be required to offer to repurchase all of the 2021 Senior Notes at a redemption price (subject to limitations as described in the 2021 Indenture) equal to 101% of the aggregate principal amount plus accrued and unpaid interest. Our Merger with Lanxess would constitute a change of control as defined in the 2021 Indenture.
Loans
In August 2010, we entered into a senior secured term loan facility due 2016 with Bank of America, N.A., as administrative agent, and other lenders party thereto, for an aggregate principal amount of $295 million (the "Term Loan"). The balance outstanding was reduced over time by prepayments of principal, such that by June 30, 2016 only $1 million of principal remained outstanding. In July 2016, we amended our Term Loan to provide for a new $1 million term loan to refinance the outstanding principal of the existing Term Loan. The interest rate for the new term loan is identical to and maintains substantially identical collateral, covenants, events of default, representations and warranties and other terms as the original Term Loan, but with an extended maturity date to July 2017, a waiver of the prepayment requirements for proceeds of asset sales and annual excess cash flow, and a reduction of the annual administrative agency fee. As of December 31, 2016, $1 million remained outstanding.
We maintain a 5 year secured credit facility of CNY 250 million (approximately $40 million) available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch (“ABC Bank”).  The China Bank Facility has been used for funding construction of our manufacturing facility in Nantong, China and is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd.. Repayments of principal are made in semi-annual installments through December 2017. As of December 31, 2016, $8 million remained outstanding under the China Bank Facility, which is classified as short term borrowings in our Consolidated Balance Sheet as it matures in December 2017.
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
At December 31, 2016, we had no borrowings under the 2018 ABL Facility. However, we had $14 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilized available capacity under the facility. At December 31, 2016, based upon the available borrowing base, we had approximately $154 million of undrawn availability under the 2018 ABL Facility. The 2018 ABL Facility Agreement contains change in control provisions. Our Merger with Lanxess would constitute a change in control under the 2018 ABL Facility Agreement.
We have an uncommitted revolving facility with Bank of America, N.A., Shanghai Branch for supporting the general working capital requirements of our Chinese entities. The facility currently provides for borrowings of up to $10 million. The loans under the facility bear interest at a rate determined from time to time by the bank based on the prevailing People's Bank of China Lending Rate. At December 31, 2016, we had borrowings of $8 million under this facility.
Covenants
These financing facilities, excluding the China Bank Facility and the revolving facility with Bank of America, N.A., Shanghai Branch, contain covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures. As of December 31, 2016, we were in compliance with the maintenance covenant requirements of these financing facilities.
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
During 2016, we purchased 4.5 million shares for $116 million under our share repurchase program. Due to the pending Merger Transaction with Lanxess, we have ceased share repurchases and the program expired in December 2016.
A further discussion of our share repurchase programs is included in Note 10 - Capital Stock and Earnings (Loss) per Common Share in our Notes to Consolidated Financial Statements.
Pension Annuity Transactions
In February 2016, the US Qualified Plan entered into a purchase agreement for a group annuity contract transferring payment responsibility for retirement pension benefits of approximately 5,000 retirees in the U.S. or their designated beneficiaries. By irrevocably transferring the pension obligations, our overall projected pension benefit obligation was reduced by $363 million, based on the valuation date as of February 17, 2016. The annuity purchase price was $354 million and was funded by the assets of the US Qualified Plan. Additionally, we contributed $35 million of cash to the US Qualified Plan during the first quarter of 2016 to maintain the US Qualified Plan's funded status at the approximate level that existed prior to the pension annuity transaction. With this cash contribution, we did not make any further cash contributions to the US Qualified Plan in 2016 and the level of cash contributions in future years will now be lower than we would have projected prior to the pension annuity transaction.
In September 2014, we offered vested pension plan participants in our U.S. qualified pension plan who were no longer employed by the Company a limited time opportunity to take their pension benefits as a one-time single lump sum or an immediate annuity. Based on the elections received, we reduced our projected benefit obligation and plan assets by $52 million which resulted in a settlement charge in 2014 of $21 million.
Additional information is included in Note 13 - Pension and Other Post-Retirement Benefit Plans in our Notes to Consolidated Financial Statements.
Non-Cash Income
In November 2014, we completed the sale of our Chemtura AgroSolutions business to Platform Specialty Products Corporation ("Platform") and have continued to manufacture products for Platform under several supply agreements and a tolling agreement (collectively, the "supply agreements"). The supply agreements have minimum terms of between two and four years.
The supply agreements with Platform are designed to recover the cash costs incurred to manufacture the products under the agreement. As such, the supply agreements are considered below-market contracts for their full term. In 2014, we recorded an obligation of $230 million, on a discounted basis, which represents the loss of profit on the sale of these products over the terms of the supply agreements, including contractual obligations to continue supply for a period of up to 2 years after the termination of the supply agreements. The recognition of the obligation, along with the accretion of the obligation to its undiscounted value of $345 million, is being recorded as net sales on a straight-line basis over the term of each supply agreement. Although the recognition of the obligation will be recorded as net sales to the Agrochemical Manufacturing segment over this period, this recognition will not generate cash flows during the term of the supply agreements. The change in this obligation that is included in net sales for the year ended December 31, 2016 was $38 million.
For further discussion of the Chemtura AgroSolutions sale, see Note 2 — Mergers and Divestitures in our Notes to Consolidated Financial Statements.
Cash Flows from Operating Activities
Net cash provided by operating activities was $137 million in 2016 compared with net cash provided by operating activities of $159 million in 2015 and net cash used in operating activities of $78 million in 2014. Changes in key accounts are summarized below:

Provided by (used in)
(In millions)	2016	2015	2014
Accounts receivable	$(11)	$24	$(89)
Inventories	(5)	(5)	(31)
Accounts payable	5	(18)	4
Pension and post-retirement health care liabilities	(60)	(28)	(48)

Cash Flows in 2016
During the year ended December 31, 2016, accounts receivable used cash flows of $11 million since December 31, 2015, primarily driven by an increase in days sales outstanding in our Industrial Engineered and Agrochemical Manufacturing segments in the fourth quarter of 2016 compared with the same quarter of 2015 offset by lower sales in our Industrial Performance segment for the same comparison periods.
Inventory used cash flows of $5 million since December 31, 2015 primarily driven by higher inventory levels in our Industrial Engineered segment. The higher inventory levels for the Industrial Engineered segment was primarily due to planned increases in inventory to accommodate the switch of products and the timing of their manufacturing. These inventory increases were partly offset by the utilization of inventory on hand in our Industrial Performance segment to fill orders while our PAO plant in Amsterdam, The Netherlands facility was idled following a process incident and as a result of inventory management strategies.
Accounts payable represented a source of cash flows of $5 million for the year ended December 31, 2016 primarily the result of increased purchases in our Industrial Engineered segment, particularly for our organometallic products, for raw materials related to an increase in product demand and an increase in our Agrochemical Manufacturing segment as we begin to prepare for increases in demand due to the agricultural growing season in early 2017. Our Corporate segment reported an increase related to higher value added tax collections in the last quarter of 2016 as compared to the same quarter in 2015. These increases were partly offset by a decline in purchases in our Industrial Performance segment where we utilized inventory-on-hand to fulfill orders and strategically manage inventory levels.
We used $60 million of cash flow for pension and post-retirement health care liabilities in large part due to our $35 million contribution to the US Qualified Plan described earlier. Cash contributions to fund pension and post-retirement benefit liabilities were $60 million for the year ended December 31, 2016 which included $44 million for domestic plans and $16 million for international plans.
Cash flows from operating activities in 2016 were adjusted by the impact of certain non-cash and other charges, which primarily included the pension settlement charge of $162 million in connection with the pension annuity transaction, depreciation and amortization expense of $85 million, share-based compensation expense of $13 million and merger and integration costs related to the modification of the non-compete agreement with Addivant of $4 million, offset by the recognition of the obligation, net of accretion, for the below-market obligations with Platform of $38 million.
Cash Flows in 2015
During the year ended December 31, 2015, accounts receivable generated cash flows of $24 million since December 31, 2014, primarily driven by decreases in the accounts receivable balances of our Industrial Performance and Industrial Engineered segments. The Industrial Performance segment's decline in accounts receivable was the result of lower net sales and lower sales prices as we passed along a reduction in raw material costs to certain customers in accordance with formula-based contract pricing agreements. Our Industrial Engineered segment's accounts receivable was lower due primarily to lower net sales, primarily related to volume declines coupled with an improvement in collections as compared to 2014. Accounts receivable in our Agrochemical Manufacturing segment also declined from last year due to improved collections from Platform.
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

Accounts payable used cash flows of $18 million for the year ended December 31, 2015 primarily the result of a decrease in accounts payable in our Industrial Performance segment most notably related to the lower cost of raw materials and the timing of our purchases coupled with lower capital spending for our Nantong, China facility since December 31, 2014. This decrease was offset by an increase in accounts payable in our Industrial Engineered segment principally related to negotiated longer payment terms with our vendors. Our Agrochemical Manufacturing segment accounts payable decreased since December 31, 2014 due to the timing of production for Platform under the supply agreements.
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
Cash Flows in 2014
The impact of changes in working capital of the Chemtura AgroSolutions business through the date of sale in November 2014 are included in the table above. During the year ended December 31, 2014, accounts receivable represented a use of cash of $89 million since December 31, 2013, primarily driven by increases in the accounts receivable balances of our Agrochemical Manufacturing and Industrial Engineered segments. The Agrochemical Manufacturing segment's increase was primarily due to the increase in demand particularly in North America and Europe for the 2014 growing season, extended terms for certain products in North America, a reduction in the utilization of financing facilities with banks in Brazil coupled with an increase in amounts due from Platform related to production under the supply agreements. The increase in our Industrial Engineered segment accounts receivable was due primarily to stronger sales and longer payment terms in Asia during the last months of 2014 coupled with slower payments from customers in Europe.
Inventory represented a use of cash of $31 million during the year ended December 31, 2014 primarily driven by increases in inventory balances in our Agrochemical Manufacturing and Industrial Performance segments, offset by inventory decreases in our Industrial Engineered segment. Our Agrochemical Manufacturing segment continued to build inventory both prior and subsequent to the sale of the Chemtura AgroSolutions business in anticipation of the 2015 growing season. Increased inventory balances in our Industrial Performance segment from December 31, 2013 is primarily the result of higher raw material prices, lower sales volume in intermediate, inhibitor and detergent petroleum additive products and a build of inventory at our new Amsterdam, The Netherlands plant as production increased throughout 2014. These increases were offset by a reduction in inventory in our Industrial Engineered segment primarily related to additional sales volumes in Emerald InnovationTM 3000 products and clear brine fluids and lower unfavorable manufacturing variances capitalized in 2014 compared with 2013, offset by lower sales volumes for bromine based and PCC products.
Accounts payable represented a source of cash of $4 million for the year ended December 31, 2014, primarily in our Industrial Performance segment due to higher inventory purchases.
Pension and post-retirement health care liabilities represented a use of cash of $48 million primarily due to the funding of benefit obligations.  Cash contributions to fund pension and post-retirement benefit liabilities amounted to $49 million for the year ended December 31, 2014 which included $27 million for domestic plans and $22 million for international plans.
Cash flows from operating activities in 2014 were adjusted by the impact of certain non-cash and other charges, which primarily included a gain on the sale of our Chemtura AgroSolutions business of $529 million (the cash flows associated with the gain being reported in investing activities), a deferred tax benefit of $274 million primarily related to a release of the U.S valuation allowance on certain of our deferred tax assets, depreciation and amortization expense of $102 million, a charge related to the settlement of a pension obligation of $21 million, stock-based compensation expense of $14 million, loss on sale of discontinued operations of $9 million, loss on early extinguishment of debt of $7 million and the recognition of the obligation, net of accretion, for the below-market obligations with Platform of $6 million for the two month period subsequent to the sale.

Cash Flows from Investing and Financing Activities
Investing Activities
Net cash used in investing activities was $82 million for 2016.  Investing activities included capital expenditures of $88 million for U.S. and international facilities, environmental and other compliance requirements offset by $6 million from the collection of the remaining receivable from the sale in 2011 of our 50% interest in Tetrabrom Technologies Ltd.
Net cash used in investing activities was $23 million for 2015.  Investing activities included capital expenditures of $80 million for U.S. and international facilities, environmental and other compliance requirements offset by proceeds from the sale of the Platform shares of $54 million. Also included in investing activities were remaining proceeds net of transaction costs of $3 million primarily from the sale of our Chemtura AgroSolutions business.
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
Financing Activities
Net cash used in financing activities was $151 million for 2016. Financing activities primarily included the repurchase of $116 million of our common stock under our share repurchase programs and the repayment of $39 million in principal of the Term Loan.
Net cash used in financing activities was $189 million for 2015. Financing activities primarily included the repurchase of $150 million of our common stock under our share repurchase programs, the repayment of $42 million in principal of the Term Loan, the repayment of $15 million of our facility with the Agricultural Bank of China, Nantong Branch and payments on other long-term borrowings of $3 million, which were funded from the net after-tax cash proceeds of our business divestitures and cash on hand. Other financing sources in the period were proceeds from the exercise of stock options of $20 million.
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
The following table summarizes our significant contractual obligations and other cash commitments as of December 31, 2016.

(In millions)	Payments Due by Period
Contractual Obligations and Other Cash Commitments*	Total	2017	2018	2019	2020	2021	2022 and Thereafter
Total debt	$471	$19	$2	$—	$—	$450	$—	(a)
Operating leases	34	8	7	7	3	2	7	(b)
Interest payments	133	28	27	26	26	26	—	(c)
Environmental liabilities	61	13	5	5	6	4	28	(d)
Post-retirement health care liabilities	86	8	7	7	7	6	51	(e)
Total	$785	$76	$48	$45	$42	$488	$86

*
Additional information is provided in various footnotes (including Debt, Leases, Legal Proceedings and Contingencies, Pension and Other Post-Retirement Plans, Income Taxes, and Mergers & Divestitures) in our Notes to Consolidated Financial Statements.

(a)
Our debt agreements include various notes and bank loans for which payments will be payable through 2021. Obligations by period reflect stated contractual due dates. We are not required to make any cash payments under our capital lease obligations. Therefore these amounts are excluded from the table above.

(b)
Represents operating lease obligations primarily related to buildings, land and equipment. Such obligations are net of future sublease income and will be expensed over the life of the applicable lease contracts. During 2016, we made payments of $16 million for operating leases.

(c)
Represents interest payments and fees related to our 2021 Senior Notes, Term Loan, ABL Facility and other debt obligations outstanding at December 31, 2016. Assumed interest rates are based upon rates in effect at December 31, 2016.

(d)
We have ongoing environmental liabilities for future remediation and operating and maintenance costs directly related to remediation. We estimate that the ongoing environmental liability could range up to $71 million. We have recorded a liability for ongoing environmental remediation of $61 million at December 31, 2016.

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
We fund our defined benefit pension plans based on the minimum amounts required by law plus additional voluntary contribution amounts we deem appropriate. Estimated future funding requirements are highly dependent on factors that are not readily determinable. These include changes in legislation, returns earned on pension investments, labor negotiations and other factors related to assumptions regarding future liabilities. In 2016, we made contributions of $53 million to our domestic and international pension plans, which included a $35 million discretionary contribution to our qualified domestic plan. We also contributed $7 million to our post-retirement benefit plans (including payments made by us directly to plan participants). See “Critical Accounting Estimates” below for details regarding current pension assumptions. To the extent that current assumptions are not realized, actual funding requirements may be significantly different from those described below. The following table summarizes the estimated future funding requirements for defined benefit pension plans under current assumptions:

	Funding Requirements by Period (a)
(In millions)	2017	2018	2019	2020	2021
Qualified domestic pension plans	$—	$—	$—	$—	$—
International and non-qualified pension plans	15	10	9	10	9
Total pension plans	$15	$10	$9	$10	$9

(a)	Represents minimum amounts required by law or contractual obligations. We may elect to make additional discretionary contributions as deemed appropriate consistent with our past practice.
We have substantial U.S. net operating losses (“NOLs”) as described in Note 9 - Income Taxes to our Consolidated Financial Statements. While our utilization of these NOLs is subject to annual federal NOL limitations under Internal Revenue Code (“IRC”) Section 382, we expect they will substantially reduce the amount of U.S. cash tax payments we are required to make in the foreseeable future.
Other Sources and Uses of Cash
We expect to finance our continuing operations and capital spending requirements with cash flows provided by operating activities, available cash and cash equivalents and the 2018 ABL Facility. Our long-term stated total leverage target remains approximately 2 times Adjusted EBITDA. Our total leverage was lower than this target as of December 31, 2016.
Cash and cash equivalents as of December 31, 2016 were $220 million, of which $33 million was held by Chemtura and our U.S. subsidiaries and $187 million was held by our direct or indirect foreign subsidiaries. The cash and cash equivalents of our foreign subsidiaries are used to fund working capital requirements, make cash contributions to various pension plans and fund capital expenditures. In light of these cash requirements, we consider undistributed earnings of certain foreign subsidiaries to be indefinitely invested in their operations.
As of December 31, 2016, such undistributed earnings of our foreign subsidiaries totaled $457 million. Proceeds received by non-U.S. subsidiaries related to the divestiture of the Chemtura AgroSolutions business were substantially repatriated during 2014. Repatriation of cash held by our foreign subsidiaries could be subject to adverse tax consequences given the potentially higher U.S. effective tax rates and withholding tax requirements in the source country. Estimating the range of tax liabilities that could arise from the repatriation of undistributed earnings of our foreign subsidiaries that are indefinitely reinvested is not practicable at this time.
In addition to letters of credit of $14 million outstanding at December 31, 2016 and 2015, we have guarantees that have been provided to various financial institutions. At December 31, 2016 and 2015, we had $5 million and $6 million, respectively, in guarantees. The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking and credit facilities, vendor deposits and European value added tax (“VAT”) obligations.
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
Pension and Other Post-Retirement Benefits Expense
Our calculation of pension and other post-retirement benefits expense is dependent on a number of factors and assumptions. These factors and assumptions include discount rates, health care cost trend rates, expected long-term rates of return on plan assets, mortality rates, expected salary and wage increases, and other relevant factors. Components of pension and other post-retirement benefits expense include interest and service costs on the pension and other post-retirement benefit plans, expected return on plan assets, settlement charges and amortization of certain unrecognized costs and obligations.  Actual results that differ from the assumptions utilized are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods.  While we believe that the assumptions used are appropriate, differences in actual experience or significant changes in assumptions would affect our pension and other post-retirement benefits costs and obligations. See Note 13 – Pension and Other Post-Retirement Plans in our Notes to Consolidated Financial Statements.
Pension Plans
Pension liabilities are measured on a discounted basis and the assumed discount rate is a significant assumption. At each measurement date, the discount rate is based on interest rates for high-quality, long-term corporate debt securities with maturities comparable to our liabilities. At December 31, 2016, we utilized a discount rate of 4% for our domestic qualified pension plan compared to 4.10% at December 31, 2015. For the international and non-qualified plans, a weighted average discount rate of 2.57% was used at December 31, 2016, compared to 3.46% used at December 31, 2015. As a sensitivity measure, a 25 basis point reduction in the discount rate for all plans would result in an immaterial decrease in pre-tax earnings for 2017.
Domestic discount rates adopted at December 31, 2016 utilized an interest rate yield curve to determine the discount rate pursuant to guidance codified under ASC Topic 715, Defined Benefit Plans (“ASC 715”). The yield curve is comprised of AA bonds with maturities between zero and thirty years.  We discounted the annual cash flows of our domestic pension plans using this yield curve and developed a single-point discount rate matching the respective plan’s payout structure.
A similar approach was used to determine the appropriate discount rates for the international plans. The actual method used varies from country to country depending on the amount of available information on bond yields to be able to estimate a single-point discount rate to match the respective plan’s benefit disbursements.
Our weighted average estimated rate of compensation increase was 2.76% for applicable domestic and international pension plans combined at December 31, 2016. As a sensitivity measure, an increase of 25 basis points in the estimated rate of compensation increase would decrease pre-tax earnings for 2017 by an immaterial amount.
The expected return on pension plan assets is based on our investment strategy, historical experience and expectations for long-term rates of return. We determine the expected rate of return on plan assets for the domestic and international pension plans by applying the expected returns on various asset classes to our target asset allocation.
We utilized a weighted average expected long-term rate of return of 7.50% on all domestic plan assets and a weighted average rate of 5.13% for the international plan assets for 2016.
Asset-class return expectations are set using a combination of historical and forward-looking analyses. Historical returns are evaluated based on an arithmetic average of annual returns derived from recognized passive indices, such as the S&P 500, for the major asset classes. We looked at the arithmetic averages of annual investment returns from passive indices, assuming a portfolio of investments that follow the current target asset allocation for the domestic plans over several business cycles, to obtain an indication of the long-term historical market performance. The historical return estimates that result for each asset class are reviewed and combined with a qualitative assessment of long-term relationships between asset classes before a return estimate is finalized.  The qualitative analysis is targeted towards removing the effect of unsustainable short-term valuations or trends, or capturing structural changes that are not yet reflected in the historical data.  The resulting capital market assumptions are meant to reflect return levels and behavior that are likely to prevail over longer time periods. The geometric return over the past 20 years, the maximum available period of time for the applicable indices, was 10.90%, and over the past 10 years it was 8.80%. Both of these values exceeded the 7.50% domestic expected return on assets for 2016.

The actual return on plan assets for the domestic plans for the year ended December 31, 2016 was 5.2% (net of investment expenses), which was below the expected return on asset assumption for the year. The international plans realized a weighted average return of approximately 22.5% in local currency terms and approximately 3.4% in U.S. dollar terms. Changes in exchange rates resulted in currency losses of $73 million on plan assets, which were mostly offset by currency gains of $70 million on benefit obligations for the international pension arrangements.
Our target asset allocation for the domestic pension plans is based on investing 32% of plan assets in equity instruments, 58% of plan assets in fixed income investments and 10% in all other types of investments. At December 31, 2016, 40% of the portfolio was invested in equities, 50% in fixed income investments and 10% in real estate and other investments.
We have unrecognized actuarial losses relating to our pension plans which have been included in our Consolidated Balance Sheet, but not in our Consolidated Statements of Operations. The extent to which these unrecognized actuarial losses will impact future pre-tax earnings depends on whether the unrecognized actuarial losses are deferred through the asset-smoothing mechanism (the market related value as defined by ASC Topic 715-30, Defined Benefit Plans – Pensions (“ASC 715-30”)), or through amortization in pre-tax earnings to the extent that they exceed a 10% amortization corridor, as defined by ASC 715-30, which provides for amortization over the average remaining participant career or life. The amortization of unrecognized net losses existing as of December 31, 2016 will result in an $8 million decrease to pre-tax earnings for 2017 ($2 million for the qualified domestic plans and $6 million for the international and non-qualified plans). Since future gains and losses beyond 2016 are a result of various factors described herein, it is not possible to predict with certainty to what extent the combination of current and future losses may exceed the 10 percent amortization corridor and thereby be subject to further amortization. At the end of 2016, unrecognized net pre-tax losses amounted to $92 million for the qualified domestic plans and $143 million for the international and non-qualified plans. Of these amounts, $13 million of unrecognized losses for the domestic plans and $57 million of unrecognized gains for the international plans are deferred through the asset smoothing mechanism as required by ASC 715.
The pre-tax pension income for all pension plans was $2 million in 2016, excluding settlement losses. Pension (income) expense is calculated based upon certain assumptions including discount rate, expected long-term rate of return on plan assets, mortality rates and expected salary and wage increases.  Actual results that differ from the current assumptions utilized are accumulated and amortized over future periods and will affect pension expense in future periods.

The following table estimates the future pension (income) expense, based upon current assumptions:

	Pension (Income) Expense By Year
(In millions)	2017	2018	2019	2020	2021
Qualified domestic pension plans	$(5)	$(5)	$(5)	$(5)	$(5)
International and non-qualified pension plans	3	1	(1)	(3)	(5)
Total pension plans	$(2)	$(4)	$(6)	$(8)	$(10)

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
Our contributions to the multi-employer plan for 2016 and prior years have been insignificant. However, due to the withdrawal of certain employers from the plan, there is uncertainty regarding the impact on our future contributions, although any incremental future contributions are not expected to have a significant impact on our financial statements. We will continue to assess our obligations and risks associated to the multi-employer plan, and update our disclosures accordingly.
Other Post-Retirement Benefits

We provide post-retirement health and life insurance benefits for current retired and active employees and their beneficiaries and covered dependents for certain domestic and international employee groups.
The discount rates we adopted for the valuation of the post-retirement health care plans were determined using the same methodology as for the pension plans. At December 31, 2016, we utilized a weighted average discount rate of 3.77% for post-retirement health care plans, compared to 3.97% at December 31, 2015. As a sensitivity measure, a 25 basis point reduction in the discount rate would result in an immaterial change in pre-tax earnings for 2017.
Assumed health care cost trend rates are based on past and current health care cost trends, considering such factors as health care inflation, changes in health care utilization or delivery patterns, technological advances, and the overall health of plan participants. We use health care trend cost rates starting with a weighted average initial level of 6.30% for the domestic arrangements and grading down to an ultimate level of 5%. For the international arrangements, the weighted average initial rate is 6%, grading down to 5%.
The pre-tax post-retirement healthcare expense was less than $1 million in 2016 and is expected to be less than $1 million per year for years 2017 to 2021 based upon the various assumptions discussed above.
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
We anticipate that we will repatriate the undistributed earnings of certain foreign subsidiaries. For the year ended December 31, 2016, we decreased by $3 million the amount of the net deferred tax liability we provide for the U.S. tax consequences of these repatriations, primarily due to currency exchange fluctuations. For the year ended December 31, 2015, we decreased by $10 million, the amount of the net deferred tax liability we provide for the U.S. tax consequences of the repatriations resulting from the sale of our Chemtura AgroSolutions business. We consider undistributed earnings of all other foreign subsidiaries to be indefinitely invested in their operations. At December 31, 2016, such undistributed earnings deemed to be indefinitely reinvested in foreign operations amounted to $457 million. Repatriation of undistributed earnings, currently deemed indefinitely reinvested, would require us to accrue and pay taxes in the future. Estimating the tax liability that would arise if these earnings were repatriated is not practicable at this time.
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
We have a liability for unrecognized tax benefits of $26 million and $27 million at December 31, 2016 and 2015, respectively. This net decrease is due to a $3 million decrease for settlements of tax audits in various foreign jurisdictions during the current year that relate to a liability established in prior years offset by a $2 million increase for unrecognized tax benefits identified during the current year.
ACCOUNTING DEVELOPMENTS
For information on accounting developments, see Note 1 - Nature of Operations and Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements.

OUTLOOK
On September 25, 2016, we entered into the Merger Agreement with Lanxess. The Merger Agreement was subject to customary closing conditions including, among others, approval of the Merger Agreement by Chemtura stockholders, regulatory approvals and the absence of a material adverse effect on our financial condition, business, assets, liabilities or results of operations. Closing is not subject to any vote of Lanxess’ stockholders or any financing condition.
We are pleased, that on February 1, 2017, Chemtura’s shareholders overwhelmingly approved the Merger with Lanxess. We are now focused on obtaining the remaining required regulatory approvals in a number of countries and continue to anticipate that the transaction will close by mid-2017.
In the period until the Merger occurs, we continue to execute upon our chosen strategies and business plans to deliver further earnings growth in 2017, building upon the growth we have delivered in 2015 and 2016. Our business plans for 2017 target obtaining revenue growth from existing and new customers, leveraging the customer contracts we have gained and the new products and applications we have developed in recent years. Both our Industrial Engineered and Industrial Performance segments plan to deliver revenue growth in 2017. By continuing our tight cost disciplines developed over recent years, our initiatives to drive continuous improvement both in our manufacturing plants and in our business processes and our focus on sales and manufacturing excellence, we plan to translate the increase in revenues to further growth in profitability as the year progresses.
We will have challenges too. With oil prices higher today than they were in the first half of 2016, our raw material costs will be higher in the first half of 2017 than they were a year ago. Our challenge will be to pass on these higher input costs to our customers. Underlying growth in many of the industries our customers serve is as low as we have seen in 2016. While global macroeconomic conditions appear benign, we have to focus on innovation and improving customer satisfaction to obtain revenue growth.
We estimate that our capital expenditures will be in the range of $105 million to $115 million in 2017 compared to $88 million we incurred in 2016. We plan to fund this higher level of capital expenditure from net cash provided by operations.
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
The primary currencies to which we have foreign currency exchange rate exposure are the European Union Euro, Canadian Dollar, British Pound Sterling, Taiwanese Dollar, Japanese Yen, Chinese Yuan Renminbi, Swiss Franc and the U.S. Dollar (in certain of our foreign locations). In response to greater fluctuations in foreign currency exchange rates in recent periods, we have increased the degree of exposure risk management activities to minimize the potential impact on earnings.
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
As of December 31, 2016, our financial instruments, subject to foreign currency exchange risk, consist of one forward contract with a total notional amount of $10 million, due August 2017. This contract limits our risk to changes in the U.S. Dollar against the China Yuan Renminbi ("CNY") through the period and represents a net asset position of less than $1 million. We conducted sensitivity analysis on the fair value of our foreign currency hedge instrument assuming an instantaneous 10% change in CNY from its value as of December 31, 2016, with all other variable held constant. A 10% increase in CNY against the U.S. Dollar would result in an increase of $1 million in the fair value of this contract. The sensitivity in fair value of this contract represents changes in fair values estimated based on market conditions as of December 31, 2016, without reflecting the underlying monetary exposures the instrument is hedging. The effect of exchange movements on those anticipated transactions would be expected to mitigate the impacts implied by our sensitivity analysis.
Interest Rate Sensitivity
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments. The interest rate is fixed for $457 million of our debt and capital lease obligations, with the remaining $19 million having variable interest rates. If interest rates on our variable rate debt were, on average, 100 basis points higher in 2017 than they were during 2016, our interest expense would increase by less than $1 million.

Item 8: Financial Statements and Supplementary Data

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2016, 2015 and 2014
(In millions, except per share data)

	2016	2015	2014
NET SALES	$1,654	$1,745	$2,190
COSTS AND EXPENSES
Cost of goods sold	1,181	1,312	1,682
Selling, general and administrative	143	151	234
Depreciation and amortization	85	93	102
Research and development	21	20	36
Facility closures, severance and related costs	1	3	25
Merger and integration costs	13	—	—
Loss (gain) on sale of business	1	4	(529)
Impairment charges	1	1	—
Pension settlement	162	—	21
Equity income	—	(1)	—
OPERATING INCOME	46	162	619
Interest expense	(32)	(30)	(45)
Loss on early extinguishment of debt	—	—	(7)
Other income, net	—	20	12
Earnings from continuing operations before income taxes	14	152	579
Income tax (expense) benefit	(29)	(16)	192
(Loss) earnings from continuing operations	(15)	136	771
Earnings from discontinued operations, net of tax	—	—	1
Loss on sale of discontinued operations, net of tax	—	—	(9)
Net (loss) earnings	$(15)	$136	$763

BASIC PER SHARE INFORMATION:
(Loss) earnings from continuing operations, net of tax	$(0.24)	$2.01	$8.55
Earnings from discontinued operations, net of tax	—	—	0.01
Loss on sale of discontinued operations, net of tax	—	—	(0.10)
Net (loss) earnings	$(0.24)	$2.01	$8.46
DILUTED PER SHARE INFORMATION:
(Loss) earnings from continuing operations, net of tax	$(0.24)	$1.98	$8.43
Earnings from discontinued operations, net of tax	—	—	0.01
Loss on sale of discontinued operations, net of tax	—	—	(0.10)
Net (loss) earnings	$(0.24)	$1.98	$8.34
Basic weighted - average shares outstanding	63.8	67.8	90.2
Diluted weighted - average shares outstanding	63.8	68.8	91.5

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2016, 2015 and 2014
(In millions)

	2016	2015	2014
Net (loss) earnings	$(15)	$136	$763
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments -
net of income tax benefit of $4, $11 and $10	(42)	(55)	(73)
Unrecognized pension and other post-retirement benefit changes -
net of income tax (expense) benefit of $(41), $(8) and $39	138	(15)	(39)
Available for sale securities adjustments	—	5	(5)
Comprehensive income	$81	$71	$646

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2016 and 2015
(In millions, except par value data)

	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$220	$323
Accounts receivable, net	213	210
Inventories, net	310	315
Other current assets	122	130
Total current assets	865	978
NON-CURRENT ASSETS
Property, plant and equipment	652	663
Goodwill	158	166
Intangible assets, net	77	88
Deferred tax assets	305	354
Other assets	111	111
Total Assets	$2,168	$2,360
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term borrowings	$19	$46
Accounts payable	120	120
Accrued expenses	122	142
Below market obligation - current	38	38
Income taxes payable	11	15
Total current liabilities	310	361
NON-CURRENT LIABILITIES
Long-term debt	457	465
Pension and post-retirement health care liabilities	207	270
Below market obligation - non-current	107	145
Deferred tax liabilities	6	7
Other liabilities	103	110
Total liabilities	1,190	1,358
EQUITY
Common stock - $.01 par value, authorized - 500.0 shares, issued - 100.6 shares in 2016 and 2015	1	1
Additional paid-in capital	4,377	4,371
Accumulated deficit	(2,141)	(2,126)
Accumulated other comprehensive loss	(366)	(462)
Treasury stock at cost - 37.6 shares in 2016 and 33.4 shares in 2015	(893)	(783)
Total Chemtura stockholders' equity	978	1,001
Non-controlling interests	—	1
Total equity	978	1,002
Total Liabilities and Equity	$2,168	$2,360

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2016, 2015 and 2014
(In millions)

Increase (decrease) in cash	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(15)	$136	$763
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Merger and integration costs	4	—	—
Loss on sale of discontinued operations	—	—	9
Loss (gain) on sale of business	1	4	(529)
Impairment charges	1	1	—
Agrochemical Manufacturing supply agreements	(38)	(38)	(6)
Pension settlement	162	—	21
Release of translation adjustment from liquidation of entities	2	(8)	—
Loss on early extinguishment of debt	—	—	7
Depreciation and amortization	85	93	102
Stock-based compensation expense	13	12	14
Deferred tax expense (benefit)	8	(14)	(274)
Other non-cash transactions	2	—	3
Changes in assets and liabilities, net:
Accounts receivable	(11)	24	(89)
Inventories	(5)	(5)	(31)
Other current assets	(1)	4	(27)
Other assets	6	7	6
Accounts payable	5	(18)	4
Accrued expenses	(23)	(6)	(37)
Income taxes payable	(3)	(8)	19
Pension and post-retirement health care liabilities	(60)	(28)	(48)
Other liabilities	11	4	12
Other	(7)	(1)	3
Net cash provided by (used in) operating activities	137	159	(78)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from divestments, net	6	3	984
Sale of Platform Specialty Products Corporation shares	—	54	—
Capital expenditures	(88)	(80)	(113)
Net cash (used in) provided by investing activities	(82)	(23)	871

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	1	19
Payments on long-term debt, includes premium on tendering of notes	(44)	(60)	(350)
Payments on other short-term borrowings, net	8	—	(1)
Common shares acquired	(116)	(150)	(618)
Proceeds from exercise of stock options	1	20	10
Other financing activities	—	—	5
Net cash used in financing activities	(151)	(189)	(935)

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(7)	(16)	(15)
Change in cash and cash equivalents	(103)	(69)	(157)
Cash and cash equivalents at beginning of year	323	392	549
Cash and cash equivalents at end of year	$220	$323	$392
See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2016, 2015 and 2014
(In millions)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Chemtura Stockholders' Equity	Non- Controlling Interests	Total Equity
Balance, January 1, 2014	96.5	$1	$4,375	$(3,025)	$(280)	$(73)	$998	$1	$999
Net earnings				763			763		763
Other comprehensive loss					(117)		(117)		(117)
Share-based compensation			14				14		14
Stock options exercised	0.6		1			13	14		14
Common shares acquired	(25.8)					(618)	(618)		(618)
Other issuances	0.4		(7)			6	(1)		(1)
Balance, December 31, 2014	71.7	1	4,383	(2,262)	(397)	(672)	1,053	1	1,054
Net earnings				136			136		136
Other comprehensive loss					(65)		(65)		(65)
Share-based compensation			12				12		12
Stock options exercised	1.3		(9)			29	20		20
Common shares acquired	(6.2)					(150)	(150)		(150)
Other issuances	0.4		(15)			10	(5)		(5)
Balance, December 31, 2015	67.2	1	4,371	(2,126)	(462)	(783)	1,001	1	1,002
Net loss				(15)			(15)		(15)
Other comprehensive income					96		96		96
Divestiture							—	(1)	(1)
Share-based compensation			13				13		13
Stock options exercised						1	1		1
Common shares acquired	(4.5)					(116)	(116)		(116)
Other issuances	0.3		(7)			5	(2)		(2)
Balance, December 31, 2016	63.0	$1	$4,377	$(2,141)	$(366)	$(893)	$978	$—	$978

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Chemtura Corporation, together with our consolidated subsidiaries, is a chemical company dedicated to delivering innovative, performance-driven engineered specialty chemical solutions which are used as additives, ingredients or intermediates that add value to our customers' end products. We are committed to global sustainability through “greener technology” and developing engineered chemical solutions that meet our customers’ evolving needs. We operate in a wide variety of end-use industries, including automotive, building and construction, electronics, energy, lubricants, packaging and transportation. We are a leader in many of our key product lines and transact business in more than 70 countries.
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
Customer Rebates
We accrue for the estimated cost of customer rebates as a reduction of sales. Customer rebates are primarily based on customers achieving defined sales targets over a specified period of time. We estimate the cost of these rebates based on the likelihood of the rebate being achieved and recognize the cost as a deduction from sales when such sales are recognized. Rebate programs are monitored on a regular basis and adjusted as required. Customer rebates are included as a reduction to accounts receivable on our Consolidated Balance Sheet. Customer rebates in 2014 primarily related to activity within our Chemtura AgroSolutions business which has since been divested. Activity in our customer rebate accounts are as follows:

(In millions)	2016	2015	2014
Balance, January 1	$3	$2	$10
Charged to costs and expenses	5	6	37
Payments to customers	(5)	(5)	(40)
Other[1]	—	—	(5)
Balance, December 31	$3	$3	$2

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
Other Income (Expense), Net
Other income (expense), net includes:

(In millions)	2016	2015	2014
Foreign exchange (loss) gain	$(1)	$6	$10
Interest income	2	2	3
Release of cumulative foreign currency translation adjustments from liquidation of entities	(2)	8	—
Gain on sale of Platform shares	—	3	—
Other	1	1	(1)
	$—	$20	$12
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

(In millions)	2016	2015	2014
Balance, January 1	$2	$2	$11
Charged to costs and expenses	1	1	8
Write-offs	—	(1)	(3)
Other[1]	—	—	(14)
Balance, December 31	$3	$2	$2

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
Marketable Securities
We apply the provision of ASC Topic 360 - Investments - Debt and Equity Securities ("ASC 320"), in evaluating and accounting for marketable securities. Our marketable security was 2 million shares of Platform Specialty Products Corporation ("Platform") common stock which was acquired as part of the sale of our Chemtura AgroSolutions business in 2014. The stock was restricted from trading for a period of six months from the date of sale. We had deemed these securities as available-for-sale. The valuation of these securities was based upon Level 2 valuation techniques. Changes in the valuation of these securities were included in Accumulated Other Comprehensive Loss ("AOCL") on our Consolidated Balance Sheet. We sold all the shares of Platform common stock in 2015 and reported a gain on sale of $3 million which is included in Other income, net.
Asset Retirement Obligation
We apply the provisions of ASC Topic 410, Asset Retirements and Environmental Obligations (“ASC 410”), which requires us to make estimates regarding future events in order to record a liability for asset retirement obligations in the period in which a legal obligation is created. Such liabilities are initially recorded at fair value, with an offsetting increase to the carrying value of the related long-lived assets. The fair value is estimated by discounting projected cash flows over the estimated life of the assets using our credit adjusted risk-free rate applicable at the time the obligation is initially recorded. In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. We also adjust the liability for changes resulting from revisions to the timing of future cash flows or the amount of the original estimate. Upon retirement of the long-lived asset, we either settle the obligation for its recorded amount or incur a gain or loss.
Our asset retirement obligations are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases; legal obligations to close brine supply, brine disposal, waste disposal and hazardous waste injection wells and the removal of pipelines at the end of their useful lives; and decommissioning and decontamination obligations that are legally required to be fulfilled upon closure of our manufacturing facilities.
During 2016 and 2015, accretion expense was $2 million (recorded primarily to COGS). At December 31, 2016, $2 million of the asset retirement obligation balance was included in accrued expenses and $15 million was included in other liabilities in our Consolidated Balance Sheet. At December 31, 2015, $1 million of the asset retirement obligation balance was included in accrued expenses and $15 million was included in other liabilities in our Consolidated Balance Sheet.
Recoverability of Long-Lived Assets and Goodwill
We evaluate the recoverability of the carrying value of long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under such circumstances, we assess whether the projected undiscounted cash flows of our long-lived assets are sufficient to recover the existing unamortized cost of our long-

lived assets. If the undiscounted projected cash flows are not sufficient, we calculate the impairment amount by discounting the projected cash flows using our weighted-average cost of capital. The amount of the impairment is written off against earnings in the period in which the impairment is determined.
We have elected to perform our annual goodwill impairment procedures for all of our reporting units in accordance with ASC Subtopic 350-20, Intangibles – Goodwill and Other - Goodwill (“ASC 350-20”) as of July 31, or at other times during the year, if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below the carrying value. We estimate the fair value of our reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods (Level 3 inputs as described in Note 14 – Financial Instruments and Fair Value Measurements). The assessment is required to be performed in two steps: step one to test for a potential impairment of goodwill and, if a potential impairment is identified, step two to measure the impairment loss through a full fair valuation of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting. We concluded that no goodwill impairment existed in any of our reporting units based on our reviews in 2016, 2015 and 2014.
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
Below-Market Obligation
Contemporaneously with the sale of our Chemtura AgroSolutions business, we entered into supply agreements with Platform to manufacture products of that business. The supply agreements were designed to recover the cash costs incurred to manufacture the products under the agreements and do not include reimbursement for depreciation and amortization of property, plant and equipment which we have retained to perform under these supply agreements. As such, we have determined that the supply agreements with Platform are below-market. To determine the undiscounted value of this obligation, we utilized a Level 3 fair value technique. Our fair value calculation was based upon taking the reduction in sales prices on a before and after basis factoring in the favorable cost benefit of reduced SG&A, R&D and distribution expense. Historical volumes under the supply agreements are anticipated to represent the requirements of Platform on a going forward basis. We did not consider depreciation or amortization as these amounts are not reimbursable under the terms of the supply agreements. We applied a growth factor to each year to represent inflation over the terms of the supply agreements. We discounted the calculated loss of profits for those products over the period of the supply agreements by applying our internal weighted average cost of capital to determine the amount of the initial obligation.

Accretion of the obligation to its undiscounted fair value and the recognition of our fulfillment of the below market contract obligation is recorded in net sales on a straight-line basis over the estimated 6 year life of the supply agreements based on the estimated timing of shipments on an annual basis.
Litigation and Contingencies
In accordance with guidance under ASC Topic 450, Contingencies, and ASC Topic 460, Guarantees, we record in our Consolidated Financial Statements amounts representing our probable and estimable liability for claims, litigation and guarantees. As information about current or future litigation or other contingencies becomes available, management assesses whether such information warrants the recording of additional or reduced expenses relating to those contingencies. See Note 15 - Legal Proceedings and Contingencies for further information.
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
As of December 31, 2016, our financial instruments, subject to foreign currency exchange risk, consist of one forward contract with a total notional amount of $10 million, due August 2017. This contract limits our risk to changes in the U.S. Dollar against the China Yuan Renminbi ("CNY") through the period and represents a net asset position of less than $1 million which is included in Other current assets on our Consolidated Balance Sheet and in Other income, net on our Consolidated Statement of Operations as of and for the year ended December 31, 2016. There were no outstanding derivatives at December 31, 2015.
Cash Flows
Cash and cash equivalents include bank term deposits with original maturities of three months or less.
Cash payments included interest payments of $30 million in 2016, $31 million in 2015 and $46 million in 2014. Cash payments also included income tax payments, net of refunds of $29 million in 2016, $36 million in 2015 and $68 million in 2014.
Accounting Developments
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In addition, this ASU requires certain additional disclosure around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective on January 1, 2018. Early application is permitted in 2017 for calendar year entities. The standard permits the use of either the retrospective or modified retrospective cumulative effect transition method. We assembled an implementation work team to gather, review and document contracts with our customers in order to identify key revenue streams. As of December 31, 2016, we have completed significant work in identifying, documenting and assessing how those key revenue streams may impact our Consolidated Financial Statements after the adoption of this ASU. At this time, although our evaluation and assessment is ongoing, we currently anticipate that the impact of the adoption of this ASU on many of our revenue streams in our Industrial Performance Products and Industrial Engineered Products segments will be immaterial. However, within our Agrochemical Manufacturing segment, our analysis of long term supply contracts indicates the potential for a change in the timing of our revenues which could result in a portion of these revenues, as well as the recognition of the amortization and accretion of our below-market contracts, being recognized in earlier periods. Based on our assessment to date, we do not anticipate adopting the provisions of this ASU early nor have we completed our determination of whether we will adopt this ASU under either the retrospective or modified retrospective cumulative effect transition method.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under current U.S. GAAP, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense.  This ASU requires that they be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, which is similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense using the effective interest method. We adopted the guidance retrospectively during the first quarter of 2016. As a result of the adoption of this guidance, total assets and total liabilities as of December 15, 2015 decreased as discussed below:

	December 31, 2015
(in millions)	Previously reported	Reclassification	Current presentation
Other assets	117	(6)	111
Total assets	2,366	(6)	2,360

Long-term debt	471	(6)	465
Total liabilities	1,364	(6)	1,358
Total liabilities and equity	2,366	(6)	2,360
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires inventory to be measured at the lower of cost and net realizable value.  This guidance excludes inventory measured using the last-in first-out method or the retail inventory method. This new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and is to be applied prospectively. The adoption of the ASU on January 1, 2017 will not have a material impact on our Consolidated Financial Statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases with terms greater than 12 months. Leases will continue to be classified as either finance or operating, however, the criteria used to distinguish those types of classifications will change slightly. The provisions of ASU 2016-02 are effective for fiscal years and interim periods beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We do not intend to adopt this ASU before its effective date. While we are still assessing the impact this accounting standard will have on our Consolidated Financial Statements and related disclosures, we currently anticipate this standard will have a material impact on our Consolidated Financial Statements and related disclosures but is not anticipated to have an impact on our liquidity position.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, employee tax withholding, calculation of shares for use in diluted earnings per share and classification on the statement of cash flows. The provisions of ASU 2016-09 are effective for fiscal years and interim periods beginning after December 15, 2016. The adoption of the ASU on January 1, 2017 will not have a material impact on our Consolidated Financial Statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time that the transfer occurs. Current guidance does not require recognition of tax consequences until the asset is eventually sold to a third party. The provisions of ASU 2016-16 are effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-16 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. We are still evaluating the impact of this ASU on our Consolidated Financial Statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment. This ASU removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The provisions of ASU No. 2017-04 are effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted. We are still evaluating the impact of this ASU on our Consolidated Financial Statements and related disclosures.

Risks and Uncertainties
Our revenues are largely dependent on the continued operation of our manufacturing facilities. There are many risks involved in operating chemical manufacturing plants on a global basis, including the breakdown, failure or substandard performance of equipment, operating errors, natural disasters, the need to comply with directives of, and maintain all necessary permits from, government agencies as well as potential terrorist attacks. Our operations can be adversely affected by raw material shortages, labor force shortages or work stoppages and events impeding or increasing the cost of transporting our raw materials and finished products. The occurrence of material operational problems, including but not limited to the events described above, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility. With respect to certain facilities, such events could have a material effect on Chemtura as a whole.
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
Chemtura and Lanxess have each made customary representations, warranties and covenants in the Merger Agreement. On February 1, 2017, Chemtura's stockholders voted to approve and adopt the Merger Agreement. The Merger Agreement remains subject to customary closing conditions including, among others, the receipt of necessary antitrust and regulatory approvals, the accuracy of representations and warranties made in the Merger Agreement and the absence of a material adverse effect on our financial condition, business, assets, liabilities or results of operations. Closing is not subject to any vote of Lanxess’s stockholders or any financing condition.
The Merger Agreement contains certain termination rights for both Chemtura and Lanxess and further provides that, upon termination of the Merger Agreement under certain circumstances, including if we terminate the Merger Agreement to accept a superior proposal, we may be required to pay Lanxess a termination fee equal to $75 million as a condition to our ability to exercise our right to terminate the Merger Agreement and accept the superior proposal as such term is defined in the Merger Agreement.
Until the Merger has occurred, we will continue to operate as an autonomous company from Lanxess. However, as a direct result of the Merger, changes to our common stock, strategic initiatives, structure, markets or locations may occur that would not have occurred if we were to continue as an independent entity. Additionally, there are interim operating covenants in the Merger Agreement that limit our ability to operate our business. The Merger Agreement prohibits us from declaring any cash dividends.
We filed a proxy statement with the SEC regarding the Merger on December 23, 2016. The description of the Merger Agreement and the Merger herein does not purport to be complete and is subject to, and qualified in its entirety, by the full text of the Merger Agreement attached as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on September 26, 2016 and other information disclosed in our proxy statement dated December 23, 2016 and in a Current Report on Form 8-K filed with the SEC on January 17, 2017.
Contemporaneous with the execution of the Merger Agreement, we entered into an agreement with SK Blue Holdings, Ltd., and Addivant USA Holdings Corp. (collectively, "Addivant") that committed us to surrender our shares of Addivant preferred stock to Addivant, a cash payment of $1 million to Addivant and certain other changes to our continuing supply agreements with Addivant contingent upon the completion of the Merger in exchange for a modification of a non-compete agreement entered into in conjunction with the sale of our antioxidants business to Addivant in 2013. Reflecting the terms of this agreement, in the third quarter of 2016, we took a charge of $5 million which is included in merger and integration costs described below.
During 2016, we recorded $13 million of merger and integration costs, which primarily are comprised of legal and other fees associated with the signing of the Merger Agreement and the terms of the agreement with Addivant.
Divestitures
Tetrabrom Joint Venture Divestiture
On November 28, 2011, we sold our 50% interest in Tetrabrom Technologies Ltd. for net consideration of $38 million. The consideration was paid in equal annual installments over a three-year period starting in 2012. The final installment of the purchase price was deposited into an escrow account in 2014 pending the resolution of certain regulatory matters. Those regulatory matters were resolved in 2016 and $6 million was released from the escrow account.
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
The supply agreements with Platform are designed to recover the cash costs incurred to manufacture the products under those agreements. Accordingly, the supply agreements are considered below-market contracts for their full term. Contemporaneously with the sale, we recorded an obligation of $230 million on a discounted basis, which represented the loss of profit on these products over the terms of the supply agreements, including contractual obligations to continue to supply for a period of up to 2 years after the termination of the supply agreements. The recognition of this obligation, along with the accretion of the obligation to its undiscounted value of $345 million, will be recorded as net sales on a straight-line basis over the term of each supply agreement based on our estimate of the timing of shipments. Although the recognition of our fulfillment of this obligation will be recorded as net sales to the Agrochemical Manufacturing segment over this period, this recognition will not generate cash flows during the term of the supply agreements. We recognized $38 million, $38 million and $6 million of amortization, net of accretion, of this obligation for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, the remaining below market obligation on a discounted basis was $145 million of which $38 million and $107 million were the current and long-term portions, respectively.
We evaluated whether the Chemtura AgroSolutions business met the criteria to be presented as a discontinued operation under the provisions of ASC 205-20-45. Due to the significant gross cash flows associated with the post-closing supply agreements, we concluded that the Chemtura AgroSolutions business did not meet the criteria to be presented as a discontinued operation. As a result, the historical results of the Chemtura AgroSolutions business through the date of sale as well as the results associated with the supply agreements from the date of sale are presented in continuing operations and represent the entire Agrochemical Manufacturing segment.
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

(1) Represents 2 million shares of Platform common stock at $26.00 per share discounted for the value of a restriction to sell of $1 million.
(2) Transaction costs included success fees to a financial adviser, legal fees and other direct costs incurred to sell the business since October 1, 2014.
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
Divestitures Reported as Discontinued Operations
Consumer Products Divestiture
In December 2013, we sold our investment in the dedicated legal entities that constituted our Consumer Products business to KIK Customer Products Inc. ("KIK") for $300 million and the assumption by KIK of pension and other liabilities totaling approximately $8 million. The purchase price was subject to customary post-closing adjustments, primarily for working capital and assumed pension liabilities. We received an additional $14 million in cash from KIK in 2014 to settle these post-closing adjustments.
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
Included as part of the consideration, we received 9.2 million shares of Series A Preferred Stock of Addivant with a face value of $9 million. Contemporaneously with the entry into the Merger Agreement we agreed to surrender our shares of Addivant preferred stock described above.
In 2014, we recognized a pre-tax loss of $1 million ($1 million after-tax) primarily related to the final settlement of the working capital component of the transaction.

3) RESTRUCTURING AND ASSET IMPAIRMENT ACTIVITIES
Restructuring
In November 2014, the Board of Directors (the "Board") approved a restructuring plan to reduce manufacturing costs, eliminate stranded costs arising from the sale of our Chemtura AgroSolutions business and reduce SG&A costs. The primary action being implemented to achieve this plan was headcount reductions. We recorded $21 million in the fourth quarter of 2014 for severance and related costs. We recorded a pre-tax charge of $2 million in 2015 for professional fees and severance related costs primarily related to the closure of our West Lafayette, IN facility that was initiated in February 2015. We recorded a pre-tax charge of $1 million in 2016 for professional fees related to the closure of our West Lafayette, IN facility.
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
In 2013, our Board approved a restructuring plan providing for actions to reduce stranded costs related to divestitures and actions to consolidate our business' organizational structure in an effort to streamline the organization and gain efficiencies and additional cost savings. In December 2013, we substantially completed employee communications and the consultation process regarding the closure of our Droitwich, UK facility and consolidation of those operations into our Perth Amboy, NJ facility. Most of the charges for this plan were recorded in 2013, however, we recorded a pre-tax charge of $7 million in 2014 which included $1 million related to severance and professional fees, $5 million for accelerated depreciation of property, plant and equipment, and $1 million for accelerated asset retirement obligations.
A summary of the changes in the liabilities established for restructuring programs is as follows:

(In millions)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at January 1, 2014	$14	$2	$16
Facility closure, severance and related costs	22	3	25
Cash payments	(15)	(5)	(20)
Balance at December 31, 2014	21	—	21
Facility closure, severance and related costs	1	2	3
Cash payments	(18)	(2)	(20)
Foreign currency translation	(1)	—	(1)
Balance at December 31, 2015	3	—	3
Facility closure, severance and related costs	—	1	1
Cash payments	(2)	(1)	(3)
Balance at December 31, 2016	$1	$—	$1

At December 31, 2016 and 2015, the balance of these reserves was included in accrued expenses in our Consolidated Balance Sheet.
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
In February 2016, we made a decision to discontinue one of our product lines within the Industrial Engineered Products segment.  Inventory associated with this product line had been written down to its net realizable value of zero in the fourth quarter of 2015.  The value of the property, plant and equipment associated with this product line at December 31, 2015 was approximately $7 million.  Based upon review it was determined that certain of the property, plant and equipment had no alternate use and as such we recorded a $1 million impairment charge during the first quarter of 2016.
We continually monitor and evaluate business and competitive conditions that affect our operations and reflect the impact of these factors in our financial projections. If permanent or sustained changes in business or, competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

4) INVENTORIES

(In millions)	2016	2015
Finished goods	$201	$209
Work in process	37	38
Raw materials and supplies	72	68
	$310	$315

Included in the above net inventory balances are inventory excess and obsolescence reserves of $11 million and $20 million at December 31, 2016 and 2015. Included in 2015 was a charge of $8 million related to an increase in our inventory reserves at December 31, 2015 for a discontinued product that was disposed in 2016.

5) PROPERTY, PLANT AND EQUIPMENT

(In millions)	2016	2015
Land and improvements	$60	$63
Buildings and improvements	198	200
Machinery and equipment	1,241	1,201
Information systems and equipment	151	161
Furniture, fixtures and other	18	19
Construction in progress	54	65
	1,722	1,709
Less: accumulated depreciation	1,070	1,046
	$652	$663

Depreciation expense amounted to $78 million, $81 million and $87 million for 2016, 2015 and 2014, respectively. Depreciation expense includes accelerated depreciation of certain fixed assets associated with our restructuring programs of $2 million for 2015 and $4 million for 2014.

6) GOODWILL AND INTANGIBLE ASSETS
Goodwill
Our remaining goodwill relates to the Industrial Performance Products segment. Changes in the carrying amount of goodwill were as follows:

(In millions)	Gross Goodwill	Accumulated Impairments	Net Goodwill
Balance at December 31, 2014	$262	$(90)	$172
Foreign currency translation	(6)	—	(6)
Balance at December 31, 2015	256	(90)	166
Foreign currency translation	(8)	—	(8)
Balance at December 31, 2016	$248	$(90)	$158

Intangible Assets
Our intangible assets (excluding goodwill) are comprised of the following:

	2016			2015
(In millions)	Gross Value	Accumulated Amortization	Net Intangibles	Gross Value	Accumulated Amortization	Net Intangibles
Patents	$24	$(18)	$6	$26	$(18)	$8
Trademarks	41	(15)	26	43	(14)	29
Customer relationships	40	(24)	16	41	(22)	19
Production rights	45	(45)	—	45	(45)	—
Other	69	(40)	29	71	(39)	32
Total	$219	$(142)	$77	$226	$(138)	$88

Amortization expense related to intangible assets amounted to $7 million in 2016, $12 million in 2015 and $15 million in 2014. Estimated amortization expense of intangible assets for the next five fiscal years is as follows: $7 million (2017), $7 million (2018), $7 million (2019) $6 million (2020) and $6 million (2021).

7) DEBT
Our debt is comprised of the following:

	2016		2015
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% Senior Notes due 2021, with an effective interest rate of 5.95% in 2016 and 5.94% in 2015	$445	$468	$444	$452
Term Loan, with an effective interest rate of 3.52% in 2016 and 3.78% 2015	1	1	40	40
Other borrowings	30	30	27	27
Total Debt	476	$499	511	$519
Less: Other short-term borrowings	(18)		(6)
Less: Current portion of Term Loan	(1)		(40)
Total Long-Term Debt	$457		$465
Financing Facilities
2021 Senior Notes
In July 2013, we completed a registered public offering of $450 million of 5.75% Senior Notes due 2021 (the "2021 Senior Notes"). At any time after July 15, 2016, we are permitted to redeem some or all of the 2021 Senior Notes at any time, with the redemption prices being, prior to July 15, 2017, 104.313% of the principal amount; on or after July 15, 2017 and prior to July 15, 2018, 102.875% of the principal amount; on or after July 15, 2018 and prior to July 15, 2019, 101.438% of the principal amount; and thereafter 100% of the principal amount, in each case plus any accrued and unpaid interest to the redemption date. If we experience certain kinds of changes in control coupled with certain kinds of credit rating downgrades of the 2021 Senior Notes, in each case as defined in the indenture governing the 2021 Senior Notes (the "2021 Indenture"), we may be required to offer to repurchase all of the 2021 Senior Notes at a redemption price (subject to limitations as described in the 2021 Indenture) equal to 101% of the aggregate principal amount plus accrued and unpaid interest. Our Merger with Lanxess would constitute a change in control as defined in the 2021 Indenture.
Our 2021 Senior Notes contain covenants that limit our ability to enter into certain transactions, such as incurring secured debt and subsidiary debt and entering into sale and lease-back transactions. Our 2021 Senior Notes are subject to certain events of default, including, among others, breach of other agreements in the 2021 Indenture; any guarantee of a significant subsidiary ceasing to be in full force and effect; a default by us or our restricted subsidiaries under any bonds, debentures, notes or other evidences of indebtedness of a certain amount, resulting in the acceleration of the maturity of such indebtedness; and certain events of bankruptcy or insolvency.

Term Loan
In August 2010, we entered into the senior secured term loan facility due in 2016 with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1% (the "Term Loan").
In 2013, we amended the terms of this agreement to, among other things, reduced the interest rate and LIBOR floor on the term loans outstanding under the Term Loan agreement and permitted additional flexibility under certain of our operating covenants (including but not limited to additional flexibility for debt, investments, restricted payments and dispositions) in the Term Loan agreement.
We prepaid $39 million, $42 million and $236 million of principal under the Term Loan in 2016, 2015 and 2014, respectively.
In July 2016, we further amended the Term Loan agreement to provide for a new $1 million term loan which was borrowed to refinance the remaining balance of the existing Term Loan.  The interest rate for the new term loan (also referred to as the "Term Loan") is identical to and maintains substantially identical collateral, covenants, events of default, representations and warranties and other terms as the original Term Loan, but with an extended maturity date to July 2017, a waiver of the prepayment requirements for proceeds of asset sales and annual excess cash flow, and a reduction of the annual administrative agency fee. The balance outstanding under the Term Loan as of December 31, 2016 was $1 million.

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
The Term Loan contains covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures. Additionally, the Term Loan requires that we meet certain financial maintenance covenants. As of December 31, 2016, we were in compliance with the financial covenant requirements of the Term Loan.
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

The obligations and guarantees under the US ABL Facility will continue to be secured by (i) a first-priority security interest in the US Loan Parties’ existing and future inventory and accounts receivable, together with general intangibles relating to inventory and accounts receivable, contract rights under agreements relating to inventory and accounts receivable, documents relating to inventory, supporting obligations and letter-of-credit rights relating to inventory and accounts receivable, instruments evidencing payment for inventory and accounts receivable; money, cash, cash equivalents, securities and other property held by the Administrative Agent, as defined in the agreement, or any lender under the US ABL Facility; deposit accounts, credits and balances with any financial institution with which any US Loan Party maintains deposits and which contain proceeds of, or collections on, inventory and accounts receivable; books, records and other property related to or referring to any of the foregoing and proceeds of any of the foregoing (the “US ABL Priority Collateral”); and (ii) a second-priority security interest in substantially all of the US Loan Parties’ other assets (the “Term Loan Priority Collateral”), including (x) 100% of the capital stock of US Loan Parties’ direct domestic subsidiaries held by the US Loan Parties and 100% of the non-voting capital stock of the US Loan Parties’ direct foreign subsidiaries held by the US Loan Parties, and (y) 65% of the voting capital stock of the US Loan Parties’ direct foreign subsidiaries (to the extent held by the US Loan Parties), in each case subject to certain exceptions set forth in the 2018 ABL Facility Agreement and the related loan documentation. The obligations and guarantees under the Foreign ABL Facility are secured by (i) a first priority security interest on certain of Chemtura Sales Europe B.V., a Netherlands accounts receivable and receivables collection accounts and certain of Chemtura Europe GmbH’s inventory; (ii) a second-priority security interest in the US ABL Priority Collateral; and (iii) a third-priority security interest in the Term Loan Priority Collateral; in each case subject to certain exceptions set forth in the 2018 ABL Facility and the related loan documentation.
The 2018 ABL Facility Agreement contains certain events of default (applicable to us, the other borrowers, the guarantors and their respective restricted subsidiaries), including nonpayment of principal, interest, fees or other amounts, violation of covenants, material inaccuracy of representations and warranties, cross-default to material indebtedness, certain events of bankruptcy and insolvency, material judgments, certain ERISA events, a change in control, and actual or asserted invalidity of liens or guarantees or any collateral document, in certain cases subject to the threshold amounts and grace periods set forth in the 2018 ABL Facility Agreement. Our Merger with Lanxess would constitute a change in control under the 2018 ABL Facility Agreement.
At December 31, 2016 and 2015, we had no borrowings under the 2018 ABL Facility, but we had $14 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility at December 31, 2016 and 2015. At December 31, 2016 and 2015, we had approximately $154 million and $186 million, respectively, of undrawn availability under the 2018 ABL Facility.
Other Facilities
In March 2013, we entered into a promissory note in the principal sum of $7 million with a term of six years bearing interest at a rate of 5.29% per annum to finance the cost of certain information technology software licenses.  The principal is to be repaid in equal monthly installments over its term.
In December 2012, we entered into a CNY 250 million (approximately $40 million) five-year secured credit facility available through December 2017 (the “China Bank Facility”) with Agricultural Bank of China, Nantong Branch (“ABC Bank”).  The China Bank Facility is being used for funding construction of our manufacturing facility in Nantong, China.  The China Bank Facility is secured by land, property and machinery of our subsidiary Chemtura Advanced Materials (Nantong) Co., Ltd.  The loans under the China Bank Facility bear interest at a rate determined from time to time by ABC Bank based on the prevailing People's Bank of China Lending Rate. At December 31, 2016 and 2015, we had borrowings of $8 million and $12 million, respectively, under the China Bank Facility. Repayments of principal will be made in semi-annual installments from December 2014 through December 2017. In December 2014, January 2015 and December 2016, we repaid $5 million and $15 million, and $2 million, respectively.
We have an uncommitted revolving facility with Bank of America, N.A., Shanghai Branch for supporting the general working capital requirements of our Chinese entities. The facility currently provides for borrowings of up to $10 million. The loans under the facility bear interest at a rate determined from time to time by the bank based on the prevailing People's Bank of China Lending Rate.  At December 31, 2016 and December 31, 2015, we had borrowings of $8 million and $1 million under the facility, respectively.

2018 Senior Notes
In December 2014, we called the remaining $101 million of the senior notes due 2018 (the "2018 Senior Notes") and recorded a $6 million loss on the early extinguishment of debt which included a tender premium of $4 million and the write-off of unamortized capitalized financing costs and original issuance discount with respect to the 2018 Senior Notes of $2 million.
Maturities
At December 31, 2016, the scheduled maturities of debt are as follows: 2017 - $19 million; 2018 - $2 million and $450 million in 2021.

8) LEASES
At December 31, 2016, minimum rental commitments, primarily for buildings, land and equipment under non-cancelable operating leases, net of sublease income, amounted to $8 million (2017), $7 million (2018), $7 million (2019), $3 million (2020), $2 million (2021), $7 million (2022 and thereafter) and $34 million in the aggregate. Sublease income is not significant in future periods. Rental expenses under operating leases were $16 million (2016), $16 million (2015) and $21 million (2014).
Future minimum lease payments under capital leases at December 31, 2016 were not significant.
Real estate taxes, insurance and maintenance expenses are generally our obligations and, accordingly, were not included as part of rental payments. It is expected that in the normal course of business, leases that expire will be renewed or replaced by similar leases.

9) INCOME TAXES
The components of earnings (loss) from continuing operations before income taxes and the income tax expense (benefit) are as follows:

(In millions)	2016	2015	2014
Pre-tax Earnings (Loss) from Continuing Operations:
Domestic	$(75)	$54	$388
Foreign	89	98	191
	$14	$152	$579
Income Tax Expense (Benefit)
Domestic
Current	$5	$—	$34
Deferred	5	(3)	(274)
	10	(3)	(240)
Foreign
Current	16	30	48
Deferred	3	(11)	—
	19	19	48
Total
Current	21	30	82
Deferred	8	(14)	(274)
	$29	$16	$(192)

The expense (benefit) for income taxes from continuing operations differs from the Federal statutory rate for the following reasons:

(In millions)	2016	2015	2014
Income tax expense at the U.S. statutory rate	$5	$53	$203
Foreign rate differential	(6)	(9)	(45)
Valuation allowances	(10)	(32)	(389)
U.S. tax on foreign earnings	7	17	92
Foreign withholding	—	2	40
Pension settlement	25	—	6
Nondeductible expenses, other	1	2	1
Nondeductible stock compensation	1	1	1
Nondeductible merger and integration costs	5	—	—
Depletion	(3)	(3)	(3)
Income tax credits	8	(22)	(85)
State income taxes, net of federal benefit	2	(4)	(12)
Taxes attributable to prior periods	(5)	14	(10)
Other, net	(1)	(3)	9
Income tax expense (benefit)	$29	$16	$(192)

In 2016, we generated $6 million of foreign tax credits that will be carried forward and $14 million of pre-bankruptcy foreign tax credits expired. The expired foreign tax credits were written off as well as the associated valuation allowance. In 2015, we generated $22 million of foreign tax credits that were carried back to 2014 to offset previously paid taxes.
We evaluated additional positive evidence in 2015 that allowed us to release valuation allowance against our federal Low Income Housing ("LIH") credits and state net operating losses. The positive evidence that weighed in favor of releasing the valuation allowance as of December 31, 2015 included:

•	At December 31, 2015, our U.S. operations had a three year cumulative pretax income of $244 million (including discontinued operations).

•	For 2015, our U.S operations pretax income exceeded our forecasted 2015 U.S. pretax income.

•	Our 2016-2019 forecasted U.S. pretax income exceeds our prior year forecasted pretax income for the same period.

•	We had a full year of actual results on both a U.S. and state basis from our cost saving initiatives reflected in our 2015 pretax income.

The federal valuation allowance benefit included a $10 million release on general LIH credits that we believed, based on the positive evidence discussed above, are more likely than not to be realized before expiration. Additionally, a valuation allowance on pre-bankruptcy foreign tax credits which was offset by pre-bankruptcy foreign tax credit assets of $21 million, was written-off. The state income tax benefit included a net benefit of $8 million for the release of valuation allowance on net operating losses. Additionally, expired state net operating loss assets of $3 million were also written-off against the associated valuation allowance.
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
In 2014, after weighing all of the evidence, we determined that the positive evidence in favor of releasing the valuation allowance, particularly the evidence that was objectively verifiable, outweighed the negative evidence against releasing the allowance as of December 31, 2014. Therefore, we concluded that it was more likely than not that our U.S. deferred tax assets would be realized, except the deferred tax assets relating to certain long lived assets, pre-bankruptcy foreign tax and general business credits, and certain state net operating losses. As a result, we released net $404 million of the valuation allowance, including $141 million related to the release of a valuation allowance against the Chemtura AgroSolutions sale, of our U.S. deferred tax assets as of December 31, 2014. Of the net $404 million reduction in the total U.S. valuation allowance during

2014, $406 million was recorded to the income tax benefit in our Consolidated Statements of Operations and $2 million was recorded to other comprehensive loss in our Consolidated Balance Sheet.
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

•
The pay down of both third party and intercompany debt during 2013 and 2014 had reduced the interest expense (both third party and interest paid on loans from our foreign subsidiaries) of our U.S. operations by $18 million compared to what was incurred in 2013 and $36 million compared to what was incurred in 2012.

•
Our U.S. operations benefited from significant foreign source income from their international operations. A review of historic receipts of foreign source income, adjusted to exclude income from the divested businesses, or that arose from intercompany lending that has now been repaid, indicates that the U.S. operations can reasonably expect $15-20 million of recurring foreign source income annually. The benefit of the foreign source income reduces the value of U.S. pretax income that is required to fully utilize the U.S. federal NOL released each year by an equal amount.

•	Our U.S. federal NOLs have a 20 year carryforward period and will expire in 2029 and 2030.

•
The U.S. federal NOL utilization is based on U.S. federal taxable income, which is comprised of pretax income, permanent items and reversals of temporary differences. As of December 31, 2014, we needed to generate approximately $725 million of pretax income over the next 16 years to realize all of our federal NOLs and absorb reversing temporary differences. The amount of pretax income needed to utilize the federal NOL was significantly less than our projected U.S. pretax income for the same time period. We believed our U.S. deferred tax liabilities would reverse in the same time period as our U.S. deferred tax assets.

•
The profitability of our U.S. operations are driven by the performance of our Great Lakes Solutions products manufactured in the U.S. Performance was expected to progressively improve in 2015 and in subsequent years initially led by our manufacturing and SG&A cost reduction programs. A significant portion of the actions to reduce manufacturing and SG&A costs (primarily reductions in headcount) had already been taken and in conjunction with improvement in manufacturing efficiencies and yields, were expected to yield cost reductions of $26 million annually in the U.S..

•	We were not relying on any tax planning strategies as a source of U.S. income necessary to utilize our U.S. federal NOLs.
The negative evidence that was considered in our determination that positive evidence is greater than negative evidence was the following:

•
We disposed of two profitable businesses in 2013 (Consumer Products) and 2014 (Chemtura AgroSolutions). However, we had already eliminated the stranded costs associated with the Consumer Products business and we anticipated the elimination of the stranded cost associated with the Chemtura AgroSolutions business by the end of the first quarter of 2015. We had used a portion of the net after-tax sale proceeds to repay debt, reducing U.S. interest expense. We had also transferred pension liabilities to the buyers of the Antioxidants and Consumer Products business. We also refinanced a significant portion of our debt in 2013, further reducing interest expense from that in 2012 and prior years.

•
If we excluded the profit contribution of the Antioxidants, Consumer Products and Chemtura AgroSolutions businesses, U.S. operations incurred a loss in both 2013 and 2014. However, as indicated in positive evidence, these U.S. operations, if adjusted for lower third party and intercompany interest expense in the U.S., eliminated costs incurred by the U.S. in support of the international operations of these businesses and the release of the obligations and the accretion related to the below market nature of the Supply Agreements would have been profitable in these periods and were profitable in 2012.

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

•
As a result of our emergence from Chapter 11 Bankruptcy in 2010, we are be subject to annual U.S. federal NOL limitations under Internal Revenue Code (“IRC”) Section 382 in the future. Our federal NOL annual limitation was $72 million in 2015 and $59 million annually in the period 2016-2024 and $8 million in 2025.

•
At December 31, 2014, Chemtura had a deferred tax asset related to LIH credits in the amount of $23 million; post 1998 LIH credits have a 20 year carry forward (the oldest is pre-2003 in the amount of $10 million). LIH credits are not available for use until all pre-Chapter 11 federal NOLs are utilized. Therefore, we do not believe it was more likely than not that we would utilize pre-Chapter 11 LIH credits before they expired. As discussed above, we evaluated the additional evidence in 2015 that we believe allowed us to release valuation allowance against our federal LIH credits.

We had valuation allowances related to U.S. operations of $45 million, $55 million and $102 million at December 31, 2016, 2015 and 2014, respectively. We had valuation allowances related to our foreign subsidiaries of $35 million, $37 million and $25 million at December 31, 2016, 2015 and 2014, respectively. A valuation allowance has been provided for deferred tax assets where it is more likely than not that these assets will expire before we are able to realize their benefit. Of the $12 million worldwide reduction in the total valuation allowance during 2016, $10 million was recorded to income tax expense in our Consolidated Statements of Operations and $2 million was recorded to other comprehensive loss in our Consolidated Balance Sheet. Of the $35 million reduction in the total valuation allowance during 2015, $33 million was recorded to the income tax expense in our Consolidated Statements of Operations and $2 million was recorded to other comprehensive loss in our Consolidated Balance Sheet.
The components of the deferred tax assets and liabilities are as follows:

(In millions)	2016	2015
Deferred tax assets:
Pension and other post-retirement liabilities	$50	$72
Net operating loss carryforwards	259	274
Other accruals	20	19
Below market contracts, net of discount	53	67
Tax credit carryforwards	35	43
Accruals for environmental remediation	19	20
Inventories and other	12	17
Total deferred tax assets	448	512
Valuation allowance	(80)	(92)
Net deferred tax assets after valuation allowance	368	420
Deferred tax liabilities:
Unremitted foreign earnings of subsidiaries	2	(1)
Property, plant and equipment	(63)	(66)
Intangibles	(2)	—
Other	(6)	(6)
Total deferred tax liabilities	(69)	(73)
Net deferred tax asset after valuation allowance	$299	$347

We early adopted ASU 2015-17 Balance Sheet Classification of Deferred Taxes in the fourth quarter of 2015 which requires that deferred tax liabilities and assets and associated valuation allowances be classified as non-current in the balance sheet. These balances are shown as separate line items on our Consolidated Balance Sheet.

The components of our gross net operating loss (“NOL”) are as follows:

(In millions)	2016	2015
Federal NOL	$539	$560
State NOL	$824	$867
Foreign NOL	$161	$181

State and foreign NOL and credits expire over the period 2017-2034, foreign tax credits expire over the period 2025-2026. LIH credits expire over the period 2019-2030 and federal NOL expire over the period 2029-2030. As a result of our emergence from Chapter 11 bankruptcy in 2010, we are subject to future annual federal NOL limitations under Internal Revenue Code (“IRC”) Section 382. Our federal annual limitations on the release of our NOLs are $59 million annually in the period 2017-2024 and $8 million in 2025, subject to adjustment upon audit, if any. At December 31, 2016, we had federal and state tax credit carryforwards of $33 million and $2 million, respectively. At December 31, 2015, we had federal and state tax credit carryforwards of $41 million and $2 million, respectively.
We anticipate that we will repatriate the undistributed earnings of certain foreign subsidiaries. For the year ended December 31, 2016, we decreased by $3 million the amount of the net deferred tax liability we provide for the U.S. tax consequences of these repatriations, primarily due to currency exchange fluctuations. For the year ended December 31, 2015, we decreased by $10 million, the amount of the net deferred tax liability we provide for the U.S. tax consequences of the repatriations completed in 2015 as a result of the sale of our Chemtura AgroSolutions business. We consider undistributed earnings of all other foreign subsidiaries to be indefinitely invested in their operations. At December 31, 2016, such undistributed earnings deemed to be indefinitely reinvested in foreign operations amounted to $457 million.
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
During the year ended December 31, 2016, we recorded a decrease to our liability for unrecognized tax benefits of approximately $1 million. This net decrease is due to a $3 million decrease for settlements of tax audits in various foreign jurisdictions during the current year that relate to a liability established in prior years offset by a $2 million increase for unrecognized tax benefits identified during the current year. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.
The beginning and ending amount of unrecognized tax benefits reconciles as follows:

(In millions)	2016	2015	2014
Balance at January 1	$27	$28	$44
Gross increases for tax positions taken during current year	2	—	2
Gross increases for tax positions taken during a prior period	1	3	2
Gross decreases for tax positions taken during a prior period	(1)	(2)	(19)
Settlements / payments	(3)	(1)	(2)
Foreign currency impact	—	(1)	1
Balance at December 31	$26	$27	$28

We recognized an insignificant amount of interest expense in 2016 and 2015 related to unrecognized tax benefits within tax expense in our Consolidated Statements of Operations and had interest expense of $1 million in 2014. We also recognized, in our Consolidated Balance Sheets at December 31, 2016 and 2015, approximately $10 million and $10 million of interest, respectively, related to unrecognized tax benefits. We file income tax returns in the U.S., various U.S. states and certain foreign jurisdictions. The Internal Revenue Service has completed our federal examination through tax years ending December 31, 2012. There are no tax years currently under examination by the Internal Revenue Service.

United States and foreign jurisdictions have statutes of limitations generally ranging from 3 to 5 years. We have a number of state, local and foreign examinations currently in process. Major foreign exams in process include Germany and Canada.

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

10) CAPITAL STOCK AND EARNINGS (LOSS) PER COMMON SHARE
Capital Stock
Common Shares
We are authorized to issue 500 million shares of $0.01 par value common stock. There were 100.6 million shares issued, of which 37.6 million were held in treasury at December 31, 2016 and there were 100.6 million shares issued, of which 33.4 million were held in treasury at December 31, 2015. We are authorized to issue 0.3 million shares of $0.01 par value preferred stock, none of which are outstanding.
Treasury Shares
In November 2013, the Board authorized an increase in our share repurchase program to $291 million and extended the program through November 9, 2014 (the "November 2014 Authorization"). In May 2014, the Board authorized a further increase in our share repurchase program by $100 million, up to $391 million when combined with the November 2013 authorization. During 2014, we purchased 12.1 million shares for $287 million under this share repurchase program. Through October 2014, we purchased 17.9 million shares for $382 million since inception of the share repurchase program in 2011. The remaining authorization of $9 million expired without any share repurchases in November 2014.
In October 2014, the Board approved a new share repurchase authorization of up to $500 million conditioned upon the sale of our Chemtura AgroSolutions business which authorization was scheduled to expire on December 1, 2015 (the "October 2014 Authorization"). In October 2014, we announced the commencement of a modified Dutch auction tender offer to purchase for cash shares of our common stock (the "Tender Offer"). In November 2014, we closed the sale of our Chemtura AgroSolutions business and in December 2014, we completed the Tender Offer and purchased 12.5 million shares of our common stock at a purchase price of $24.20 per share, for an aggregate cost of $302 million, excluding fees and expenses. In December 2014, we purchased an additional 1.2 million shares for $28 million under our share repurchase program through open market purchases.
In August 2015, the Board authorized an increase to the October 2014 Authorization by $150 million, up to $650 million in the aggregate when combined with the October 2014 Authorization, and extended the program to December 1, 2016. During 2015, we repurchased a total of 6.2 million shares of our common stock under our share repurchase program at a cost of $150 million. During 2016, we repurchased a total of 4.5 million shares of our common stock under our share repurchase program at a cost of $116 million.
Due to the pending merger transaction with Lanxess, we ceased purchases of our common stock. The October 2014 Authorization program expired in December 2016.
We release the value of treasury shares at the weighted average price per share when shares are issued from treasury.
Earnings (Loss) per Common Share
The computation of basic earnings (loss) per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings (loss) per common share is based on the weighted average number of common and common share equivalents outstanding. For the year ended December 31, 2016, the computation of diluted earnings (loss) per share equals the basic earnings (loss) per common share calculation since common stock equivalents were antidilutive due to losses from continuing operations. Common stock equivalents amounted to 0.9 million for the year ended December 31, 2016.

The following is a reconciliation of the shares used in the computation of earnings (loss) per share:

	Year ended
(In millions)	2016	2015	2014
Weighted average shares outstanding - Basic	63.8	67.8	90.2
Dilutive effect of common share equivalents	—	1.0	1.3
Weighted average shares outstanding - Diluted	63.8	68.8	91.5

11) ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss (“AOCL”), net of tax at December 31, 2016 and 2015, are as follows:

(in millions)	Foreign Currency Translation Adjustments	Unrecognized Pension and Other Post-Retirement Benefit Costs	Available for Sale Securities - Adjustments	Total
As of December 31, 2014	$(86)	$(306)	$(5)	$(397)
Other comprehensive (loss) income before reclassifications	(52)	(26)	7	(71)
Amounts reclassified from AOCL	(3)	11	(2)	6
Net current period other comprehensive (loss) income	(55)	(15)	5	(65)
As of December 31, 2015	(141)	(321)	—	(462)
Other comprehensive (loss) income before reclassifications	(44)	5	—	(39)
Amounts reclassified from AOCL	2	133	—	135
Net current period other comprehensive (loss) income	(42)	138	—	96
As of December 31, 2016	$(183)	$(183)	$—	$(366)

The following table summarizes the reclassifications from AOCL to the Consolidated Statement of Operations for the periods ending December 31, 2016, 2015 and 2014:

	Amount Reclassified from AOCL
(in millions)	2016	2015	2014	Affected line item in the consolidated statement of operations
Foreign currency translation items:
Liquidation of consolidated entities	$(2)	$8	$—	Other income, net
(Loss) gain on sale of business (b)	—	(5)	3	(Loss) gain on sale of business
Net of tax	(2)	3	3
Defined benefit pension plan items:
Amortization of prior-service credits (a)	5	5	5	Primarily SG&A
Amortization of actuarial losses (a)	(10)	(22)	(18)	Primarily SG&A
Settlement loss (a)	(162)	—	(21)	Pension settlement
Total before tax	(167)	(17)	(34)
Total tax	34	6	3	Income tax (expense) benefit
Net of tax	(133)	(11)	(31)
Available for sale securities:
Gain on sale of Platform shares	—	2	—	Other income, net
Net of tax	—	2	—
Total reclassifications	$(135)	$(6)	$(28)

(a) These items are included in the computation of net periodic benefit pension cost (see Note 13 - Pension and Other Post-Retirement Plans for additional information).
(b) Sale of the Chemtura AgroSolutions business (see Note 2 - Mergers and Divestitures)

12) STOCK INCENTIVE PLANS
We utilize various employee stock-based compensation plans. Awards under these plans are granted to eligible officers, employees and non-employee directors. Awards may be made in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and/or restricted stock units ("RSUs"). Under the plans, we issue additional shares of common stock upon the exercise of stock options, the vesting of RSUs and achieving the performance metrics in performance shares. Stock issuances can be from treasury shares or newly issued shares.
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
During the years ended December 31, 2016 and 2015, we had 4.0 million and 4.3 million shares available for grant, respectively.

A summary of our share-based compensation expense is shown below 2016, 2015 and 2014.

	2016	2015	2014
Selling, General & Administrative	12	11	13
Cost of goods sold	1	1	1
Total share-based compensation	13	12	14

Percentage of expense allocated to Corporate segment	81%	81%	77%
Percentage of expense allocated to Operating segments	19%	19%	23%
Stock Options
The Compensation & Governance Committee of the Board (the "Compensation Committee") did not grant any stock options during the years ended December 31, 2016, 2015 and 2014. All previously granted stock options have vested under their terms.
A summary of our stock option balances for 2016 is summarized as follows:

	Price Per Share	Shares	Weighted Average Remaining Contractual	Aggregate Intrinsic Value
	Average	(in millions)	Life	(in millions)
Outstanding at 12/31/15	$17.38	0.9	5.8	$9
Outstanding at 12/31/16	$17.35	0.9	4.9	$14
Exercisable at 12/31/16	$17.35	0.9	4.9	$14

The intrinsic value of the exercised options was less than $1 million for 2016, and $17 million and $5 million for 2015 and 2014, respectively.
Restricted Stock Awards
In March 2016, 2015 and 2014, the Compensation Committee approved the grant of 0.2 million, 0.2 million and 0.4 million, respectively, time-based RSUs under the 2016, 2015 and 2014 long-term incentive awards.  These RSUs vest ratably over a three-year period.
In March 2016, 2015 and 2014, the Compensation Committee approved the grant of 0.2 million performance shares under the 2016, 2015 and 2014 long-term incentive awards.  The share grants are subject to a performance multiplier of up to 2 times the targeted award.  The performance measurement period for these grants is the end of the third calendar year, including the year of issuance, ending on December 31. The performance share metric is our relative total shareholder return against the companies comprising the Dow Jones Chemical Index for the 2016, 2015 and 2014 long-term incentive awards. The performance shares will be settled as soon as practicable after the performance period but no later than March 15, 2018 for the 2015 long-term incentive awards and March 15, 2019 for the 2016 long-term incentive awards.  The 2014 long-term incentive awards were settled in January 2017. We used the Monte-Carlo simulation model to determine the fair value of the performance shares.  Using this method, the average per share fair value of these awards was $28.89, $34.91 and $26.98 for the 2016, 2015 and 2014 incentive awards, respectively.
RSUs award activity for 2016 is as follows:

	Shares (in millions)	Weighted Average Grant Date Fair Value	Aggregate Fair Value (in millions)
Unvested RSU awards, December 31, 2015	1.0	26.89	$28
Granted [1]	0.4	26.68
Vested	(0.4)	25.04	9
Unvested RSU awards, December 31, 2016	1.0	$27.40	$35

1) Includes performance multiplier adjustments for actual payout received on the performance shares.
The weighted average grant date fair value of RSUs granted was $26.68, $29.61 and $25.56 for 2016, 2015 and 2014, respectively. The fair value of RSUs at time of vesting was $9 million, $16 million and $8 million for 2016, 2015 and 2014, respectively.
Total remaining unrecognized compensation expense associated with unvested RSUs at December 31, 2016 was $10 million, which will be recognized over the weighted average period of approximately 2 years.
Tax Benefits of Stock-Based Compensation Plans
ASC 718 Stock Compensation requires the benefits of tax deductions in excess of grant-date fair value be presented in the cash flows from financing section of our Consolidated Statements of Cash Flows. We recognized a cash tax benefit in the amount of $5 million associated with shares exercised during the year ended December 31, 2014. The cash tax benefit associated with shares exercised during the years ended December 31, 2016 and 2015 was not material. Cash proceeds received from stock option exercises during 2016, 2015 and 2014 was $1 million, $20 million and $10 million, respectively.

13) PENSION AND OTHER POST-RETIREMENT PLANS
We have several defined benefit and defined contribution pension plans covering substantially all of our domestic employees and certain international employees. Benefits under the defined benefit plans are primarily based on the employees' years of service and compensation during employment. Effective January 1, 2006, we eliminated future earnings benefits to participants of our domestic defined benefit plans for non-bargained employees. All active non-bargained employees would subsequently earn benefits under defined contribution plans for all service incurred on or after January 1, 2006. Our funding policy for the defined benefit plans is based on contributions at the minimum annual amounts required by law plus such additional amounts as we may deem appropriate. Contributions for the defined contribution plans are determined as a percentage of the covered employee’s salary. Plan assets consist of publicly traded securities and mutual funds and investments in commingled funds administered by independent investment advisors.
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
On February 22, 2016, we announced that, in accordance with the selection made by Evercore Trust Company, N.A. ("Evercore Trust"), the independent fiduciary for the Chemtura Corporation Retirement Plan (the “US Qualified Plan”), our US Qualified Plan entered into a purchase agreement with Voya Retirement Insurance and Annuity Company ("Voya"), a member of the Voya Financial, Inc. family of companies, for a group annuity contract transferring payment responsibility for the pension benefits of approximately 5,000 U.S. retirees, or their designated beneficiaries, to Voya.

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
In May 2011, one of our UK subsidiaries entered into definitive agreements with the trustees of the Great Lakes U.K. Limited Pension Plan (the "UK Pension Plan”) over the terms of a “recovery plan” which provided for a series of additional cash contributions to be made to reduce the underfunding over time.  The agreements provided, among other things, for our UK subsidiary to make cash contributions of £60 million (approximately $96 million) between 2011 and 2014. The final contribution of £8 million ($12 million) was made in the first quarter of 2014.  The agreements also provided for the granting of both a security interest and a guarantee to support certain of the liabilities under the UK Pension Plan.
We also completed the evaluation as to whether additional benefit obligations existed in connection with the equalization of certain benefits under the UK Pension Plan that occurred in the early 1990s. As of December 31, 2013, we had an estimated liability of $6 million. During the third quarter of 2014, we obtained a recovery from third parties that reduced our estimated net liability by $4 million which was released to SG&A. During the first quarter of 2016, we reached a final agreement with the trustees of the UK Pension Plan as to the contribution our UK subsidiary should make to fund this benefit obligation. Therefore, in the first quarter of 2016, our UK subsidiary made a contribution of under $1 million to the UK Pension Plan in accordance with the agreement reached with the trustees and released the $2 million remainder of the estimated liability as a credit to SG&A.
Benefit Obligations

	Defined Benefit Pension Plans
	Qualified Domestic Plans		International and Non-Qualified Plans		Post-Retirement Health Care Plans
(In millions)	2016	2015	2016	2015	2016	2015
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$598	$652	$495	$542	$94	$108
Service cost	—	—	2	2	—	—
Interest cost	11	24	16	17	4	4
Actuarial (gains) losses (a)	(9)	(32)	78	(6)	(5)	(8)
Benefits paid	(20)	(46)	(22)	(20)	(7)	(7)
Settlements	(363)	—	(2)	(4)	—	—
Foreign currency exchange rate changes (b)	—	—	(70)	(36)	—	(3)
Other	—	—	2	—	—	—
Projected benefit obligation at end of year	$217	$598	$499	$495	$86	$94
Accumulated benefit obligation at end of year	$217	$598	$499	$494
Weighted-average year-end assumptions used to determine benefit obligations:
Discount rate	4.00%	4.10%	2.57%	3.46%	3.77%	3.97%
Rate of compensation increase	3.00%	3.00%	2.44%	2.42%	N/A	N/A
Health care cost trend rate					6.25%	4.87%

(a)
The gains for 2016 primarily related to an update to the revised mortality tables for the U.S. pension plans and the losses primarily related to decreases in discount rates for the international plans. The gains for 2015 primarily related to an update to the revised mortality tables for the U.S. pension plans, and increases in discount rates.

(b)
The significant foreign currency decrease in 2016 and 2015 is due to decreases in Euro and British Pound exchange rates from December 2015 to December 2016 and from December 2014 to December 2015, respectively.

A 6.25% weighted-average rate of increase in the health care cost trend rate was assumed for the accumulated post-retirement benefit obligation as of December 31, 2016. The rate was assumed to decrease gradually to a weighted average rate of 5.0% over approximately the next 3 to 8 years. Assumed health care cost trend rates have a significant effect on the post-retirement benefit obligation reported for the health care plans. A one percentage point increase in assumed health care cost trend rates would increase the accumulated post-retirement benefit obligation by $4 million for health care benefits as of December 31, 2016. A one percentage point decrease in assumed health care cost trend rates would decrease the accumulated post-retirement benefit obligation by $3 million for health care benefits as of December 31, 2016.

Plan Assets

	Defined Benefit Pension Plans
	Qualified Domestic Plans		International and Non-Qualified Plans		Post-Retirement Health Care Plans
(In millions)	2016	2015	2016	2015	2016	2015
Change in plan assets:
Fair value of plan assets at beginning of year	$531	$570	$416	$455	$—	$—
Actual return on plan assets	14	(7)	87	3	—	—
Employer contributions	35	14	18	9	7	7
Benefits paid	(20)	(46)	(22)	(20)	(7)	(7)
Settlements	(354)	—	(2)	(4)	—	—
Foreign currency exchange rate changes (a)	—	—	(73)	(27)	—	—
Other	—	—	2	—	—	—
Fair value of plan assets at end of year	$206	$531	$426	$416	$—	$—

(a)
The significant foreign currency decrease in 2016 and 2015 is due to decreases in Euro and British Pound exchange rates from December 2015 to December 2016 and from December 2014 to December 2015, respectively.

Our pension plan assets are managed by outside investment managers as appointed by the Employee Investment Committee (the "EIC"). Our investment managers are SEI Investments Management Corporation ("SEI") for our U.S. qualified pension plans, Northern Trust for our Canadian non-qualified pension plans and Mercer Limited for our UK pension plans.  Assets are monitored regularly to ensure they are within the range of parameters as set forth by the EIC.  Our investment strategy with respect to pension assets is to achieve the expected rate of return within an acceptable or appropriate level of risk.  Our investment strategy is designed to promote diversification, to moderate volatility and to attempt to balance the expected return with risk levels. The target allocations for qualified domestic plans are 32% equity securities, 58% fixed income securities and 10% to all other types of investments. The weighted average target allocations for international pension plans are 25% equity securities, 66% fixed income securities and 9% to all other types of investments.
The fair values of our defined benefit pension plan assets at December 31, 2016 and 2015, by asset category are as follows:

	Fair Value Measurements at December 31, 2016
	Defined Benefit Pension Plans
	Qualified Domestic Plans				International and Non-Qualified Plans
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
Pooled equity (a)	$83	$83	$—	$—	$88	$5	$83	$—
Fixed income securities:
U.S. government bonds (b)	16	—	16	—	—	—	—	—
International government bonds (b)	—	—	—	—	17	—	17	—
Pooled fixed income funds (c)	86	86	—	—	307	—	305	2
Alternative collective funds (d)	21	—	—	21	—	—	—	—
Other instruments (e)	—	—	—	—	14	—	—	14
	$206	$169	$16	$21	$426	$5	$405	$16

	Fair Value Measurements at December 31, 2015
	Defined Benefit Pension Plans
	Qualified Domestic Plans				International and Non-Qualified Plans
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
Pooled equity (a)	$146	$146	$—	$—	$120	$5	$115	$—
Fixed income securities:
U.S. government bonds (b)	62	—	62	—	—	—	—	—
International government bonds (b)	—	—	—	—	16	—	16	—
Pooled fixed income funds (c)	263	263	—	—	265	—	264	1
Alternative collective funds (d)	60	—	—	60	—	—	—	—
Other instruments (e)	—	—	—	—	14	—	—	14
Cash & cash equivalents	—	—	—	—	1	1	—	—
	$531	$409	$62	$60	$416	$6	$395	$15

(a)
Pooled equity funds include mutual and collective funds that invest primarily in marketable equity securities of various sized companies in a diverse set of industries in various regions of the world. Shares of publicly-traded mutual funds are valued at the closing price reported on the U.S. and international exchanges where the underlying securities are actively traded. Units of collective funds are valued at the per unit value determined by the fund manager, which is based on market price of the underlying securities.

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

(e)	Other instruments include primarily annuities and real estate funds instruments for which there are significant unobservable inputs and therefore have been classified as level 3.
Below is the roll-forward of the activity in the pension plan assets classified as Level 3 above:

	Alternative Collective Funds (d)	Other Instruments (e)	Total Level 3 Investments
Balance at December 31, 2015	$60	$15	$75
Purchases	—	1	1
Transfers to Level 1	(41)	—	(41)
Unrealized gains	2	—	2
Balance at December 31, 2016	$21	$16	$37

Funded Status
The funded status at the end of the year, and the related amounts recognized on the Consolidated Balance Sheet, are as follows:

	Defined Benefit Pension Plans
	Qualified Domestic Plans		International and Non-Qualified Plans		Post-Retirement Health Care Plans
(In millions)	2016	2015	2016	2015	2016	2015
Funded status, end of year:
Fair value of plan assets	$206	$531	$426	$416	$—	$—
Benefit obligations	217	598	499	495	86	94
Net amount recognized	$(11)	$(67)	$(73)	$(79)	$(86)	$(94)
Amounts recognized in the Consolidated Balance Sheets at the end of year consist of:
Noncurrent assets	$—	$—	$51	$46	$—	$—
Current liability	—	—	(7)	(8)	(7)	(8)
Noncurrent liability	(11)	(67)	(117)	(117)	(79)	(86)
Net amount recognized	$(11)	$(67)	$(73)	$(79)	$(86)	$(94)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$92	$270	$143	$137	$31	$38
Prior service credit	—	—	—	—	(25)	(30)
	$92	$270	$143	$137	$6	$8

As of December 31, 2016 and 2015, the current liability positions are included in accrued expenses, the noncurrent assets are included in other assets, and the noncurrent liability positions are shown as pension and post-retirement health care liabilities in our Consolidated Balance Sheets.
The estimated amounts that will be amortized from AOCL into net periodic benefit cost (credit) in 2017 are as follows:

	Qualified Domestic	International and Non- Qualified	Post- Retirement Health Care
(In millions)	Plans	Plans	Plans
Actuarial loss	$2	$6	$2
Prior service credit	—	—	(4)
Total amortization cost (credit)	$2	$6	$(2)

Our funding assumptions for our domestic pension plans assume no significant change with regard to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements. We contributed $60 million and $31 million to our pension and post retirement plans in 2016 and 2015, respectively. The 2016 contribution includes a $35 million discretionary contribution to one of our domestic qualified plans. The 2015 contribution included a $14 million discretionary contribution to one of our domestic qualified plans.
The projected benefit obligation and fair value of plan assets for pension and post-retirement plans with a projected benefit obligation in excess of plan assets at December 31, 2016 and 2015 were as follows:

(In millions)	2016	2015
Projected benefit obligation in excess of plan assets at end of year:
Projected benefit obligation	$439	$820
Fair value of plan assets	217	534

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension and post-retirement plans with an accumulated benefit obligation in excess of plan assets at December 31, 2016 and 2015 were as follows:

(In millions)	2016	2015
Accumulated benefit obligation in excess of plan assets at end of year:
Projected benefit obligation	$345	$725
Accumulated benefit obligation	344	725
Fair value of plan assets	210	533

Expected Cash Flows
Information about the expected cash flows for the domestic qualified defined benefit plans, international and non-qualified defined benefit plans and post-retirement health care plans are as follows:

	Defined Benefit Pension Plans
	Qualified Domestic	International and Non-Qualified	Post- Retirement Health Care
(in millions)	Plans	Plans	Plans
Expected Employer Contributions: (a)
2017	$—	$15	$8
Expected Benefit Payments (b):
2017	12	21	8
2018	13	22	7
2019	13	23	7
2020	13	25	7
2021	14	24	6
2022-2026	70	133	27

(a)
The expected employer contributions reflect the minimum required by law or contractual obligation, including benefits paid directly by employer. We may elect to make additional discretionary contributions as deemed appropriate consistent with past practice.

(b)	The expected benefit payments are based on the same assumptions used to measure our benefit obligation at the end of the year and include benefits attributable to estimated future employee service.
Net Periodic Cost

	Defined Benefit Pension Plans
	Qualified Domestic Plans			International and Non-Qualified Plans			Post-Retirement Health Care Plans
(In millions)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost (credit):
Service cost	$—	$—	$—	$2	$2	$2	$—	$—	$—
Interest cost	11	24	28	16	17	21	4	4	4
Expected return on plan assets	(20)	(39)	(41)	(19)	(22)	(26)	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	(5)	(5)	(5)
Recognized actuarial losses	4	13	11	4	6	4	2	3	3
Settlement loss recognized (a)	162	—	21	—	—	—	—	—	—
Net periodic benefit cost	$157	$(2)	$19	$3	$3	$1	$1	$2	$2

(a)
The settlement loss recognized in 2016 of $162 million related to the retiree annuity purchase transaction in our U.S. qualified pension plan (included in Pension settlement). The settlement loss recognized in 2014 of $21 million related to the lump sum payout made to certain participants in our U.S. qualified pension plan (included in Pension settlement).

Weighted-average assumptions used to determine net cost:

	Defined Benefit Pension Plans
	Qualified Domestic Plans			International and Non-Qualified Plans			Post-Retirement Health Care Plans
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rate	4.10%	3.80%	4.60%	3.63%	3.47%	4.20%	3.83%	3.70%	4.45%
Expected return on plan assets	7.50%	7.50%	7.50%	5.13%	5.66%	6.68%
Rate of compensation increase	3.00%	3.00%	3.00%	2.42%	2.41%	2.85%

The expected return on pension plan assets is based on our investment strategy, historical experience, and our expectations for long-term rates of return. We determine the long-term rate of return assumptions for the domestic and international pension plans based on investment allocation between various asset classes. The expected rate of return on plan assets is derived by applying the expected returns on various asset classes to our target asset allocation. The expected returns are based on the expected performance of the various asset classes and are further supported by historical investment returns.
Assumed health care cost trend rates have a significant effect on the service and interest cost components reported for the health care plans. A one percentage point increase or decrease in assumed health care cost trend rates increases or decreases the service and interest cost components of net periodic post-retirement health care benefit cost by less than $1 million for 2016.
Our cost of the defined contribution plans was $11 million for 2016, $9 million for 2015 and $11 million for 2014.
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
Our contributions to the plan for 2016 and prior years have been insignificant. However, due to the withdrawal of certain employers from the plan, there is uncertainty regarding the impact on our future contributions, although any incremental future contributions are not expected to have a significant impact on our financial statements.

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
Level 1 fair value measurements in 2016 and 2015 included securities purchased in connection with the deferral of compensation, our match and investment earnings related to the supplemental savings plan. These securities are considered our general assets until distributed to the participant and are included in other assets in our Consolidated Balance Sheets. A corresponding liability is included in other liabilities at December 31, 2016 and 2015 in our Consolidated Balance Sheets. Quoted market prices were used to determine fair values of these Level 1 investments which are held in a trust with a third-party brokerage firm. The fair value of the asset and corresponding liability was $5 million and $4 million at December 31, 2016 and 2015, respectively.
For the year ended December 31, 2016, there were no transfers into or out of Level 1 and Level 2, except for certain pension plan assets (see Note 13 – Pension and Other Post-Retirement Plans).
Level 3 fair value measurements are utilized in our impairment reviews of Goodwill. We also used Level 3 fair value measurements to determine the undiscounted value of our below-market contract obligation with Platform in 2014 (see Note 1 – Nature of Operations and Summary of Significant Accounting Policies).
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
Litigation and Claims
Environmental Liabilities
As part of the Chapter 11 cases that we filed in 2009, under the Plan of Reorganization, the Debtors in the Chapter 11 cases retained responsibility for environmental cleanup liabilities relating to currently owned or operated sites (i.e. sites that were part of the Debtors' estates) and, with certain exceptions, discharged or settled liabilities relating to formerly owned or operated sites (i.e., sites that were no longer part of the Debtors' estates) and third-party sites (i.e., sites that were never part of the Debtors' estates).
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

The total amount accrued for environmental liabilities as of December 31, 2016 and December 31, 2015, was $61 million and $63 million, respectively. At December 31, 2016 and December 31, 2015, $13 million and $16 million, respectively, of these environmental liabilities were reflected as accrued expenses and $48 million and $47 million, respectively, were reflected as other liabilities in our Consolidated Balance Sheets. We estimate that ongoing environmental liabilities could range up to $71 million at December 31, 2016. Our accruals for environmental liabilities include estimates for determinable clean-up costs. We recorded a pre-tax charge of $7 million in 2016, $8 million in 2015, and $6 million in 2014, to increase our environmental liabilities and made payments of $8 million in 2016, $14 million in 2015 and $18 million in 2014. At certain sites, we have contractual agreements with certain other parties to share remediation costs. As of December 31, 2016, no receivables are outstanding related to these agreements. At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. We intend to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed our present estimates, and could have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations or cash flows. Our estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites.
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
Guarantees
In addition to the letters of credit of $14 million outstanding at December 31, 2016 and 2015, we have guarantees that have been provided to various financial institutions. At December 31, 2016 and 2015, we had $5 million and $6 million in guarantees. The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking and credit facilities, vendor deposits and European value added tax (“VAT”) obligations.
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

16) BUSINESS SEGMENTS
We evaluate a segment’s performance based on several factors, of which the primary factor is operating income (loss). In computing operating income (loss) by segment, the following items have not been adjusted for: (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs; (4) merger and integration costs; (5) gain or loss on sale of business; (6) impairment charges; and (7) pension settlement charge. Pursuant to ASC Topic 280, Segment Reporting (“ASC 280”), these items have been excluded from our presentation of segment operating income (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.
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
Corporate and Other Charges
Corporate includes costs and expenses that are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization. Functional costs are allocated between the business segments and general corporate expense. Facility closures, severance and related costs are primarily for severance costs related to our cost savings initiatives. Merger and integration costs primarily are comprised of legal and other fees associated with the signing of the Merger Agreement with Lanxess and the charge related to the modification of the non-compete agreement with Addivant. The (loss) gain on sale of business primarily relates to the sale of our Chemtura AgroSolutions business in 2014. The pension settlement in 2016 related to the transfer of certain pension benefit obligations to Voya which occurred in the first quarter of 2016. The pension settlement charge in 2014 related to a one-time single lump sum or an immediate annuity offered to certain former employees who participated in our U.S. qualified pension plan.
Corporate assets are principally cash and cash equivalents, intangible assets (including goodwill) and other assets (including deferred tax assets) maintained for general corporate purposes.
A summary of business data for our reportable segments for the years 2016, 2015 and 2014 is as follows:

Information by Business Segment
(In millions)

Net Sales	2016	2015	2014
Petroleum additives	$576	$614	$687
Urethanes	247	272	300
Industrial Performance Products	823	886	987
Bromine based & related products	555	575	641
Organometallics	166	147	159
Industrial Engineered Products	721	722	800
Agrochemical Manufacturing	110	137	403
Net Sales	$1,654	$1,745	$2,190

Operating Income	2016	2015	2014
Industrial Performance Products	$148	$141	$106
Industrial Engineered Products	94	58	16
Agrochemical Manufacturing	37	35	86
Segment Operating Income	279	234	208
General corporate expense	(48)	(52)	(59)
Amortization	(7)	(12)	(13)
Facility closures, severance and related costs	(1)	(3)	(25)
Merger and integration costs	(13)	—	—
(Loss) gain on sale of business	(1)	(4)	529
Impairment charges	(1)	(1)	—
Pension settlement	(162)	—	(21)
Total Operating Income	$46	$162	$619

Depreciation and Amortization	2016	2015	2014
Industrial Performance Products	$30	$28	$34
Industrial Engineered Products	42	47	44
Agrochemical Manufacturing	4	4	8
	76	79	86
Corporate	9	14	16
	$85	$93	$102

Segment Assets	2016	2015	2014
Industrial Performance Products	$547	$578	$642
Industrial Engineered Products	681	670	696
Agrochemical Manufacturing	49	50	87
	1,277	1,298	1,425
Corporate	891	1,062	1,235
	$2,168	$2,360	$2,660

Capital Expenditures	2016	2015	2014
Industrial Performance Products	$26	$31	$54
Industrial Engineered Products	57	47	51
Agrochemical Manufacturing	1	1	6
	84	79	111
Corporate	4	1	2
	$88	$80	$113

Information by Geographic Area
(In millions)

Net sales (based on location of customer)	2016	2015	2014
United States	$674	$751	$888
Canada	40	46	48
Latin America	37	74	174
Europe	510	504	639
Asia/Pacific	393	370	441
	$1,654	$1,745	$2,190

Property, Plant and Equipment	2016	2015	2014
United States	$343	$333	$338
Canada	47	44	54
Latin America	7	8	10
Europe	144	156	181
Asia/Pacific	111	122	121
	$652	$663	$704

17) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA
Our obligations under the 2021 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each current and future domestic restricted subsidiary, other than excluded subsidiaries that do not guarantee any indebtedness of Chemtura or our restricted subsidiaries. Our subsidiaries that do not guarantee the 2021 Senior Notes are referred to as the “Non-Guarantor Subsidiaries.” The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, statements of comprehensive income, balance sheets and statements of cash flow data for: (i) Chemtura Corporation (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Chemtura historical reported financial information); (ii) the Parent Company, alone (accounting for our Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary's cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) the Guarantor Subsidiaries alone; and (iv) the Non-Guarantor Subsidiaries alone.
Condensed Consolidating Statement of Operations
Year ended December 31, 2016
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,654	$(1,270)	$1,046	$341	$1,537
Cost of goods sold	1,181	(1,270)	795	283	1,373
Selling, general and administrative	143	—	91	8	44
Depreciation and amortization	85	—	20	29	36
Research and development	21	—	14	1	6
Facility closures, severance and related costs	1	—	1	1	(1)
Merger and integration costs	13	—	13	—	—
Loss on sale of business	1	—	—	—	1
Impairment charges	1	—	—	1	—
Pension settlement	162	—	162	—	—
Operating income (loss)	46	—	(50)	18	78
Interest expense	(32)	—	(32)	—	—
Other (expense) income, net	—	—	(14)	7	7
Equity in net earnings (loss) of subsidiaries	—	(89)	90	(1)	—
Earnings (loss) from continuing operations before income taxes	14	(89)	(6)	24	85
Income tax expense	(29)	—	(9)	(1)	(19)
Net (loss) earnings	$(15)	$(89)	$(15)	$23	$66

Condensed Consolidating Statement of Comprehensive Income (Loss)
As of December 31, 2016
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net (loss) earnings	$(15)	$(89)	$(15)	$23	$66
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(42)	—	17	—	(59)
Unrecognized pension and other post-retirement benefit changes	138	—	141	—	(3)
Comprehensive income (loss)	$81	$(89)	$143	$23	$4

Condensed Consolidating Balance Sheet
As of December 31, 2016
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$865	$—	$259	$93	$513
Intercompany receivables	—	(1,473)	519	223	731
Investment in subsidiaries	—	(4,669)	795	1,132	2,742
Property, plant and equipment	652	—	111	232	309
Goodwill	158	—	93	3	62
Other assets	493	—	388	25	80
Total assets	$2,168	$(6,142)	$2,165	$1,708	$4,437
LIABILITIES AND EQUITY
Current liabilities	$310	$—	$140	$34	$136
Intercompany payables	—	(1,473)	370	461	642
Long-term debt	457	—	456	—	1
Other long-term liabilities	423	—	221	69	133
Total liabilities	1,190	(1,473)	1,187	564	912
Total equity	978	(4,669)	978	1,144	3,525
Total liabilities and equity	$2,168	$(6,142)	$2,165	$1,708	$4,437

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2016
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(15)	$(89)	$(15)	$23	$66
Adjustments to reconcile net (loss) earnings to net cash provided by operations:
Loss on sale of business	1	—	—	—	1
Merger and integration costs	4	—	4	—	—
Impairment charges	1	—	—	1	—
Agrochemical Manufacturing supply agreements	(38)	—	(35)	—	(3)
Pension settlement	162	—	162	—	—
Release of translation adjustment from liquidation of entities	2	—	—	—	2
Depreciation and amortization	85	—	20	29	36
Stock-based compensation expense	13	—	13	—	—
Deferred tax benefit	8	—	4	1	3
Changes in assets and liabilities, net	(86)	89	(118)	(14)	(43)
Net cash provided by operations	137	—	35	40	62
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from divestments, net	6	—	—	—	6
Capital expenditures	(88)	—	(17)	(40)	(31)
Net cash used in investing activities	(82)	—	(17)	(40)	(25)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(44)	—	(41)	—	(3)
Proceeds from short-term borrowings, net	8	—	—	—	8
Common shares acquired	(116)	—	(116)	—	—
Proceeds from the exercise of stock options	1	—	1	—	—
Net cash (used in) provided by financing activities	(151)	—	(156)	—	5
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(7)	—	—	—	(7)
Change in cash and cash equivalents	(103)	—	(138)	—	35
Cash and cash equivalents at beginning of year	323	—	$171	$—	$152
Cash and cash equivalents at end of year	$220	$—	$33	$—	$187

Condensed Consolidating Statement of Operations
Year ended December 31, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$1,745	$(1,320)	$1,139	$378	$1,548
Cost of goods sold	1,312	(1,320)	928	308	1,396
Selling, general and administrative	151	—	96	11	44
Depreciation and amortization	93	—	22	37	34
Research and development	20	—	11	4	5
Facility closures, severance and related costs	3	—	—	4	(1)
Loss (gain) on sale of business	4	—	13	—	(9)
Impairment charges	1	—	—	—	1
Equity income	(1)	—	(1)	—	—
Operating income	162	—	70	14	78
Interest expense	(30)	—	(33)	—	3
Other income, net	20	—	1	1	18
Equity in net earnings of subsidiaries	—	(96)	96	—	—
Earnings from continuing operations before income taxes	152	(96)	134	15	99
Income tax (expense) benefit	(16)	—	2	2	(20)
Net earnings	$136	$(96)	$136	$17	$79

Condensed Consolidating Statement of Comprehensive Income (Loss)
As of December 31, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$136	$(96)	$136	$17	$79
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(55)	—	24	—	(79)
Unrecognized pension and other post-retirement benefit costs	(15)	—	(6)	—	(9)
Available for sale securities adjustments	5	—	5	—	—
Comprehensive income (loss)	$71	$(96)	$159	$17	$(9)

Condensed Consolidating Balance Sheet
As of December 31, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$978	$—	$402	$108	$468
Intercompany receivables	—	(1,610)	541	223	846
Investment in subsidiaries	—	(4,799)	782	1,135	2,882
Property, plant and equipment	663	—	112	221	330
Goodwill	166	—	93	3	70
Other assets	553	—	440	29	84
Total assets	$2,360	$(6,409)	$2,370	$1,719	$4,680
LIABILITIES AND EQUITY
Current liabilities	$361	$—	$180	$41	$140
Intercompany payables	—	(1,610)	407	488	715
Long-term debt	465	—	455	—	10
Other long-term liabilities	532	—	326	71	135
Total liabilities	1,358	(1,610)	1,368	600	1,000
Total equity	1,002	(4,799)	1,002	1,119	3,680
Total liabilities and equity	$2,360	$(6,409)	$2,370	$1,719	$4,680

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2015
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$136	$(96)	$136	$17	$79
Adjustments to reconcile net earnings to net cash provided by operations:
Loss (gain) on sale of business	4	—	13	—	(9)
Impairment charges	1	—	—	—	1
Agrochemical Manufacturing supply agreements	(38)	—	(35)	—	(3)
Release of translation adjustment from liquidation of entities	(8)	—	—	—	(8)
Depreciation and amortization	93	—	22	37	34
Stock-based compensation expense	12	—	12	—	—
Deferred tax benefit	(14)	—	(1)	(2)	(11)
Changes in assets and liabilities, net	(27)	96	(74)	(18)	(31)
Net cash provided by operations	159	—	73	34	52
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from divestments, net	3	—	4	—	(1)
Sale of Platform Specialty Products Corporation shares	54	—	54	—	—
Capital expenditures	(80)	—	(13)	(34)	(33)
Net cash (used in) provided by investing activities	(23)	—	45	(34)	(34)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1	—	—	—	1
Payments on long-term debt, includes premium on tendering of notes	(60)	—	(44)	—	(16)
Common shares acquired	(150)	—	(150)	—	—
Proceeds from exercise of stock options	20	—	20	—	—
Net cash used in financing activities	(189)	—	(174)	—	(15)
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(16)	—	—	—	(16)
Change in cash and cash equivalents	(69)	—	(56)	—	(13)
Cash and cash equivalents at beginning of year	392	—	227	—	165
Cash and cash equivalents at end of year	$323	$—	$171	$—	$152

Condensed Consolidating Statement of Operations
Year ended December 31, 2014
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$2,190	$(1,878)	$1,346	$437	$2,285
Cost of goods sold	1,682	(1,878)	1,112	370	2,078
Selling, general and administrative	234	—	129	16	89
Depreciation and amortization	102	—	25	32	45
Research and development	36	—	14	6	16
Facility closures, severance and related costs	25	—	3	2	20
Gain on sale of business	(529)	—	(399)	—	(130)
Pension settlement	21	—	21	—	—
Operating income	619	—	441	11	167
Interest expense	(45)	—	(50)	—	5
Loss on early extinguishment of debt	(7)	—	(7)	—	—
Other income (expense), net	12	—	(11)	2	21
Equity in net earnings of subsidiaries	—	(145)	145	—	—
Earnings from continuing operations before income taxes	579	(145)	518	13	193
Income tax benefit (expense)	192	—	244	(4)	(48)
Earnings from continuing operations	771	(145)	762	9	145
Earnings from discontinued operations, net of tax	1	—	1	—	—
Loss on sale of discontinued operations, net of tax	(9)	—	—	(8)	(1)
Net earnings	$763	$(145)	$763	$1	$144

Condensed Consolidating Statement of Comprehensive Income (Loss)
As of December 31, 2014
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net earnings	$763	$(145)	$763	$1	$144
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(73)	—	45	—	(118)
Unrecognized pension and other post-retirement benefit costs	(39)	—	(32)	—	(7)
Available for sale securities adjustments	(5)	—	(5)	—	—
Comprehensive income (loss)	$646	$(145)	$771	$1	$19

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2014
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$763	$(145)	$763	$1	$144
Adjustments to reconcile net earnings to net cash (used in) provided by operations:
Loss on sale of discontinued operations	9	—	—	8	1
Gain on sale of business	(529)	—	(399)	—	(130)
Agrochemical Manufacturing supply agreements	(6)	—	(5)	—	(1)
Loss on early extinguishment of debt	7	—	7	—	—
Depreciation and amortization	102	—	25	32	45
Stock-based compensation expense	14	—	14	—	—
Pension settlement	21	—	21	—	—
Deferred tax (benefit) expense	(274)	—	(278)	4	—
Changes in assets and liabilities, net	(185)	145	(239)	(27)	(64)
Net cash (used in) provided by operations	(78)	—	(91)	18	(5)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from divestments, net	984	—	964	15	5
Capital expenditures	(113)	—	(18)	(33)	(62)
Net cash provided by (used in) investing activities	871	—	946	(18)	(57)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	19	—	—	—	19
Payments on long-term debt, includes premium on tendering of notes	(350)	—	(342)	—	(8)
Payments on other short-term borrowings, net	(1)	—	—	—	(1)
Common shares acquired	(618)	—	(618)	—	—
Proceeds from exercise of stock options	10	—	10	—	—
Other financing activities	5	—	5	—	—
Net cash (used in) provided by financing activities	(935)	—	(945)	—	10
CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(15)	—	—	—	(15)
Change in cash and cash equivalents	(157)	—	(90)	—	(67)
Cash and cash equivalents at beginning of year	549	—	317	—	232
Cash and cash equivalents at end of year	$392	$—	$227	$—	$165

18) SUMMARIZED UNAUDITED QUARTERLY FINANCIAL DATA

(In millions, except per share data)	2016
	First		Second		Third		Fourth
Net sales	$414	(a)	$441	(a)	$414	(a)	$385	(a)
Gross profit	$121		$119		$125		$108

Net (loss) earnings	$(96)	(b)	$34		$25	(c)	$22	(c)
BASIC PER SHARE (e):
Net (loss) earnings	$(1.46)		$0.54		$0.40		$0.35
DILUTED PER SHARE (e):
Net (loss) earnings	$(1.46)		$0.53		$0.39		$0.34

Basic weighted-average shares outstanding	65.7		63.5		63.0		63.0
Diluted weighted-average shares outstanding	65.7		64.2		63.9		64.1

	2015
	First		Second		Third		Fourth
Net sales	$438	(d)	$464	(d)	$444	(d)	$399	(d)
Gross profit	$98		$114		$117		$104

Earnings from continuing operations, net of tax	$21		$18		$31		$66
Loss on sale of discontinued operations, net of tax	(1)		1		—		—
Net earnings	$20		$19		$31		$66
BASIC PER SHARE (e):
Earnings from continuing operations, net of tax	$0.31		$0.27		$0.46		$0.98
(Loss) gain on sale of discontinued operations, net of tax	(0.01)		0.01		—		—
Net earnings	$0.30		$0.28		$0.46		$0.98
DILUTED PER SHARE (e):
Earnings from continuing operations, net of tax	$0.30		$0.26		$0.45		$0.96
(Loss) gain on sale of discontinued operations, net of tax	(0.01)		0.01		—		—
Net earnings	$0.29		$0.27		$0.45		$0.96

Basic weighted-average shares outstanding	68.8		67.6		67.5		67.4
Diluted weighted-average shares outstanding	69.8		68.5		68.3		68.5

(a)
Net sales included $9 million, $10 million, $10 million and $9 million in the first, second, third and fourth quarters of 2016, respectively, related to the non-cash portion of the amortization, net of accretion, of the below-market contract obligation with Platform.

(b)	The net loss for the first quarter of 2016 included a pre-tax non-cash pension settlement charge of $162 million.

(c)	The net earnings included pre-tax charges of $11 million and $2 million in the third and fourth quarters of 2016, respectively, related to merger and integration costs.

(d)
Net sales included $9 million, $10 million, $10 million and $9 million in the first, second, third and fourth quarters of 2015, respectively, related to the non-cash portion of the amortization, net of accretion, of the below-market contract obligation with Platform.

(e)
The sum of the earnings (loss) per common share for the four quarters may not equal the total earnings (loss) per common share for the full year due to quarterly changes in the average number of shares outstanding.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Chemtura Corporation:
We have audited the accompanying consolidated balance sheets of Chemtura Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemtura Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Chemtura Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

/s/ KPMG LLP
Stamford, Connecticut
February 22, 2017

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A: Controls and Procedures
(a) Disclosure Controls and Procedures
As of December 31, 2016, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2016 were effective.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2016.
KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report, which is included elsewhere within this Form 10-K, on the effectiveness of our internal control over financial reporting.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred in the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information
Under the 2015 Joint Comprehensive Plan of Action ("JCPOA"), the United States provided for certain sanctions relief for Iran, including a new general license for foreign subsidiaries of U.S. firms to engage in Iran-related business activities that are consistent with the JCPOA. Under this general license, our foreign subsidiary Chemtura Sales Europe BV engaged in permissible sales of certain organometallic products, generating less than $1 million in sales and profit during 2016.

PART III

Item 10: Directors, Executive Officers and Corporate Governance
EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of Chemtura are as follows:
Craig A. Rogerson, 60, has served as Chairman, President and Chief Executive Officer of Chemtura since December 2008. Previously, Mr. Rogerson served as President, Chief Executive Officer and director of Hercules Incorporated from December 2003 until its acquisition by Ashland, Incorporated on November 13, 2008.
Chet H. Cross, 58, has served as Executive Vice President, Supply Chain and Operations since November 2013 and as Executive Vice President and Group President Industrial Engineered and Performance Products since September 2010. From January 2010 to September 2010, Mr. Cross served as Group President Engineered Products. From December 2008 to January 2010, Mr. Cross was Vice President of Operations of Ashland Inc.’s Ashland Hercules Water Technologies division. Previously, Mr. Cross served for over 20 years with Hercules Incorporated in a variety of positions of increasing responsibility, most recently as General Manager of Hercules’ Americas pulp and paper business and President of Hercules Canada.
Billie S. Flaherty, 59, has served as Executive Vice President, General Counsel and Secretary since November 2013 and as Senior Vice President, General Counsel and Secretary since January 2009.
Stephen C. Forsyth, 61, has served as Executive Vice President and Chief Financial Officer since April 2007. Previously, Mr. Forsyth served for 26 years with Hexcel Corporation in a variety of operational and executive capacities, including serving as Executive Vice President and Chief Financial Officer from 1996 to 2007.
Simon Medley, 50, has served as Executive Vice President, Industrial Performance Products and Great Lakes Solutions since October 2014 and as Senior Vice President, Industrial Performance Products since October 2013. From October 2012 through September 2013, Mr. Medley was President of Petroleum Additives. Previously, Mr. Medley served in various senior leadership positions at BASF most recently as Senior Vice President of BASF's Fine Chemicals and Care Chemicals North American business units and Senior Vice President and Managing Director of BASF Personal Care and Nutrition GmbH.
Alan M. Swiech, 58, has served as Executive Vice President, Organometallics Specialties and Support Services since February 2015 and as Executive Vice President, Human Resources and Support Services since November 2013.  From January 2009 to November 2013, Mr. Swiech served as Senior Vice President, Human Resources and Support Services.
Laurence M. Orton, 44, has served as Vice President and Corporate Controller since November 2012. Mr. Orton was also Vice President, Finance & Investor Relations from 2010 to November 2012, Vice President, Financial Planning and Analysis from 2008 to 2010 and Business Chief Financial Officer of the Performance Specialties Segment from 2006 to 2008. Previously, Mr. Orton served for 7 years with Avecia Group Plc and predecessor company Astra Zeneca.
Dalip Puri, 44, has served as Vice President and Treasurer since November 2010. Mr. Puri was also Vice President, Investor Relations and Treasurer from November 2012 to December 2014.  Prior to joining Chemtura, Mr. Puri served as Corporate Treasurer of Hewitt Associates.  Before that he served for 7 years with Delphi Corporation in various positions of increasing responsibility, most recently as Global Treasury Director.
There is no family relationship between any of such officers, and there is no arrangement or understanding between any of them and any other person pursuant to which any such officer was selected as an officer.
Information relating to our directors and nominees will be included under the caption “Election of Directors” in the 2016 Proxy Statement for our Annual Shareholders Meeting to be held on May 31, 2017 and is incorporated by reference herein. The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee” in the 2016 Proxy Statement, and is incorporated by reference herein.

Item 11: Executive Compensation
The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation” and “Director Compensation” in the 2016 Proxy Statement, and is incorporated by reference herein. The information required by

Item 407(e)(4) and 407(e)(5) of Regulation S-K will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation and Governance Committee Report” in the 2016 Proxy Statement, and that information is incorporated by reference herein.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 201(d) of Regulation S-K will be included under the caption “Equity Compensation Plan Information” in the 2016 Proxy Statement, and is incorporated by reference herein.
The information required by Item 403 of Regulation S-K will be included under the caption “Stock Ownership Information” in the 2016 Proxy Statement, and is incorporated by reference herein.

Item 13: Certain Relationships and Related Transactions, and Director Independence
The information required by Item 404 of Regulation S-K will be included under the caption “Related Person Transactions” in the 2016 Proxy Statement, and is incorporated by reference herein.
The information required by Item 407(a) of Regulation S-K will be included under the caption “Director Independence” in the 2016 Proxy Statement, and is incorporated by reference herein.

Item 14: Principal Accountant Fees and Services
The information required by this Item will be included under the caption “Independent Audit Fees for 2016” in the 2016 Proxy Statement, and is incorporated by reference herein.

PART IV

Item 15: Exhibits and Financial Statement Schedules
(a)  The following documents are filed as part of this report:

1.	Financial statements and Report of Independent Registered Public Accounting Firm, as required by Item 8 of this form.

(i)	Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014;

(ii)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014;

(iii)	Consolidated Balance Sheets as of December 31, 2016 and 2015;

(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014;

(v)	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016, 2015, and 2014;

(vi)	Notes to Consolidated Financial Statements; and

(vii)	Report of Independent Registered Public Accounting Firm.

2.
The following exhibits are either filed herewith or incorporated herein by reference to the respective reports and registration statements identified in the parenthetical clause following the description of the exhibit:

Exhibit No.
2.1
Amended and Restated Asset Purchase and Contribution Agreement, dated as of January 25, 2013 among Chemtura Corporation, SK Blue Holdings, Ltd, and Addivant USA Holdings Corp. (incorporated by reference to Exhibit 10.1 to the Registrant's January 28, 2013 Form 8-K).**

2.2
Stock Purchase Agreement, dated as of October 9, 2013, among KIK Custom Products Inc., KCP Corporate Holdings Inc., Chemtura Corporation, Chemtura Holdings GmbH, Great Lakes Chemical Corporation and Great Lakes Chemical (Netherlands) B.V. (incorporated by reference to Exhibit 2.1 to the Registrant’s October 10, 2013 Form 8-K).**

2.3
Stock and Asset Purchase Agreement, dated as of April 16, 2014, between Chemtura Corporation and Platform Specialty Products Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s April 17, 2014 Form 8-K).**

2.4
Modified Purchase Agreement, dated February 18, 2016, by and among Chemtura Corporation, Evercore Trust Company, N.A. and Voya Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 2.1 to the Registrant's April 28, 2016 Form 10-Q).

2.5
Agreement and Plan of Merger, dated September 25, 2016, by and among Chemtura Corporation, Lanxess Deutschland GmbH and LANXESS Additives Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's September 26, 2016 Form 8-K).**

3.1
Amended and Restated Certificate of Incorporation of Chemtura Corporation (incorporated by reference to Exhibit 3.1 to Chemtura’s Registration Statement on Form 8-A filed with the SEC on November 9, 2010).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chemtura Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's May 13, 2013 Form 8-K).
3.3	Amended and Restated Bylaws of Chemtura Corporation (incorporated by reference to Exhibit 3.2 to the Registrant's May 13, 2013 Form 8-K).
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
10.1
Senior Secured Term Facility Credit Agreement, dated as of August 27, 2010, among Chemtura Corporation, Bank of America, N.A., as Administrative Agent, the other agents party thereto and the Lenders party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s May 16, 2011 Form 8-K/A).

10.2
Amendment No. 1 to the Senior Secured Term Facility Credit Agreement, dated as of September 27, 2010, among Chemtura Corporation, Bank of America, N.A., as Administrative Agent, the other agents party thereto and the Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s September 30, 2010 Form 8-K).

10.3
Amendment No. 2 to the Senior Secured Term Facility Credit Agreement, dated as of October 30, 2013, among Chemtura Corporation Bank of America, N.A., as Administrative Agent, the other agents party thereto and the Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s May 16, 2011 8-K/A).

10.4
Amendment No. 3 to the Senior Secured Term Facility Credit Agreement, dated July 25, 2016, among Chemtura Corporation Bank of America, N.A., as Administrative Agent, the other agents party thereto and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s July 28, 2016 10-Q).

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

10.7
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

10.8
U.S. Guaranty, dated as of December 4, 2013, pursuant to the Amended and Restated Senior Secured Revolving Credit Facilities Agreement (incorporated by reference to Exhibit 4.2 to the Registrant's December 6, 2013 Form 8-K).

10.9
Foreign Guaranty, dated as of December 4, 2013, pursuant to the Amended and Restated Senior Secured Revolving Credit Facilities Agreement (incorporated by reference to Exhibit 4.3 to the Registrant's December 6, 2013 Form 8-K).

10.10
U.S. Security Agreement, dated as of December 4, 2013, pursuant to the Amended and Restated Senior Secured Revolving Credit Facilities Agreement(incorporated by reference to Exhibit 4.4 to the Registrant's December 6, 2013 Form 8-K).

10.11
Foreign Security Agreement, dated as of December 4, 2013, pursuant to the Amended and Restated Senior Secured Revolving Credit Facilities Agreement (incorporated by reference to Exhibit 4.5 to the Registrant's December 6, 2013 Form 8-K).

10.12	Employment Agreement, dated as of November 9, 2010, between Craig Rogerson and Chemtura Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s November 12, 2010 8-K).+
10.13	Amendment No. 1 to Employment Agreement, dated as of March 9, 2011, between Craig Rogerson and Chemtura Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s March 3, 2011 8-K).+
10.14	Employment Agreement, dated as of November 9, 2010, between Stephen Forsyth and Chemtura Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s November 12, 2010 8-K).+
10.15	Amendment No. 1 to Employment Agreement, dated as of March 9, 2011, between Stephen Forsyth and Chemtura Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s March 3, 2011 8-K).+
10.16	Employment Agreement, dated as of November 9, 2010, between Billie Flaherty and Chemtura Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s November 12, 2010 8-K).+
10.17	Amendment No. 1 to Employment Agreement, dated March 9, 2011, between Billie Flaherty and Chemtura Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s March 3, 2011 8-K).+
10.18	Employment Agreement, dated as of November 9, 2010, between Chet Cross and Chemtura Corporation (incorporated by reference to Exhibit 10.17 to the Registrant’s 2010 Form 10-K).+
10.19
Amendment No. 1 to Employment Agreement, dated as of March 9, 2011, between Chet Cross and Chemtura Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s October 29, 2014 Form 10-Q).+

Exhibit No.	Description
10.20	Employment Agreement, dated as of November 9, 2010, between Alan Swiech and Chemtura Corporation (incorporated by reference to Exhibit 10.18 to the Registrant's 2010 Form 10-K).+
10.21
Amendment No. 1 to Employment Agreement, dated as of March 9, 2011, between Alan Swiech and Chemtura Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s October 29, 2014 Form 10-Q).+

10.22	2015 Management Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's 2015 Form 10-K).+
10.23	2016 Management Incentive Plan. *+
10.24	Chemtura Corporation 2010 Long-Term Incentive Plan, as amended through March 19, 2015 (incorporated by reference to Exhibit 10.11 to the Registrant's 2015 Form 10-K).+
10.25	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s November 12, 2010 8-K).+
10.26	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.2 to the Registrant’s November 12, 2010 8-K).+
10.27	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.14 to the Registrant's 2015 Form 10-K).+
10.28
Chemtura Corporation 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Chemtura's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 21, 2012). +

10.29	Chemtura Corporation Clawback Policy (incorporated by reference to Exhibit 99.1 to the Registrant's December 13, 2012 Form 8-K).+
10.30	Letter Agreement between Simon Medley and Chemtura Corporation, dated December 27, 2016. *+
10.31	Master Agreement, dated as of October 26, 2011, Relating to Multi-Country Receivables Purchase Facilities (incorporated by reference to Exhibit 10.1 to the Registrant’s October 27, 2011 Form 8-K).
21	Subsidiaries of the Registrant *
23	Consent of Independent Registered Public Accounting Firm. *
24	Form of Power of Attorney from directors and executive officers of the Registrant authorizing signature of this report (Original on file at principal executive offices of Registrant). *
31.1	Certification of Periodic Financial Reports by the Registrant's Chief Executive Officer (Section 302). *
31.2	Certification of Periodic Financial Reports by the Registrant's Chief Financial Officer (Section 302).*
32.1	Certification of Periodic Financial Reports by the Registrant's Chief Executive Officer (Section 906).*
32.2	Certification of Periodic Financial Reports by the Registrant's Chief Financial Officer (Section 906).*
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

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

CHEMTURA CORPORATION
(Registrant)

Date:	February 22, 2017	By:	/s/ Stephen C. Forsyth
Stephen C. Forsyth
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title
Craig A. Rogerson*	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
Stephen C. Forsyth	By:	/s/ Stephen C. Forsyth
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Laurence M. Orton	By:	/s/ Laurence M. Orton
Vice President and Corporate Controller (Principal
Accounting Officer)

Jeffrey D. Benjamin*	Director
Timothy J. Bernlohr*	Lead Director
Anna C. Catalano*	Director
James W. Crownover*	Director
Robert A. Dover*	Director
Jonathan F. Foster*	Director
John K. Wulff*	Director

Date:	February 22, 2017	*By:	/s/ Stephen C. Forsyth
Stephen C. Forsyth
as attorney-in-fact