Form 10-K/A
period 2016-12-31
Chemtura CORP
filed 2017-04-05
CIK 1091862

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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

EXPLANATORY NOTE
On September 25, 2016, Chemtura Corporation ("Chemtura," the "Company," "we," or "us") entered into an agreement and plan of merger (the "Merger Agreement") with Lanxess Deutschland GmbH, a limited liability company under the laws of Germany ("LANXESS"), and LANXESS Additives Inc., a Delaware corporation and an indirect, wholly owned subsidiary of LANXESS ("Merger Subsidiary”). Under the terms of the Merger Agreement, the Merger Subsidiary would merge with and into Chemtura (the "Merger"), with Chemtura surviving the merger in an all-cash transaction. At a Special Meeting of Chemtura shareholders held February 1, 2017, the Merger was approved by the requisite vote of Chemtura shareholders. Chemtura anticipates that the transactions contemplated by the Merger Agreement will be consummated shortly and that, accordingly, no annual meeting of Chemtura shareholders will be held in 2017 and no associated solicitation of proxies will occur.
This amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) is being filed to (i) remove the section for Documents Incorporated by Reference on the cover page; (ii) replace Part III, Items 10 through 14; and (iii) add 2 exhibits to Item 15 and update Item 15 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2016 as filed on February 22, 2017 (the “Original Filing”). The Company’s Annual Report, as so amended, is sometimes referred to herein as this “2016 Form 10-K”. Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1.
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

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

Set forth below is information with respect to each director, including their recent employment or principal occupation, a summary of their specific experience, qualifications, attributes or skills that led to the conclusion that they are qualified to serve as a director, the names of other public companies for which they currently serve as a director or have served as a director within the past five years, their period of service as a Chemtura director and their age at March 31, 2017.

Jeffrey D. Benjamin Age 55 Director since 2010 Independent Committees Audit C&G (Chair)

Senior Advisor to Cyrus Capital Partners, L.P. Jeffrey D. Benjamin has served as Senior Advisor to Cyrus Capital Partners, L.P., a registered investment adviser, since June 2008. Mr. Benjamin also serves as a consultant to Apollo Management, L.P., a private investment fund, and from September 2002 to June 2008 served as a Senior Advisor to Apollo Management. Mr. Benjamin currently serves as a director (since 2008) and member of the compensation committee of Caesars Entertainment Corporation, a provider of branded casino entertainment, and as a director (since 2013) and a member of the compensation and finance committees of American Airlines Group, Inc. He also serves as Chairman of the Board of A-Mark Precious Metals, Inc. (where he has been a director since 2013), a full service precious metals trading company and an official distributor for many government mints throughout the world. Within the last five years, Mr. Benjamin was a director of Spectrum Group International, Inc. and EXCO Resources, Inc. (both publicly-held companies). Mr. Benjamin holds a Master of Science in Management from the Sloan School of Management at MIT, with a concentration in Finance, and has more than 25 years of investment banking and investment management experience.
Qualifications. Mr. Benjamin’s 25 years of investment banking and investment management experience provides valuable perspective to our Board of Directors (the "Board") on a broad range of corporate finance and capital markets matters and growth strategies.

Timothy J. Bernlohr Age 58 Director since 2010 Independent Lead Director Committees Audit C&G

Founder and Managing Member of TJB Management Consulting, LLC. Timothy J. Bernlohr is the founder and managing member of TJB Management Consulting, LLC, which specializes in providing project specific consulting services to businesses in transformation, including restructurings, interim executive management and strategic planning services. He founded the consultancy in 2005. Mr. Bernlohr is the former President and Chief Executive Officer of RBX Industries, Inc., which was a nationally recognized leader in the design, manufacture and marketing of rubber and plastic materials to the automotive, construction, and industrial markets. RBX® was sold to multiple buyers in 2004 and 2005. Prior to joining RBX® in 1997, Mr. Bernlohr spent 16 years in the International and Industry Products division of Armstrong World Industries, where he served in a variety of management positions. Mr. Bernlohr currently serves as a director (since 2006), chairman of the audit committee and member of the nominating & governance committee of Atlas Air Worldwide Holdings, Inc., a provider of air cargo and outsourced aircraft operating solutions, as a director (together with its predecessors, since 2011), chairman of the compensation committee and member of the audit committee of WestRock Company, an international manufacturer and marketer of corrugated packaging materials, as a director (since June 2014) and chairman of the compensation committee of Overseas Shipholding Group, Inc., a domestic shipper of crude oil and refined petroleum products, and as a director and chairman of the compensation committee of International Seaways, Inc., an international shipper of crude oil and refined petroleum products (all publicly-held companies). Mr. Bernlohr is also chairman of Champion Home Builders, Inc., chairman of The Manischewitz Company, and director of other privately-held companies. Within the last five years, Mr. Bernlohr was a director of WCI Steel, Inc., Smurfit-Stone Container Corporation, Ambassadors International Inc., Cash Store Financial Services, Inc., Aventine Renewable Energy Holdings, Inc. and Rock Tenn Company (all publicly-held companies). Mr. Bernlohr is a graduate of Pennsylvania State University.
Qualifications. Mr. Bernlohr’s operating experience as a chief executive officer provides our Board with valuable perspective into operations and finance, and his service as a director for other public company boards and committees provides our Board with important insights into matters relating to corporate governance, compensation and strategic initiatives.

Anna C. Catalano Age 57 Director since 2011 Independent Committees C&G EH&S

Former Group Vice President, Marketing, BP plc. (“BP”). Anna C. Catalano was Group Vice President, Marketing for BP from 2000 through 2003. Prior to that she held various executive positions in BP and Amoco, including Group Vice President, Emerging Markets at BP, Senior Vice President, Sales and Operations at Amoco and President of Amoco Orient Oil Company. In addition to frequently speaking on strategic marketing and global branding, Ms. Catalano is a leader on the mentoring and advancement of women in business, and in recognition of her efforts she was recognized by Fortune Magazine in 2001 as being among “The Most Powerful Women in International Business.” Ms. Catalano serves as a director (since 2010), as chair of the corporate governance committee and as a member of the compensation committee of Mead Johnson Nutrition Company, a global leader in pediatric nutrition; as a director (since 2006), and as a member of the corporate governance and nominating committees of Willis Towers Watson, a provider of advisory, brokerage and risk management consulting services; and as a director (since 2011) and member of the compensation committee of Kraton Performance Polymers, a global leader of specialty polymers (all publicly-held companies). Ms. Catalano also serves on the National Board of the Alzheimer’s Association, and as an advisory board member of the Kellogg Innovation Network of Northwestern University. Ms. Catalano formerly served on the boards of SSL International plc, Hercules Incorporated and Aviva plc. Ms. Catalano holds a BS degree in Business Administration from the University of Illinois, Champaign-Urbana.
Qualifications. Ms. Catalano brings to the Board significant experience in international business operations with a focus in marketing.

James W. Crownover Age 73 Director since 2005 Independent Committees C&G EH&S (Chair)

Former director of McKinsey & Company. James W. Crownover retired in 1998 as a director of McKinsey & Company, a global management consulting firm. During his 30-year career with McKinsey, Mr. Crownover served as director, as head of its southwest practice and as co-head of its worldwide energy practice working with clients in Asia, Europe, Latin America and the U.S. His practice focused on business strategy, operations and organizational structure. Mr. Crownover currently serves as a director (since 2008), chairman of the Audit Committee and a member of the Sustainability Committee of Republic Services, Inc., a leading provider of solid waste collection, transfer, recycling and disposal services company. He serves as a director (since 2001), and as a member of the governance and the compensation committees of Weingarten Realty Investors, an owner, manager and operator of commercial real estate. Mr. Crownover served as a director (from 2006 to 2016) of FTI Consulting, Inc.), a global business advisory firm. He also served as a director of Great Lakes (prior to the merger of Great Lakes and Chemtura) from 2002 to 2005, including as presiding director. Mr. Crownover is currently a director of the M.D. Anderson Foundation and Chairman of the Board of the Houston Grand Opera. In 1966, Mr. Crownover received his BS cum laude in chemical engineering from Rice University. He also received an MBA in 1968 from Stanford Business School.
Qualifications. Mr. Crownover’s experience over a 30-year career with McKinsey & Company brings to our Board significant expertise in domestic and international operations and business strategy.

Robert A. Dover Age 71 Director since 2011 Independent Committees Audit EH&S

Former Chairman and CEO of Jaguar Land Rover and Vice President of Ford Motor Company. Robert A. Dover joined the automotive industry in 1968 and, over his extensive career, has held senior positions with British Leyland, Land Rover, Jaguar Cars and Massey Ferguson, culminating with his service from 2000 to 2004 as Chairman and CEO of Jaguar Land Rover Limited (currently a unit of Tata Motors). While in these roles, Mr. Dover was responsible for the Jaguar XK8 sports car program and oversaw the Land Rover Discovery project. Since 2004, Mr. Dover has been engaged as an independent consultant to UK and international businesses and is involved in a number of not-for-profit initiatives and board assignments. He currently serves as chairman and (since 2004) a director of SinterCast, a publicly-held Sweden-based corporation which provides on-line process control technology to the cast iron/foundry industry, and Autoscan Ltd., a privately held UK-based third party consultant business. From 2009 to January 2012, he also served as a director and on the compensation & benefits committee of Hayes Lemmerz International, a manufacturer of automotive and commercial highway products. Mr. Dover is a director of the Jaguar Daimler Heritage Trust and Chairman of the British Motor Industry Heritage Trust. He holds a degree in mechanical engineering from the University of Manchester and acts as Visiting Professor of Engineering at Coventry University and Industrial Professor of Manufacturing at Warwick University.

Qualifications. Mr. Dover’s background in engineering and product development within capital intensive ventures provides our Board with important insights into production and manufacturing strategies applicable to our businesses, and his extensive experience as a leader of global enterprises is of substantial value in addressing issues we confront as a global company.

Jonathan F. Foster Age 56 Director since 2010 Independent Committees C&G EH&S

Managing Director of Current Capital Partners, LLC. Jonathan F. Foster is a Managing Director of Current Capital Partners, LLC, a private equity investing and management services firm. He currently serves as a director (since 2009) and as chairman of the audit committee of Masonite Inc., as a director (since 2009) and as a member of the audit committee and chairman of the nominating & governance committee of Lear Corporation, and as a director (since April 2014) and member of the compensation committee of Berry Plastics. From 2010 to 2011, Mr. Foster was a director and a member of the compensation and finance committees of Smurfit-Stone Container Corporation. From 2015 to 2016, he was a director and member of the Investigations Committee of Sabine Oil & Gas. From 2007 to 2008, Mr. Foster was Managing Director and Co-Head of Diversified Industrials & Services at Wachovia Securities. From 2005 through 2007, he was Executive Vice President of Finance and Business Development at Revolution Living, one of three business groups in the Revolution family of companies founded by Steve Case, co-founder of AOL. Previously, from 2002 through 2004, Mr. Foster served as a Managing Director of The Cypress Group, a private equity investment firm, where he led the industrial and services group. He was also with Lazard, primarily in mergers and acquisitions, for over ten years, including as a Managing Director.
Qualifications. Mr. Foster’s experience in private equity, investment banking and mergers and acquisitions provides our Board with valuable guidance with respect to a broad range of strategic, operational and growth strategies.

Craig A. Rogerson Age 60 Director since 2008 Chairman, President & CEO

Chairman, President and Chief Executive Officer, Chemtura Corporation. Craig A. Rogerson has served as Chemtura’s Chairman, President and Chief Executive Officer since December 2008. Mr. Rogerson had previously served as President, CEO and director of Hercules, Incorporated until its acquisition by Ashland, Incorporated in November, 2008. Mr. Rogerson joined Hercules in 1979 in the firm’s Water Management Chemicals Division. In April 1997 he left Hercules to join Wacker Silicones Corporation where he served as President and CEO. In May 2000 Mr. Rogerson rejoined Hercules as vice president business operations of their BetzDearborn Division, eventually being named vice president and general manager of that division in August 2000. Prior to being named CEO of Hercules in December 2003, Mr. Rogerson held a variety of senior management positions with the company including president of the FiberVisions and Pinova Divisions, vice president-global procurement and COO. Mr. Rogerson serves on the boards of directors of PPL Corporation, the Society of Chemical Industry and the American Chemistry Council. He also serves on the Advisory Board of Michigan State University's Chemical Engineering and Material Science school and on the Board of the Pancreatic Cancer Action Network. Mr. Rogerson previously served on the boards of First State Innovation and the Delaware Business Roundtable.

Qualifications. Mr. Rogerson’s prior service as President and Chief Executive Officer of a specialty chemicals company and his day-to-day leadership as Chief Executive Officer of Chemtura, provide him with intimate knowledge of our operations and provide the Board with unique insights into our opportunities and challenges.

John K. Wulff Age 68 Director since 2010 Independent Committees Audit (Chair) EH&S

Retired Chairman of Hercules Inc. John K. Wulff is the former Chairman of Hercules Inc., a manufacturer of specialty chemical products, a position he held from July 2003 until Ashland, Inc.’s acquisition of Hercules in November 2008. Prior to that time, he served as a member of the Financial Accounting Standards Board from 2001 to 2003. Mr. Wulff was previously Chief Financial Officer of Union Carbide Corporation (“Union Carbide”) from 1995 to 2001. During his 14 years at Union Carbide, a manufacturer of chemicals and polymers, he also served as Vice President and Principal Accounting Officer from 1989 to 1995, and as Controller from 1987 to 1989. Mr. Wulff was also a partner of KPMG LLP and predecessor firms from 1977 to 1987. He currently serves as a director (since 2016), and as a member of the audit committee of Atlas Air Worldwide Holdings, Inc. He is also a director (since 2006), chair of the audit committee, and a member of the nominating & corporate governance committee of Celanese Corporation, a global manufacturer of industrial chemicals. Mr. Wulff previously served as a director of Sunoco, Inc. from 2004 to 2012, and of Moodys Corporation from 2004 to 2016.
Qualifications. Mr. Wulff’s leadership and experience in the chemical industry, combined with finance and accounting expertise from serving in executive accounting and finance positions, provides the Board with broad chemical industry experience and finance and accounting expertise.

Director Nomination Process
The Compensation & Governance Committee of the Board (sometimes also referred to as the “Committee”) is responsible for, among other things, screening potential director candidates and recommending qualified candidates to the Board for nomination or appointment. When identifying and evaluating candidates, the Committee first determines whether there are any evolving needs of the Board that require expertise in a particular field. While the Committee does not have a specific written policy on the diversity of the Board, the Committee seeks nominees with a broad diversity of experience, professionalism, skills and backgrounds. The Committee does not assign specific weights to particular criteria, and no particular criterion is necessarily applicable to all prospective nominees. We believe that the backgrounds and qualifications of the directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow our Board to fulfill its responsibilities.
Our Corporate Governance Principles also require that all director candidates, whether recommended by a shareholder or otherwise, possess the following qualifications:

▪	unquestionable personal and professional ethics and integrity;

▪	policy-making experience in business, education, technology or government;

▪	expertise that is useful to Chemtura and complementary to that of other directors;

▪
a willingness to serve on the Board for a period of at least several years and to devote the time required to meet the responsibilities and perform the duties of a director, including attendance at all Board and applicable committee meetings;

▪	a commitment to represent the best interests of all shareholders and to objectively appraise the performance of Chemtura and of management; and

▪	involvement only in activities that do not create a conflict with the director’s responsibilities to Chemtura and its shareholders.
The Committee may retain a third-party search firm to assist the Committee and the Board in locating qualified candidates that meet the needs of the Board at that time. The search firm provides information on a number of candidates, which the Committee reviews and discusses. The Committee, other members of the Board and the Chairman and Chief Executive Officer (“CEO”), interviews potential Board candidates. If the Committee determines that a potential candidate meets the needs of the Board, has the qualifications and meets the independence standards required by the New York Stock Exchange (the “NYSE”), it will recommend the nomination or appointment of the candidate to the Board.
The Committee considers qualified candidates recommended by shareholders for Board membership in accordance with the procedures established in our Bylaws.
Executive Officers

The executive officers of Chemtura, including their ages at March 31, 2017, are as follows:
Craig A. Rogerson, 60, has served as Chairman, President and Chief Executive Officer of Chemtura since December 2008. Mr. Rogerson also serves as director and additional information concerning Mr. Rogerson is presented above under Directors of the Registrant.
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
Corporate Governance and Ethics
Chemtura is firmly committed to the values of good corporate governance and high ethical standards. The Board believes that these values are critically important in achieving business success and fulfilling the Board’s responsibilities to our stakeholders. We reevaluate our policies on an ongoing basis to ensure they reflect these values and effectively meet our Company’s needs. Listed below are some of the significant corporate governance and ethics practices and policies we have adopted.

▪
Code of Business Conduct. We have adopted a written code of ethics, or “code of business conduct,” applicable to all our directors, officers and employees. We intend to disclose any waivers of, or amendments to, the code of business conduct on our web site.

▪	Lead Director. Our Bylaws establish the role of an independent lead director who is elected by the independent directors.

▪	Executive Sessions. Our Board and committees meet regularly in executive sessions without the presence of management, including our Chairman.

▪	Majority Voting for Directors. We apply a majority vote standard in uncontested elections of directors.

▪
Related Person Transactions Policy. Our Audit Committee is responsible for approving or ratifying significant transactions involving our Company and related persons and determining that the transaction is on terms no less favorable in the aggregate than those generally available to an unaffiliated party under similar circumstances.

▪
Encouraging Communications with the Board. The Board has established a process whereby shareholders or other interested parties may communicate with the Board on concerns related to accounting, internal controls, auditing matters, corporate governance, environmental, health or safety issues or any other significant legal or ethical issues at Chemtura.

▪
A Robust Policy Governing Trading by Corporate Insiders. Under this policy, covered persons are prohibited from engaging in short-sales, buying or selling publicly traded options, engaging in hedging transactions, holding margin accounts or otherwise pledging securities, and - with narrow exceptions - placing standing or limit orders.

▪	Clawback Policy. Under this policy, performance-based gains realized by executive officers and others resulting from material non-compliance with financial reporting requirements may be recovered.

Additional information is provided below regarding these and certain other key corporate governance and ethics policies that we believe enable us to manage our business in accordance with the highest standards of business practices and in the best interest of our shareholders. The code of business conduct, our related persons transactions policy, the charters of each of our Board committees and our Corporate Governance Principles may be viewed on our web site at www.chemtura.com. Note that information on our web site does not constitute part of this 2016 Form 10-K. Shareholders may also obtain a copy of any of these documents without charge by writing to: Chemtura Corporation, 199 Benson Road, Middlebury, CT 06749, Attention: Corporate Secretary.
Board Responsibilities, Composition and Independence
Our business and affairs are managed under the direction of the Board of Directors. Our Board has eight members. It is the intent of our Board that a substantial majority of its members should meet the director independence requirements of the NYSE listing standards. The Board has affirmatively determined that all current directors (other than Mr. Rogerson) are independent based on the following standards:

▪
no entity of which a director is an employee in any position or any immediate family member is an executive officer, made payments to, or received payments from, Chemtura and its subsidiaries in any of the 2016, 2015, or 2014 fiscal years in excess of the greater of $1,000,000 or two percent of that entity’s annual consolidated gross revenues;

▪
no director, or any immediate family member employed as an executive officer of Chemtura or its subsidiaries, received in any twelve-month period within the last three years more than $120,000 per year in direct compensation from Chemtura or its subsidiaries, other than director and committee fees and pension or other forms of deferred compensation for prior service not contingent in any way on continued service;

▪	Chemtura did not employ a director in any position, or any immediate family member as an executive officer, during the past three years;

▪
no director is a current partner or employee of a firm that is Chemtura’s internal or external auditor (the “Auditor”); no immediate family member of a director is a current partner of the Auditor or an employee of the Auditor who personally worked on our audit; and no director or immediate family member of a director was during the past three years a partner or employee of the Auditor and personally worked on our audit within that time;

▪
no director or immediate family member served as an executive officer of another company during the past three years at the same time as a current executive officer of Chemtura served on the compensation committee of such company; and

▪	no other material relationship exists between any director and Chemtura or our subsidiaries.

The Board held 20 meetings during 2016. These included numerous meetings during which the Board considered various strategic alternatives in executive session, including the Merger. The committees of the Board held 21 meetings during 2016. All incumbent directors attended at least 75% of the total number of meetings held by the Board and by the committees on which they served. It is our policy that all directors are expected to attend our annual meeting of shareholders. Our 2016 Annual Meeting was held on May 5, 2016 and was attended by all then current directors.
Under our Corporate Governance Principles, directors must volunteer to resign from the Board effective at the annual meeting of shareholders following the year of their seventy-second birthday. The Chairman of the Board, with the approval of the

Board, may elect to accept or reject such resignation. Mr. Crownover turned 72 years of age on May 28, 2015 and pursuant to this policy tendered his resignation as director. Upon consideration by the Board, and in recognition of the important contributions of Mr. Crownover to Chemtura and the Board and the intimate knowledge of the business and corporate affairs of Chemtura possessed by Mr. Crownover, including, among others, specialized knowledge regarding the bromine industry, the Board rejected Mr. Crownover’s resignation. Mr. Crownover again tendered his resignation in September, 2016 and - upon consideration of the aforementioned factors - the Board again rejected Mr.Crownover’s resignation.
Under our Amended and Restated Certificate of Incorporation, in uncontested elections directors must be elected by majority vote and our Corporate Governance Principles include a director resignation policy consistent with the majority vote standard. Under the Delaware General Corporation Law, even if an incumbent director does not receive the vote required for re-election, that director will continue to serve as a “holdover director” until a successor is elected and qualified. Our Corporate Governance Principles provide that if an incumbent nominee does not receive more votes cast “For” than “Against” their election, they will submit an irrevocable contingent resignation letter which will be effective upon acceptance by the Board acting upon the advice of the Committee. The Committee and the Board may consider any factors they deem relevant in deciding whether to accept a director’s resignation.
Board Leadership Structure
General. The Board has determined that the appropriate leadership structure for the Board at this time is for Mr. Rogerson, our President and Chief Executive Officer, to serve as Chairman of the Board. The Board has selected a lead director, currently, Mr. Bernlohr, to provide independent leadership. Our lead director is elected by a majority of the independent directors upon a recommendation from the Compensation & Governance Committee. Our lead director presides over executive sessions of the non-employee directors following every Board meeting and advises the Chairman, in consultation with the other independent directors, as to Board schedules and agendas. Executive sessions are not attended by management, unless the lead director expressly requests their presence. The Board has also determined that our lead director will be available to consult with shareholders and call meetings of the independent directors when appropriate.
The independent directors believe that our Chief Executive Officer is best situated to serve as Chairman because he is the director most familiar with our business and industry and most capable of identifying strategic priorities and leading the discussion and execution of strategy. Independent directors and management have different perspectives and roles in strategy development. Our independent directors bring experience, oversight and expertise from outside Chemtura while the Chief Executive Officer brings industry and Company-specific experience and expertise. The Board believes that the combined role of Chairman and Chief Executive Officer provides the appropriate balance between strategy development and execution and independent oversight of management by the Board, promotes unified leadership and direction for the Board and management and allows for a single, clear focus for the chain of command to execute our strategic initiatives and business plans.
Lead Director. Mr. Bernlohr, who serves as a member of the Audit Committee and the Compensation & Governance Committee, was selected by the Board and has served as lead director since November 2010. The lead director’s responsibilities include:

▪	presiding at executive sessions of the Board;

▪	consulting with the Chairman and other members of management on Board and committee agendas;

▪	advising the Chairman with respect to consultants who may report directly to the Board; and

▪	serving as liaison between the independent directors and management.

Executive Sessions. Executive sessions, which are meetings of the non-employee members of the Board, are regularly scheduled throughout the year. Non-employee directors meet by themselves, without management or employee-directors present, at regularly scheduled in-person Board meetings, meetings of the committees of the Board and telephonic meetings, as appropriate.
Board and Committee Evaluations. Under our Corporate Governance Principles and committee charters, the Board and the committees of the Board evaluate and discuss their respective performance and effectiveness on an annual basis. These evaluations cover a wide range of topics including the fulfillment of the Board and committee responsibilities identified in our Corporate Governance Principles and committee charters.
Oversight of Risk Management
General. We are exposed to a number of risks including, among others, financial, strategic and operational risks and risks relating to regulatory and legal matters. The Board has an active role, as a whole and also at the committee level, in overseeing our risk management process and in assessing the most significant risks facing Chemtura. Specific Board committees are responsible for overseeing specific types of risks. The chairs of each of our Board committees report to the Board on what transpired at any committee meetings, unless all directors have had the opportunity to attend those committee meetings.
Under our policies, the leaders of each of our businesses and functions are responsible for identifying risks that could affect achievement of business goals and strategies, assessing the likelihood and potential impact of significant risks, prioritizing risks and actions to be taken in response, and regularly reporting to the CEO on actions to monitor and manage significant risks in order to remain within our range of risk tolerance. In the course of reviewing business plans and projects, management regularly identifies and reviews the attendant risks with the Board and the steps that have or will be taken to address them. Management periodically reports to the Board on its risk assessment and status of its action plans identified to mitigate risk. These reviews occur periodically at regularly scheduled and special meetings of the Board. As described in the table below, each of the Board committees is responsible for oversight of risk management practices for categories of risks relevant to their respective function.

Board/ Committee	Primary Areas of Risk Oversight
Full Board
Risk management process and structure, strategic risks associated with business plans, and other significant risks such as major litigation, business development risks, succession planning and Chemtura’s overall policies and practices for enterprise risk management.

Audit Committee
Major financial risk exposures; significant operational, compliance, reputational and strategic risks; risks related to the subject matters described in its charter, including risks relating to liquidity, credit, internal controls, disclosure, financial reporting, finance transactions, defined benefit and defined contribution pension plans, related-person transactions, and certain other legal and regulatory matters. The Audit Committee reviews reports from the Chemtura Resource Line, our anonymous hotline that employees can use to report suspected violations of our code of business conduct. It regularly meets in executive session with our Head of Internal Audit and our independent registered public accounting firm, without management present, to discuss if there are areas of concern of which the Committee and the full Board should be aware. It reviews our key insurance programs designed to manage first party and third party risk, and it is responsible for approving or disapproving related-person transactions under policies adopted by the Board.

Compensation & Governance Committee
Risks related to executive recruitment, assessment, development, retention and succession policies and programs; risks associated with compensation policies and practices, including incentive compensation; risks related to corporate governance, leadership structure, effectiveness of the Board and the committees for oversight of Chemtura, review of director candidates and director compensation, conflicts of interest and review of director independence.

Environmental, Health & Safety Committee	Risks relating to environmental, health, safety, security and related regulatory matters, including the regulation of products.

We believe the division of risk management oversight responsibilities described above is an effective approach for addressing the risks facing Chemtura.
Compensation and Risk. We believe our performance-based compensation and equity programs create appropriate incentives to increase long-term shareholder value. Our compensation programs have been designed with key features and administered in a manner that discourages undue risk-taking by employees. These features include:

▪	limits on annual short-term incentive and long-term performance awards, thereby defining and capping potential payouts;

▪	the application of annual short-term incentive metrics that align employees with the balanced objectives of increasing earnings and improving cash flow through working capital management;

▪
use of long-term incentive vehicles - restricted stock units (“RSUs”), performance shares and (prior to 2014) stock options - that vest over a number of years, thereby providing strong incentives for sustained operational and financial performance;

▪
the ability to clawback performance-based gains from executive officers and other program participants resulting from financial results for periods after January 1, 2013 that are subsequently restated due to material noncompliance with any financial reporting requirement; and

▪
Compensation & Governance Committee exclusive discretion to adjust payouts under both the annual short-term and long-term performance plans to better reflect the core operating performance and strategic targets of Chemtura and its businesses.

As such, we believe that our compensation policies and programs for all of our employees do not create risks that are reasonably likely to have a material adverse effect on Chemtura.
Committees of the Board of Directors
The Board has established three standing committees to assist in the administration of its responsibilities: an Audit Committee, a Compensation & Governance Committee and an Environmental, Health & Safety Committee. The Board may establish other special or standing committees from time to time. Members of the committees serve at the discretion of the Board. Each of our three standing committees operates under a written charter adopted by the Board and annually reviews and assesses the adequacy of that charter. These charters were most recently reviewed and reapproved without change in December 2016. Each committee member is independent within the meaning of SEC regulations and under NYSE listing standards and otherwise qualifies under the applicable committee charters.
The following table reflects membership of the committees of the Board during 2016 and through March 31, 2017:

Director	Audit Committee	Compensation & Governance Committee	Environmental, Health & Safety Committee
Jeffrey Benjamin	Member	Chair
Timothy Bernlohr (Lead Director)	Member	Member
Anna Catalano		Member	Member
James Crownover		Member	Chair
Robert Dover	Member		Member
Jonathan Foster		Member	Member
John Wulff	Chair		Member
Committee meetings held during 2016	9	7	5

Audit Committee. Under its charter, the Audit Committee is responsible for, among other things, overseeing the integrity of our accounting and financial reporting processes and the audits of our financial statements and internal control over financial reporting. The Audit Committee meets periodically with management to review our risk assessment and risk management policies and material financial risk exposures, including key insurance programs designed to manage first party and third party risk, and with the independent registered public accounting firm to review the scope of the annual audit; provides general oversight with respect to the adequacy and effectiveness of our internal administrative business process and information systems controls, and accounting principles employed in our financial reporting; oversees capital structure and financing activities; and reviews our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K prior to filing with the SEC. The Audit Committee also selects the independent registered public accounting firm after discussion with the Board; evaluates the independent registered public accounting firm’s qualifications, independence and performance; approves all audit and permitted non-audit services provided by the independent registered public accounting firm; and reviews and approves the fees of the independent registered public accounting firm. The Audit Committee reviews earnings press releases, financial information and earnings guidance provided to rating agencies; establishes procedures for handling complaints about accounting and auditing matters and suspected violations of our code of business conduct; periodically reviews our code of business conduct and approves any revisions to it; and approves or disapproves related-person transactions under policies established by the Board. It also oversees financial and accounting matters involving the defined benefit and defined contribution pension plans of the Company and appoints members and monitors the activities of the Employee Investment Committee which is responsible for investment of plan assets.
All members of our Audit Committee meet the financial literacy requirements of the NYSE listing standards and at least one member has accounting or related financial management expertise as required by the NYSE. In addition, the Board has determined that John K. Wulff, the chairman of the Audit Committee, qualifies as an “audit committee financial expert” within the meaning of SEC regulations.
Compensation & Governance Committee. Under its charter, the Compensation & Governance Committee is responsible for, among other things, the administration of our executive officer compensation plans, including approval of the level of compensation for our executive officers and the review and approval of deferred compensation plans, long-term and short-term incentive programs, equity plans and equity ownership guidelines for our executive officers and directors. This Committee reviews and approves the corporate goals and objectives relative to the Chief Executive Officer’s compensation, evaluates the Chief Executive Officer’s performance against those goals and sets the Chief Executive Officer’s compensation based on this evaluation. The Committee has responsibility for overseeing the Company’s organization and talent development program, reviewing succession planning strategies for key members of management, advising the full Board on CEO succession planning and overseeing the Company’s benefit plans (other than those financial and accounting matters within the purview of the Audit Committee). The Committee has sole authority to engage consultants on matters of executive compensation. Further, the Committee is responsible for corporate governance and organizational matters, including: advising the Board with respect to the organization, size and composition of the Board and its committees; identifying and recommending to the Board qualified candidates for election or appointment to the Board; reviewing and recommending changes to our Corporate Governance Principles; evaluating Board performance; reviewing our policies and programs that relate to corporate governance matters; and reviewing and determining Board compensation. It also appoints members and monitors the activities of the Employee Benefits Committee which has administrative responsibility over Company employee benefit plans.
Environmental, Health & Safety Committee. Under its charter, the Environmental, Health & Safety Committee provides, among other things, guidance to and oversight of management with respect to environmental, health, safety, security and related regulatory matters, including the review of our safety, health and environmental performance, policies, standards, procedures, management systems and strategic plans, as well as product regulation. This Committee also recommends actions and policies that will enable us to achieve a high level of safety, health and environmental performance compared with our peers in the chemical industry.
Compensation Committee Interlocks and Insider Participation
No member of the Compensation & Governance Committee was at any time during fiscal 2016 employed as an employee or officer of Chemtura or had any relationship with Chemtura requiring disclosure as a related-person transaction. In addition, no executive officer of Chemtura has served on the board of directors or compensation committee of any other entity that has one or more executive officers who served as a member of our Board or Compensation & Governance Committee during fiscal 2016.
Communications with the Board of Directors
The Board has established a process whereby shareholders and other interested parties can send communications to one or more directors. To contact directors, persons may call one of the following numbers:

▪	1.800.729.1514 if calling from inside the United States or Canada;

▪	if calling from outside the U.S. or Canada, use the AT&T Direct Access Operator in the country the person is calling from: http://www.business.att.com/bt/tollfree.jsp; or

▪	if the person does not have Internet access and is calling from outside the U.S. or Canada, he or she may call 704-501-2359 and with operator assistance, reverse the telephone charge for the call.

Shareholders and other interested parties may also contact one or more directors by writing to the following address: CCI, Attn: Chemtura Board of Directors, P.O. Box 561915, Charlotte, NC 28256. Communications may also be directed by e-mail to ethics@chemtura.com, to the attention of one or more directors. In accordance with instructions provided by our Audit Committee, any call, report, letter or e-mail will be distributed as applicable to our Chief Executive Officer, General Counsel, Chief Financial Officer, and Associate General Counsel, Ethics and Compliance, who will review the correspondence before forwarding it directly to the directors to whom the person wishes to communicate.
All such reports or correspondence will be forwarded as described above unless they are of a trivial nature or otherwise not related to accounting, internal controls, auditing matters, corporate governance, environmental, health or safety issues or any other significant legal or ethics issues at Chemtura. However, a report will be made to the Audit Committee of all call reports or correspondence to the Board of Directors, and all such reports and correspondence are available to all directors and are preserved in accordance with our corporate records management and retention policy. This process is also described in the Investors - Corporate Governance and Ethics section of our web site at www.chemtura.com.
Certain Legal Proceedings
As a result of our filing voluntary petitions under Chapter 11 of the Bankruptcy Code on March 18, 2009, Craig Rogerson, Stephen Forsyth, Chet Cross and Billie Flaherty each served as an executive officer of a company that filed a petition under the federal bankruptcy laws within the last 10 years.

Item 11. Executive Compensation

Compensation & Governance Committee Report
The Compensation & Governance Committee has reviewed and discussed with management the Compensation Discussion and Analysis (the “CD&A”) disclosure set forth below, including the accompanying tables. The Compensation & Governance Committee recommended to the Board of Directors that the CD&A be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as amended hereby.
The Compensation & Governance Committee
of the Board of Directors

Jeffrey D. Benjamin, Chair
Timothy J. Bernlohr
Anna C. Catalano
James W. Crownover
Jonathan F. Foster

The report of the Compensation & Governance Committee will not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate the same by reference.
Compensation Discussion and Analysis
The following discussion and analysis of compensation arrangements of our named executive officers (including our Chief Executive Officer, Chief Financial Officer and other executive officers appearing in the Summary Compensation Table) should be read together with the compensation tables and related disclosures set forth below.
Overview of 2016 Compensation
This CD&A describes Chemtura's executive compensation program, outlines the core principles behind that program, and reviews actions taken by the Committee concerning the 2016 compensation of the executive officers named in the Summary Compensation Table below (the “named executive officers”). These named executive officers are as follows:

Named Officer	Title	Age at March 31, 2017
Craig Rogerson	Chairman, President and CEO	60
Stephen Forsyth	EVP and Chief Financial Officer	61
Chet Cross	EVP, Supply Chain and Operations	58
Billie Flaherty	EVP, General Counsel and Secretary	59
Simon Medley	EVP, Industrial Performance Products & Great Lakes Solutions	50
The Committee's fundamental objectives are to provide the named executive officers with market-competitive compensation opportunities tied to measurable financial performance and strategic accomplishments and to align these performance criteria directly with shareholder interests. In furtherance of these objectives, it has set and annually reviews base salary for each named executive officer. Additionally, it has established a short-term cash incentive plan and a long-term equity incentive plan providing the named executive officers with variable compensation opportunities based on key measures tying pay to performance.
We also note that, at the 2016 Annual Meeting, shareholders overwhelmingly approved the design and oversight of our executive compensation program with a 97.99% favorable vote.
Key Corporate Initiatives during 2016. In 2016, we continued to deliver shareholder value. We increased segment operating income compared to 2015 despite weakness in demand and increased competition in several of the markets we serve. We took initiatives to continue to strengthen our balance sheet and generate net cash provided by operations. We executed upon our stated strategy to gain scale in industrial specialty chemicals to accelerate shareholder value creation. Our performance in 2016 reflects the success of these management efforts. Some of the many accomplishments in 2016 are summarized in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Original Filing of this 2016 Form 10-K.
Measures of total shareholder return. Chemtura may grant restricted stock units, performance shares or other equity awards under its 2010 Long-Term Incentive Plan (“LTIP”). These long-term equity incentives correlate executive compensation opportunities with stock performance and total shareholder return, aligning key leadership to the interests of shareholders. We believe that long-term equity incentives should constitute an increasing portion of compensation for higher-level executives and should be a predominant portion of compensation for our CEO. Actual awards granted are determined based on an assessment of market compensation levels and individual executive performance.
We believe that our stock performance is an important factor for shareholders to consider in assessing our overall business performance. The cumulative total return of an investment in Chemtura stock (“total shareholder return”) over the one- and three- year periods ending December 31, 2016, compared to returns of the S&P 500 and Dow Jones U.S. Chemical indices (DJUSCH), are shown in the following charts:

Core Principles. We operate in a competitive and challenging industry. We believe that the executive compensation programs for our named executive officers should be designed in accordance with the following core principles:

▪
Pay-for-Performance: To ensure that the actual compensation realized by our named executive officers is directly linked to individual, business unit and company-wide performance, our executive compensation programs are structured with a significant portion of variable or at-risk cash and equity compensation.

▪
Alignment: Our executive compensation programs are designed to align the interests of the named executive officers with those of our shareholders both in the short term and the long term. The annual cash incentive program rewards executives for the achievement of specific financial performance goals and individual performance objectives on an annual basis. Our equity programs, combining time-based RSUs and performance shares, further align the interests of our named executive officers and shareholders in the creation of shareholder value over the long term.

▪
Market Competitiveness: A key to our future success is the ability to keep together a team of highly qualified executives who can provide the leadership necessary to execute our business strategy over the short term and the long term. Our executive compensation programs have been designed to offer market competitive compensation that would allow us to attract and retain a talented executive management team capable of meeting or exceeding our business objectives.

▪
Avoid Encouraging Excessive Risk-taking: Compensation plans should not encourage or promote the taking of excessive risk that has the potential of negatively impacting Chemtura. The Committee regularly considers enterprise risk in the design of Chemtura’s executive compensation programs and works to ensure that compensation programs represent best practices so as not to encourage excessive risk-taking. We also mitigate risk through our Clawback Policy. Several features of our compensation plan design that we believe reduce the potential for taking excessive risk are discussed in Item 10 above under the heading Compensation and Risk.

Compensation Governance Approach. The approach utilized by the Committee is a key feature that ensures that actual compensation and plan design are consistent with our core principles. The Committee’s approach is a multi-step process based on:

▪	independent decision making;

▪	utilizing market data to appropriately target compensation levels;

▪	consideration of the median compensation levels of our peer group;

▪	following a consistent, rigorous goal setting process; and

▪	utilizing verification tools to ensure appropriate decisions are being made.

Best Practices. Other policies and provisions that are intended to support best practices in executive compensation include, among others:

▪	no excise tax gross-ups and no single trigger change-in-control equity vesting;

▪	no executive perquisite allowance;

▪	significant stock ownership guideline levels to reinforce the link between the interests of our named executive officers and those of our shareholders;

▪
a robust policy governing trading by covered persons in company securities including restrictions on short sales, hedging, trading in public options, holding margin accounts or otherwise pledging securities and placing certain standing or limit orders;

▪	a Clawback Policy under which the repayment of awards may be required in certain circumstances; and

▪	a fully independent compensation committee advised by an independent compensation consultant that only provides services at the direction of such committee.

Role of the Compensation & Governance Committee

The Committee is primarily responsible for overseeing the overall compensation structure, policies and programs for our executive officers. Our CEO annually reviews the performance of each of the other executive officers and recommends salary adjustments to the Committee for approval, as well as annual cash incentive compensation and equity compensation applying specific performance metrics that have been previously approved by the Committee. Although the Committee considers the CEO’s recommendations, it interacts with various members of senior management in the course of its duties and retains full discretion to set all compensation for executive officers including the CEO. Regarding the CEO, the Committee establishes and reviews the corporate goals and objectives relative to the CEO’s compensation and sets the CEO’s compensation based on an evaluation of the CEO’s performance against the previously established corporate goals and objectives. The Committee is comprised entirely of independent directors as defined under NYSE listing standards; and each member of the Committee also qualifies as an “outside director” under section 162(m) of the Internal Revenue Code and as a “non-employee director” under Rule 16b-3 of the 1934 Act. Under its charter, the Committee has the discretion to retain outside legal, accounting and consulting services in discharging its duties.
How We Use Compensation Consultants
Since August 2013, the Committee has retained Korn Ferry Hay Group, Inc. (“Hay Group”) as a compensation consultant to advise the Committee on executive and Board compensation matters. The Committee has retained Hay Group based upon its expertise, independence and industry experience. From time to time, the Committee and Chemtura have also retained the services of outside counsel to advise on compensation matters.
As compensation consultant, Hay Group reports directly to the Committee and the Committee has the sole authority to retain and dismiss the compensation consultant and to approve the compensation consultant’s fees. Hay Group provides objective and independent advice and analysis to the Committee with respect to executive compensation. During 2016, the Committee met with the compensation consultant without management present in an executive session in several of the Committee's regularly scheduled meetings. The Committee relies on the compensation consultant to provide an annual review of executive compensation practices of companies in our peer group including a benchmarking analysis of base salary and short- and long-term incentive targets of the companies with which we compete for executive talent. The compensation consultant provides a comparable review of board compensation practices every second year (most recently in 2016). In addition, the Committee may, from time-to-time, request advice from the compensation consultant concerning the design, communication and implementation of our incentive plans and other compensation programs.
The services provided by Hay Group to the Committee in 2016 included:

▪	review of our compensation philosophy and the alignment of our executive and Board compensation practices with that philosophy;

▪	review and revision, as appropriate, of the peer group used for benchmarking compensation levels;

▪	benchmarking and analysis of competitive compensation practices for executives and directors within our peer group and our industry;

▪	review of the description of our compensation practices in proxy disclosures;

▪	analysis of compensation rankings for our executive officers as compared to the peer group; and

▪	informing the Committee of market trends and current issues in executive and Board compensation.

In December 2015, Korn Ferry International (“Korn Ferry”) acquired Hay Group with Hay Group becoming a wholly-owned subsidiary of Korn Ferry (and now referred to as Korn Ferry Hay Group). Korn Ferry has a large executive and director search business that Chemtura has used in the past and expects to use from time to time in the future. During 2016, Korn Ferry did provide leadership competency assessment and development services to Chemtura management and the Board. As of January 1, 2016, all Korn Ferry engagements are overseen and approved by the Committee. In 2016, fees and expense reimbursements paid by Chemtura for services provided by Hay Group for consulting on executive and director compensation totaled $139,068, and fees and expense reimbursements paid by Chemtura for other services provided by Korn Ferry totaled $128,765.
The Committee determined that the work of Hay Group did not raise any conflicts of interest in 2016, and believes the additional services provided to Chemtura by Korn Ferry do not impair the objectivity of the advice rendered by Hay Group to the Committee on executive and director compensation matters. In making this assessment, the Committee considered the independence factors enumerated in Rule 10C-1(b) under the 1934 Act. No member of the Committee or any named executive officer has any affiliation with Hay Group. The individuals at Hay Group that advise the Committee on executive and director compensation matters have no involvement in the other services provided to Chemtura by Korn Ferry, and the individuals at Hay Group advising the Committee report directly to, and are overseen by, the Committee. These individuals have no other relationship with Chemtura or management. The Committee also reviewed the internal guidelines adopted by Hay Group to guard against any potential conflict of interest and ensure its consultants provide only independent advice, regardless of fees paid to Korn Ferry. Lastly, all Korn Ferry engagements are overseen and approved by the Committee to further mitigate any potential conflicts of interest.
Determination of Pay Levels

Pay levels for executives are based on the following factors:

▪	roles and responsibilities within Chemtura;

▪	experience and expertise;

▪	compensation levels in the marketplace for similar positions; and

▪	performance of the individual and Chemtura as a whole.

When reviewing marketplace compensation for our executive officers, the Committee considers publicly available information, such as the compensation disclosures in proxy statements from competitors, as well as data from privately published compensation surveys focusing on other companies within the chemical industry and other relevant industries. Analyses are prepared jointly by us and our consultants.
The Committee reviews the companies that comprise the peer group each year to consider whether the peer group remains appropriate. The companies in the peer group are identified based on industry (with an emphasis on specialty chemical companies), revenues, assets and market capitalization. After review by the compensation consultant and discussion with the Committee, in October 2015 one company that had undergone consolidation (Cytec) was eliminated from the peer group. One specialty chemical company considered generally comparable to Chemtura (Innospec) was added. Innospec develops fuel additives and niche performance chemicals. The resulting peer group that the Committee considered in making decisions relating to 2016 compensation to ensure that our total compensation is within a reasonably competitive range included the following 13 companies:

Albemarle Corp.	Axiall Corp.	Cabot Corp.	Ferro Corp.	FMC Corp.
Innospec Inc.	Kraton Performance	Newmarket Corp.	Polyone Corp.	RPM International Inc.
Schulman (A.) Inc.	Stepan Co.	Westlake Chemical Corp.
The Committee’s review included a comparison of publicly reported financial metrics as of the most recent reported fiscal year end of each company at the time the review was conducted and market capitalization information as of September 15, 2015. This comparative information is summarized in the following table:

	Total Revenues ($ billion)	Total Assets ($ billion)	Market Capitalization ($ billion)	Employees (‘000s)	Three-year Total Shareholder Return (%)
Chemtura	2.2	2.7	1.8	2.7	18.1
Peer Group
Low	1.9	1.1	1.1	2.0	(0.6)
Median	2.4	2.7	2.1	3.9	15.0
High	4.0	5.2	5.0	6.0	20.0

The Committee reviews the compensation practices of the companies in the peer group to design compensation programs to attract new executives in our highly competitive industry and to confirm proper levels of compensation for our named executive officers in order to incentivize and retain them. Although this compensation data, and in particular the median levels of compensation within our peer group, is considered by the Committee in determining executive compensation, it is not the only factor in making such compensation decisions. Other factors considered include an executive’s experience, proficiency and sustained performance in his or her role. Moreover, the Committee does not adhere to strict formulas, benchmarking or its review of the compensation data described above to determine the mix of compensation elements. Instead, the Committee considers various factors in exercising its discretion to determine compensation.
In evaluating the performance of the named executive officers with respect to compensation decisions in February through May 2016, the Committee considered various aspects of their performance, including, in particular, achievements in implementation of a program of total cost reductions, including elimination of stranded costs associated with divestitures completed in 2014. The named executive officers also focused on delivering continuous improvement and actions to support the businesses in their implementation of their strategies and initiatives and enhance company-wide performance. During the course of 2015, a program of stranded cost reduction and other cost elimination was successfully completed by mid-year, resulting in substantial projected savings beginning in the third quarter of 2015. Other significant improvements were made and achievements realized in support of enhanced performance.
Components of Compensation

Our compensation programs for named executive officers consist of base salary, annual performance-based cash incentive compensation and long-term incentives tied to improvement and growth. The information in the following chart summarizes the elements of fiscal 2016 compensation for the executive officers named in the Summary Compensation Table below. Further information about each component is presented in the sections following this chart.

Compensation	Key Features	Objectives
Base Salary	• Fixed pay that takes into account the executive’s responsibilities, experience and expertise	• Provide a regular source of income at market-competitive levels
• Re-evaluated annually and on significant changes in job responsibility
Management Incentive Plan (MIP)	• Variable performance-based cash compensation	•Focus the organization on achieving key financial results and reward for successful performance •Align officers with annual goals and strategic objectives
• Committee determines payout based on performance against target with respect to metrics
• 2016 Metrics include:
• Basic Earnings Per Share - a measure of earnings
• Consolidated Abbreviated Free Cash Flow - a measure of working capital management
• Strategic Measures - established for certain executives other than the CEO to focus the executive on achievements critical to long-term success
• Adjusted Total Recordable Case Rate - a measure of safety performance
•Individual Performance - by the executive in furtherance of our financial and strategic objectives

• Subject to Clawback Policy
Long-Term Incentive Plan (LTIP)
• Equity-based incentive compensation: amount realized is dependent upon Chemtura achieving long-term financial goals and stock price performance
• Award opportunity consists of restricted stock units (RSUs) and performance shares
• Unless otherwise determined by the Committee, awards represent a forward-looking incentive opportunity
• Double-trigger vesting in the event of a change in control
• RSUs (45% of total value for CEO: 50% for other named executive officers):
•Ratable vesting over a three-year service period
• Performance Shares (55% of total value for CEO; 50% for other named executive officers):
•Shares eligible for vesting at end of three-year service period based on Chemtura performance
•performance shares metric is relative total shareholder return against the companies comprising the Dow Jones U.S. Chemical Index
•Award settled in shares of Chemtura stock
• Subject to Clawback Policy

•Attract and retain key executives and employees, align their interests with shareholders, focus them on achieving and sustaining longer-term business results and reward exceptional performance
•RSUs
• motivate officers to achieve longer-term financial goals that are expected to lead to increased shareholder value
• service requirement focuses officers on sustained performance and serves as an additional retention tool
• year-over-year grants reward sustained performance of key financial measures
•Performance Shares are linked to total shareholder return and further align the interests of our named executive officers and shareholders in the creation of shareholder value over the long term

Emphasis on Performance-Based and Long-Term Compensation
Consistent with our core principle of ensuring that compensation is closely linked to individual, business-unit and Company-wide performance and aligns the interest of our executives with our shareholders both in the short term and the long term, our executive compensation programs are structured such that a significant portion of compensation is intended to be performance-based and/or long-term equity. We believe this encourages a focus on long-term growth and stock performance.

The chart below indicates for our CEO and other named executive officers the percentage contribution of each element of 2016 compensation reflected in the Summary Compensation Table below. This chart identifies those elements constituting performance-based compensation and those constituting long-term equity compensation. This chart highlights that performance-based and long-term equity compensation comprise a greater percentage of the compensation for our CEO from a percentage standpoint than for our other named executive officers.

Base Salary
Base salary levels are reviewed annually by the Committee as part of our annual performance management process, as well as upon promotions or other significant changes in job responsibility. Base salaries are reviewed and adjusted by the Committee with regard to:

▪	individual performance of the executive;

▪	internal review of the executive’s compensation relative to others on the executive team;

▪	new job responsibilities and promotions;

▪	experience and expertise; and

▪	market data provided by the analyses described above.
On May 4, 2016, the Committee approved merit and market adjustment base salary increases, effective May 23, 2016, as reflected in the following table:

Executive	Base Salary at January 1, 2016 ($)	Increase Effective May 23, 2016		Base Salary at December 31, 2016 ($)
		Amount ($)	Percent (%)
Craig Rogerson	1,100,000			1,100,000
Stephen Forsyth	530,000			530,000
Chet Cross	443,322	11,678	2.63	455,000
Billie Flaherty	430,000			430,000
Simon Medley	440,000	15,000	3.41	455,000

Annual Performance-Based Cash Incentive Compensation
The Chemtura Corporation Management Incentive Program (the “MIP”) is an annual performance-based cash incentive program. The MIP provides each participant, including named executive officers, with an opportunity to earn an annual cash incentive based on attainment of pre-established financial performance and strategic goals linked to our long-range plan (a “MIP Award”). Participants in the MIP fall into one of three groups: executive participants; function participants; and business participants. Some participants may be allocated or split between function and business or multiple business units depending on their positions and responsibilities.

Each MIP participant is assigned an incentive opportunity expressed as a percentage of base pay (a “Target Percentage”), and performance metrics are established with varying weightings totaling 100%. For each performance metric, threshold, target and maximum performance levels are set. The participant is credited 0% if the threshold is not met, 100% at target, and 200% if the maximum is met or exceeded. An intermediary credit is given if performance falls between these levels based on straight line interpolation. A participant’s final MIP Award is calculated by multiplying his or her Target Percentage by the weighted average percentage calculated for each performance metric. That figure is then subject to adjustment for a safety multiplier and an individual performance multiplier. A participant’s final MIP Award cannot exceed 200% of his or her Target Percentage and is subject to our Senior Executive Bonus Plan as described below.
2016 Performance Measures.
Basic Earnings Per Share (EPS). This is defined as Consolidated Net Earnings divided by the basic weighted average shares of Chemtura common stock outstanding for the calendar year. Consolidated Net Earnings consists of Consolidated Operating Income less (i) other expense, (ii) interest expense and (iii) income tax expense/(benefit) (excluding certain tax expense and benefits not directly related to current year pre-tax income), plus other income. Consolidated Operating Income, in turn, is derived from Operating Income, as reported in Chemtura’s audited financial statements, adjusted to exclude certain expenses, gains and losses and tax charges or benefits that may not be indicative of our core operations. The value of these exclusions is tax effected in the computation of Consolidated Net Earnings. We use EPS as one of the key metrics in determining the allocation of resources and in evaluating the performance of our operations and identifying operating trends. We include it as a MIP performance metric to incentivize management to achieve our annual and long-range financial and business objectives. The Committee believes that EPS reflects management’s success in executing on non-operating activities (such as minimizing the corporate tax rate, managing interest expense, reducing stranded cost and repurchasing shares of our common stock) while retaining focus on operating performance, thereby capturing significant aspects of management of the business. It also aligns with how investors value Chemtura stock. For additional information on the reconciliation of this non-GAAP financial metric to our reported GAAP Basic Earnings Per Share included in this 2016 Form 10-K, see Calculation of Basic Earnings Per Share below.
Consolidated Abbreviated Free Cash Flow (CAFCF). This is defined as the sum of Consolidated Adjusted EBITDA, less increases (or plus reductions) in Net Working Capital, less Investments. Net Working Capital is calculated as the sum of account receivables and inventory less accounts payable. Investments are calculated as the sum of the value of capital expenditures and investments in intangible assets. Net Working Capital and Investments are each measured in a manner consistent with the methods used to compute their component values in the preparation of the Statement of Cash Flows in accordance with US GAAP. This metric provides a measure of cash management performance reflecting key elements of cash flow. For additional information on the reconciliation of this non-GAAP financial metric to our reported Adjusted EBITDA, see Calculation of Consolidated Abbreviated Free Cash Flow below.
Strategic Measures. For certain of our named executives additional strategic measures are established representing a portion of their incentive opportunity. These strategic measures are chosen to focus each executive on specific annual achievements that are deemed critical to positioning Chemtura for long-term success.
The 2016 MIP Target Percentages and performance metrics established for the named executives in the 2016 MIP are summarized in the following table:

Executive	MIP Target as a Percent of Base Salary	2016 Performance Measure Weightings
		EPS	CAFCF	Strategic Measures
Craig Rogerson	100%	70%	30%	—%
Stephen Forsyth	70%	60%	20%	20%
Chet Cross	70%	60%	20%	20%
Billie Flaherty	60%	60%	20%	20%
Simon Medley	70%	25%	20%	55%(1)

(1)
Mr. Medley, became an executive officer in May 2015 and - consistent with his MIP compensation formula established for prior years - a portion of his 2015 MIP formula was based on performance of the Industrial Performance Products (“IPP”) segment and the Great Lakes Solutions (“GLS”) business unit. This arrangement was continued for 2016 and - in lieu of specified Strategic Measures -- 55% of his 2016 MIP benefit is based on Consolidated Adjusted EBITDA of that segment and business unit.

Calculation of Basic Earnings Per Share
Basic Earnings Per Share, as referred to in this Item 11 and used in our MIP, is a financial measure that is not calculated or presented in accordance with generally accepted accounting principles (“GAAP”). While we believe that this measure is useful in evaluating our performance and for purposes of determining annual cash incentives under the MIP, investors should not consider it to be a substitute for financial measures prepared in accordance with GAAP. In addition, this financial measure may differ from similarly titled financial measures used by other companies and does not provide a comparable view of our performance relative to other companies in similar industries.
As referred to in this Item 11 and used in the MIP, Basic Earnings Per Share is defined as Consolidated Net Earnings divided by the basic weighted average shares of Chemtura common stock outstanding for the calendar year. Consolidated Net Earnings is adjusted to exclude certain expenses, gains and losses that may not be indicative of the performance of our core operations, including other discretionary adjustments as allowed by our compensation plan and approved by our Compensation and Governance Committee.
The table below shows for 2016 the reconciliation of our GAAP basic earnings per share as reported in the Original Filing of this 2016 Form 10-K to Basic Earnings Per Share used in our MIP calculation.

(In millions, except per share data)	2016
Net earnings - GAAP	$(15)
Below market contract obligation	(38)
Merger and integration costs	13
Pension settlement	162
Other adjustments	3
Income tax expense	29
Net earnings before tax - Non-GAAP	154
Income tax expense - Non-GAAP	(43)
Net earnings - Non-GAAP	$111

Per share information (GAAP):
Net loss - Basic	$(0.24)
Net loss - Diluted	$(0.24)
Weighted average shares outstanding - Basic	63.8
Weighted average shares outstanding - Diluted	63.8

Per share information (Non-GAAP):
Net earnings - Basic	$1.75
Net earnings - Diluted	$1.72
Weighted average shares outstanding - Basic	63.8
Weighted average shares outstanding - Diluted	64.7

Calculation of Consolidated Abbreviated Free Cash Flow
Consolidated Abbreviated Free Cash Flow is a financial measure that is not calculated or presented in accordance with GAAP. While we believe that this measure is useful in evaluating our performance for purposes of determining annual cash incentives under our MIP, investors should not consider it to be a substitute for financial measures prepared in accordance with GAAP. In addition, this financial measure may differ from similarly titled financial measures used by other companies and does not provide a comparable view of our performance relative to other companies in similar industries.
As used in the MIP, Consolidated Abbreviated Free Cash Flow consists of Adjusted EBITDA (a non-GAAP performance measure that we report in the Original Filing of this 2016 Form 10-K), less increases (or plus reductions) in Net Working Capital, less Investments for the year. The change in Net Working Capital is calculated as the change in account receivables, inventory and accounts payable from December 31, 2015 to December 31, 2016. Investments for the year are calculated as capital expenditures and investments in intangible assets made in 2016. The change in Net Working Capital and Investments for the year are each measured in a manner consistent with the methods used to compute their values in the preparation of the Statement of Cash Flows included in the Original Filing of this 2016 Form 10-K in accordance with US GAAP.

The table below shows for 2016 a computation and reconciliation of Adjusted EBITDA as defined in the Original Filing of this 2016 Form 10-K to Consolidated Abbreviated Free Cash Flow.

(In millions $)	2016
Adjusted EBITDA	282
Net Working Capital:
Change in Accounts Receivable	(11)
Change in Inventory	(5)
Change in Accounts Payable	5
Capital Expenditures	(85)
Other	1
Consolidated Abbreviated Free Cash Flow	187

2016 Multipliers The actual awards payable to the named executive officers is further subject to the following adjustment factors:
Safety Multiplier. This consists of the total recordable case rate for Chemtura employees (the “Employee TRCR”), with adjustments to reflect the total recordable case rate enterprise-wide (the “Total TRCR”) and the number of significant process safety incidents (“SPSIs”). Total recordable case rate, as defined by the Occupational Safety and Health Administration, is calculated by multiplying the number of recordable injuries in the workplace by 200,000 and dividing by the number of labor hours. An SPSI is defined (consistent with standards promulgated by the American Chemistry Council) as an unexpected release of toxic, reactive, or flammable liquids and gases in processes involving highly hazardous chemicals beyond specified thresholds, resulting in injuries or involving more than $25,000 in damages. Threshold, target and outstanding benchmarks are set, resulting in a multiplier of 0.90x, 1.00x or 1.10x to the amount calculated from the other performance metrics. The Total TRCR adjustment reflects injuries by non-employees, including contract workers which may be a significant component of the workforce, and the SPSI adjustment reflects incidents which may be significant but which do not necessarily result in workplace injuries. For each of these adjustments, a threshold, target and outstanding benchmark is set and the Safety Multiplier is adjusted by -0.05x, 0.00x or +0.05x based on actual results, with a floor of 0.90x and a cap of 1.10x applied to the resulting calculation.
Individual Performance Multiplier. The Committee determines an individual performance multiplier for each participant. This may be 1.0x, but can be more or less than 1.0x based on the Committee’s assessment of significant performance factors. The CEO recommends to the Committee the performance multiplier for each participant who reports directly to the CEO. The CEO and the applicable business or function leader recommends to the Committee the performance multiplier for each other executive officer.
Calculation of 2016 MIP Payouts.

Financial Performance Metrics. The following table shows the calculation of financial performance metrics of the 2016 MIP for the named executive officers.

Metric		Threshold	Target	Maximum	Actual 2016 Results

Basic Earnings Per Share (EPS)	(in $ per share)	1.06	1.49	1.75	1.75
	Payout (1)	0%	100%	200%	200%
Consolidated Abbreviated Free Cash Flow (CAFCF)	(in $ million)	135.2	180.2	207.2	187
	Payout (2)	0%	100%	200%	125.4%
(1) Intermediary EPS results are interpolated on a straight-line basis between the following levels (in $ per share) - $1.06 (threshold) - 0%; $1.16 - 25%; $1.27 - 50%; $1.38 - 75%; $1.49 (target) -100%; $1.57 -133%; $1.66 - 166%; $1.75 (maximum) - 200%.

(2)	Intermediary results are interpolated on a straight-line basis.
Strategic Measures. The Strategic Measures established for Mr. Forsyth, Mr. Cross and Ms. Flaherty for 2016 reflected a focus on identifying and bringing to successful completion one or more strategic transactions to position the company for future growth and enhance shareholder value. As a result of the efforts of our executive team, in September 2016 we entered into the Merger Agreement with LANXESS. The transaction will provide our businesses the scale we have sought in industrial specialty chemicals while accelerating value creation for our shareholders. Other significant improvements were made and achievements realized in support of cost control and business alignment. Based on these results, and with the recommendation of the CEO, the Committee determined that the Strategic Measures had been successfully met at 150% of target level for each of those three named executive officers and awarded 30% credit toward each of their MIP Awards. The Strategic Measures established for Mr. Medley reflected the Adjusted EBITDA of the combined IPP segment and GLS business unit.
Safety Multiplier. The following table shows the calculation of the Safety Multiplier for 2016:

	Threshold		Target		Outstanding		Actual
	Benchmark	Multiplier	Benchmark	Multiplier	Benchmark	Multiplier	Results	Multiplier
Employee TRCR	>0.64	0.90x	0.64 to 0.34	1.00x	<0.34	1.10x	0.33	1.10x
Total TRCR	>0.59	- 0.05x	0.59 to 0.38	+0.00x	<0.38	+ 0.05x	0.47	+0.00x
Significant Process Safety Incidents	>1.00	- 0.05x	1.00	+0.00x	0.00	+ 0.05x	1.00	+0.00x
Multiplier	Minimum	0.90x	Target	1.00x	Maximum	1.10x	Actual	1.10x(1)

(1)	Mr. Medley’s Safety Multiplier reflected performance of the combined IPP segment and GLS business unit, resulting in a 1.00x multiplier.
Individual Performance Multiplier. The Committee established individual performance multipliers for each participant of 1.0x.
2016 MIP Payouts. This table presents the calculation of MIP Payouts awarded by the Committee for 2016, reflecting the factors described above:

Executive	Base Salary ($)	MIP Target (as % of Base Salary)	Safety Multiplier	Weighted Results of Performance Factors and Safety Multiplier	Individual Performance Multiplier	MIP Payout ($)
Craig Rogerson	1,100,000	100%	1.10x	195.4%	1.0x	2,149,400
Stephen Forsyth	530,000	70%	1.10x	192.6%	1.0x	714,546
Chet Cross	443,322	70%	1.10x	192.6%	1.0x	597,687
Billie Flaherty	430,000	60%	1.10x	192.6%	1.0x	496,908
Simon Medley	440,000	70%	1.00x	146.4%	1.0x	450,912

Discretionary Cash Bonuses. There were no discretionary cash bonuses awarded to our named executive officers for 2016.
Senior Executive Bonus Plan. Chemtura adopted the Senior Executive Bonus Plan (the “Bonus Plan”) following approval by shareholders at the 2014 Annual Meeting. The Bonus Plan is designed as an umbrella plan under which the MIP bonuses are paid in order to allow Chemtura to deduct the amount of the payouts from our reported income under Section 162(m) of the Internal Revenue Code, to the extent feasible (as discussed below under Tax and Accounting Considerations below). Under the Bonus Plan, payouts are subject to a per-person maximum of 2.5% of Chemtura’s adjusted EBITDA (as defined in the Bonus Plan). Based upon Adjusted EBITDA for 2016, this maximum payout would be $7.05 million. For 2016, cash incentives determined under the MIP for participants in the Bonus Plan were lower than this maximum, and the Committee exercised negative discretion to pay the lower MIP Awards. Going forward, the Committee expects to continue to exercise negative discretion to limit payments to amounts determined under the MIP, if less than the maximum payable under the Bonus Plan.
Long-Term Incentive Compensation
The Chemtura Corporation 2010 Long-Term Incentive Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, dividend equivalent rights, stock units, bonus stock, performance shares, restricted stock and RSUs. Our directors, officers and other employees, as well as others performing services for us, are eligible to receive grants under the LTIP. The LTIP is designed to attract and retain executives and key employees, align the interests of our executives and employees with those of our shareholders, and motivate and reward exceptional performance. Eleven million shares of common stock w ere reserved for issuance under the LTIP in 2010 and, as described below in Item 12 under the heading Equity Compensation Plan Information, approximately 4.0 million shares remained available for issuance under the LTIP on December 31, 2016.
Policies Regarding the Grant of Equity Awards. The Committee approves all equity grants to our executive officers and generally grants awards at its regularly scheduled meeting in February. If the Committee is meeting during a black-out period in which Chemtura policy restricts trading in Company securities by insiders, our policy is that the Committee can approve the value of equity awards to be granted on a specified date set prospectively to fall after commencement of the next open trading window. Such awards are neither granted nor priced until the specified date, which permits material information regarding our performance for the prior fiscal period to be disseminated to the public before equity-based grants are made. The exercise price of stock options is set at the closing price of our common stock on the date of grant, or at the last prior closing price, if the grant date is not a trading day.
Annual Grants for 2016. On February 18, 2016, the Committee approved grants of RSUs, and performance shares under the LTIP for 2016 to each of the named executive officers. These grants were awarded effective March 1, 2016 and were determined based on:

▪	the Committee’s assessment of each executive’s total compensation opportunity against the competitive market;

▪	the Committee’s assessment of Mr. Rogerson’s performance, and Mr. Rogerson’s assessment of the other named executive officers’ performance, in each case as discussed above; and

▪	Chemtura’s core principles of executive compensation, as described above under Core Principles.

To further reinforce and support Chemtura’s executive compensation objectives, the Committee determined to deliver a substantial portion of the 2016 long-term incentive award to executives in the form of performance shares. Performance shares are notional shares of equity that are earned based on performance (here measured by total shareholder return). Based on the Committee’s assessment of Chemtura’s executive talent requirements and the other factors noted above, the Committee determined that, for 2016, for the CEO 45% of the long-term incentive award would be delivered in RSUs, and the remaining 55% would be delivered in performance shares. For the other named executive officers, this allocation would be 50% RSUs and 50% performance shares. In calculating these proportions, RSUs and performance shares were valued based on grant date market value, assuming a target level award in the case of performance shares.
The number of RSUs and performance shares granted by the Committee to each named executive officer is reflected in the 2016 Grants of Plan-Based Awards Table below.
2016 Performance Share Awards. For performance shares granted in 2016, the actual number of shares to be issued will be based on Chemtura’s performance over the three years ending December 31, 2018, as measured by Chemtura’s total shareholder return over that period relative to all companies in the Dow Jones U.S. Chemical Index. The number of performance shares that vest and convert to shares of common stock can range from 0% to 200% of the number awarded depending on Chemtura’s relative performance during the performance period, as illustrated in the following table (with interim points interpolated on a straight-line basis):

Chemtura’s Total Shareholder Return over Performance Period Relative to all Companies in Comparative Index	Percent of Target Shares Earned (Performance Multiplier %)
Below 25th percentile	0%
At 25th percentile	25%
At 50th percentile	100%
At or above 75th percentile	200%
Vesting of Performance Shares during 2016. As of January 1, 2016, performance shares granted with respect to the 2013 fiscal year vested and were subsequently distributed to eligible participants. The total shareholder return of Chemtura over the three calendar years ended December 31, 2015 placed it at the 40.1 percentile relative to the companies comprising the Dow Jones US Chemicals Index, resulting in participants earning 70.3% of target shares. Distribution of these performance shares to named executive officers is reflected in the Option Exercises and Stock Vested table below.
Annual Grants for 2017. On February 17, 2017, the Committee approved equity grants for all named executive officers. As in 2016, the 2017 mix of long-term incentive compensation is 45% in RSUs and 55% in performance shares for Mr. Rogerson and 50% in RSUs and 50% in performance shares for each other named executive officer. For purposes of that allocation, RSUs and performance shares are valued based on the market value of the notional or target number of underlying shares. The RSUs vest in three equal annual installments (1/3 on each of March 1, 2018, March 1, 2019 and March 1, 2020). The performance share measurement period will be the three calendar years ending December 31, 2019. The performance shares metric remains the relative total shareholder return against the companies comprising the Dow Jones U.S. Chemical Index, calculated based upon a 30 calendar-day average closing price. The performance shares settle as soon as practical after the end of the performance period, but no later than March 15, 2020, based on the performance multiplier schedule described in the table above for 2016. For a description of the treatment of these RSUs and performance shares (and other equity-based awards held by the named executive officers) in connection with the Merger, see Treatment of Chemtura Equity-Based Awards on pages 86-87 of our Proxy Statement filed on December 23, 2016.
Other Compensation Elements
Savings Plans. Our named executive officers are eligible to participate in the Chemtura Corporation Employee Savings Plan (the “401(k) Plan”), a 401(k) tax-qualified savings plan generally available to all US-based Chemtura employees. 401(k) Plan participants, including executives, are eligible to receive a dollar-for-dollar match each paycheck on their personal contributions up to a maximum of 6% of their eligible compensation, subject to certain limits imposed by the Internal Revenue Code. In addition, a separate contribution is made by Chemtura of not less than 2% and (subject to achievement of specified financial metrics) up to 4% of eligible pay each year, generally in March following the applicable year.
Our named executive officers are also eligible to participate in Chemtura’s non-qualified Supplemental Savings Plan (the “SSP”). This program is designed to provide benefits similar to the benefits available under the qualified 401(k) Plan for eligible compensation that is above the limits imposed by the Internal Revenue Code on contributions to the 401(k) Plan. Under the SSP, the named executive officers (and other eligible executives) may elect to defer receipt of up to 20% of their eligible cash compensation into the SSP and may receive matching and other contributions from Chemtura on a portion of these deferrals. Contributions are held in a rabbi trust and remain assets of Chemtura, subject generally to the claims of Chemtura’s creditors. A participant’s or beneficiary’s right to receive a payment or benefit under the SSP is no greater than the right of an unsecured general creditor of Chemtura.
Participants in the SSP may invest their compensation deferrals into similar choices as those available in the 401(k) Plan, except where precluded by law. No preferential earnings are paid to participants, including named executive officers. At the time of election to defer amounts, the plan participant determines the form of distribution for future payout. The participant has the option of receiving payouts in the form of a lump sum, or a five-year or ten-year installment payout. Vesting for Chemtura contributions is the same as under the 401(k) Plan; immediate vesting for the Chemtura match. Upon the employee’s termination from Chemtura, death, disability or other future date specified by the employee, the amounts contributed to the SSP, plus any deemed investment earnings on these amounts, are paid to the employee or their estate or beneficiary. Payment may be subject to a six-month waiting period in accordance with Section 409A of the Internal Revenue Code. Amounts deferred into the SSP and earnings on those amounts are not taxed as income to the participant until paid out at the end of the deferral period. In the event a change in control of Chemtura occurs (as defined in the SSP), accelerated payout of deferral balances will occur for all participants in the plan.
These savings plans are the only retirement programs available to our executive officers and are offered to provide compensation opportunities competitive with those commonly made available by other companies in our industry.
Clawback Policy. The Committee has adopted a Clawback Policy which provides, among other things, that each current or former executive officer must repay to Chemtura any cash bonus or other incentive-based compensation (other than time-based stock options) received by the executive officer based on Chemtura’s financial results for any fiscal period beginning on or after January 1, 2013 if and to the extent:

▪
the incentive payment was based on the achievement of financial results that, within three years after the payment of the incentive payment, become the subject of a restatement of Chemtura’s financial statements due to material noncompliance by Chemtura with any financial reporting requirement under applicable securities laws;

▪	the amount of the incentive payment that would have been received had the financial results been properly reported would have been lower than the amount actually received; and

▪	the Board determines, in its sole discretion, that it is in the best interests of Chemtura and its shareholders to seek repayment of all or a portion of the incentive payment.

Employment Agreements with our Named Executive Officers. We have employment agreements with Mr. Rogerson, Mr. Forsyth, Mr. Cross and Ms. Flaherty which specify minimum base compensation and annual bonus opportunities and provide certain severance and change in control benefits. These employment agreements are described under Employment Agreements below. The Committee believes that these employment agreements are an important element of our executive officers’ compensation packages in order to be competitive with other companies that compete with us for executive officer talent.
Advisory Vote on Executive Compensation.
As required under Section 14A of the 1934 Act, Chemtura holds an annual advisory vote on a resolution to approve the compensation of our named executive officers. When setting compensation, and in determining compensation policies and practices, the Committee gives careful consideration to the results of this advisory vote. At the 2016 Annual Shareholders’

Meeting, 97.99% of votes cast approved Chemtura’s compensation program for our named executive officers. The Committee took into consideration the results of the advisory vote and other shareholder input by continuing to emphasize the core objectives underlying Chemtura’s executive compensation program. We value the opinions of our shareholders.
Tax and Accounting Considerations
Section 162(m) of the Internal Revenue Code generally provides that certain kinds of compensation in excess of $1 million in any single year paid to the CEO and the three other most highly compensated executive officers (other than our principal financial officer) are not deductible for federal income tax purposes unless (among other exceptions) the compensation qualifies as “performance-based compensation” under a program or arrangement that has been disclosed to and approved by shareholders. Performance-based compensation qualifying under Section 162(m), among other requirements, must be payable only upon the attainment of pre-established, objective performance goals that were established by a Board committee consisting only of outside directors. The Committee's policy is to obtain deductibility to the extent feasible while maintaining flexibility in compensating executive officers to promote varying corporate goals. In support of that objective, following approval by shareholders at the 2014 Annual Meeting, Chemtura adopted the Senior Executive Bonus Plan to allow, to the extent possible, Chemtura to deduct the amount of the MIP payouts from our reported income under Section 162(m). The terms of this plan are described more fully under Senior Executive Bonus Plan above. The Committee, in the exercise of its business judgment, will determine MIP Award amounts, LTIP awards, and whether or not to make awards that satisfy the “qualified performance-based” requirements of Section 162(m) in order to maximize tax deductibility of executive compensation.
When determining amounts and forms of compensation grants to executive officers and employees, the Committee considers the accounting cost associated with the grants. The accounting expense of equity awards to employees is calculated in accordance with Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“ASC 718”). For a discussion of the assumptions and methodologies used to calculate the expense of equity awards, see Note 12 - Stock Incentive Plans to our Consolidated Financial Statements in the Original Filing of this 2016 Form 10-K. The Committee believes, however, that the advantages of equity compensation programs, as discussed above, outweigh the non-cash expense associated with them.
Sections 4999 and 280G, respectively, of the Internal Revenue Code impose an excise tax on payments to executives and disallow a tax deduction by Chemtura for severance and other payments made to certain executives in connection with a change in control, to the extent the payments exceed specified limits in the Internal Revenue Code. We have designed our severance and change in control arrangements to eliminate or minimize the potential adverse impact under Sections 4999 and 280G.
Executive Compensation Tables
Summary Compensation Table
The table below presents information as of December 31, 2016, 2015 and 2014 regarding compensation earned by or awarded to each of our named executive officers for services rendered in those years in which they served as executive officer as required by SEC regulations. These officers consist of the Chief Executive Officer, the Chief Financial Officer and each of the three other most highly compensated executive officers as of December 31, 2016.

Name of Executive Principal Position	Year	Base Salary ($) (1)	Stock Awards ($) (2)	Stock Options ($) (2)	Non- Equity Incentive ($) (3)	Change in Value of Nonqualified Deferred Compen-sation ($) (4)	All Other Compen-sation ($) (5)	Total ($)
Craig Rogerson Chairman, President & CEO	2016	1,104,231	3,769,695	—	2,149,400	—	212,024	7,235,350
	2015	1,104,231	4,135,055	—	2,154,900	—	78,698	7,472,884
	2014	1,094,327	4,049,165	—	—	—	75,221	5,218,713
Stephen Forsyth EVP & Chief Financial Officer	2016	532,038	802,550	—	714,546	—	88,248	2,137,382
	2015	528,900	873,732	—	665,028	—	51,779	2,119,439
	2014	524,008	1,034,600	—	127,890	—	40,145	1,726,643
Chet Cross EVP, Supply Chain & Operations	2016	452,214	588,504	—	597,687	—	76,148	1,714,553
	2015	445,027	640,712	—	564,792	—	38,858	1,689,389
	2014	442,431	783,813	—	73,377	—	542,410	1,842,031
Billie Flaherty EVP, General Counsel & Secretary	2016	431,654	588,504	—	496,908	—	68,627	1,585,693
	2015	428,200	640,712	—	459,946	—	40,995	1,569,853
	2014	419,544	747,188	—	74,329	—	33,887	1,274,948
Simon Medley EVP, Industrial Performance Products & Great Lakes Solutions	2016	450,923	588,504	—	450,912	—	68,597	1,558,936
	2015	435,808	640,712	—	281,820	—	39,981	1,398,321

(1)
Amounts reported in this column include amounts deferred under Chemtura’s 401(k) Plan and under the SSP by each named executive officer. For additional information on SSP contributions, see the 2016 Non-Qualified Deferred Compensation Table below.

(2)
In accordance with SEC rules, we calculated the amounts shown in these columns to reflect the aggregate grant date fair value, calculated in accordance with ASC 718, excluding the effect of estimated forfeitures, and, with respect to performance shares, based upon the probable outcome of the performance conditions on the grant date. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, see Stock Incentive Plans, Note 12 to our Consolidated Financial Statements in the Original Filing of this 2016 Form 10-K. For the 2016 performance share grants, the value of the awards at the grant date assuming that the highest level of performance conditions will be achieved, would be as follows: Mr. Rogerson - $3,850,008; Mr. Forsyth - $750,013; Mr. Cross - $549,979; Ms. Flaherty - $549,979; Mr. Medley - $549,979.

(3)
Amounts reported in this column are annual performance-based cash incentives under our MIP that are subject to pre-established performance measures. See Annual Performance-Based Cash Incentive Compensation above.

(4)	Under SEC rules, only above-market or preferential earnings are required to be disclosed under this column.

(5)
The following table describes the components of the All Other Compensation column for 2016. Amounts reported in the column titled Chemtura Contributions to DC Plans include Chemtura contributions to the 401(k) Plan and the SSP. For further discussion of those plans, see Other Compensation Elements above.

Executive	Chemtura Contribution to DC Plans ($)	Personal Umbrella Insurance ($)	Group Term Life ($)	Total ($)
Craig Rogerson	206,108	2,352	3,564	212,024
Stephen Forsyth	82,515	2,169	3,564	88,248
Chet Cross	71,657	2,169	2,322	76,148
Billie Flaherty	64,136	2,169	2,322	68,627
Simon Medley	65,186	2,169	1,242	68,597

2016 Grants of Plan-Based Awards
The following table sets forth information regarding cash incentive and equity performance-based incentive compensation awarded to our named executive officers in 2016 under our annual Management Incentive Plan (MIP) and Long-Term Incentive Plan (LTIP). Awards under the LTIP include restricted stock units (LTIP RSUs) and performance shares (LTIP PS's). No stock options were granted in 2016.

Executive Award	Grant Date (1)	Approval Date (1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: # of Shares of Stock or Units (#) (4)	Full Grant Date Fair Value ($)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Craig Rogerson
MIP			—	1,100,000	2,200,000
LTIP RSUs	3/1/16	2/18/16							62,155	1,575,008
LTIP PS's	3/1/16	2/18/16				—	75,967	151,934		2,194,687
Stephen Forsyth
MIP			—	371,000	742,000
LTIP RSUs	3/1/16	2/18/16							14,799	375,007
LTIP PS's	3/1/16	2/18/16				—	14,799	29,598		427,543
Chet Cross
MIP			—	310,325	620,651
LTIP RSUs	3/1/16	2/18/16							10,852	274,990
LTIP PS's	3/1/16	2/18/16				—	10,852	21,704		313,514
Billie Flaherty
MIP			—	258,000	516,000
LTIP RSUs	3/1/16	2/18/16							10,852	274,990
LTIP PS's	3/1/16	2/18/16				—	10,852	21,704		313,514
Simon Medley
MIP			—	308,000	616,000
LTIP RSUs	3/1/16	2/18/16							10,852	274,990
LTIP PS's	3/1/16	2/18/16				—	10,852	21,704		313,514

(1)	See Long-Term Incentive Compensation - Policies Regarding the Grant of Equity Awards above for more information on how our Committee approves and grants equity awards.

(2)
Under our Senior Executive Bonus Plan, each executive is eligible to receive up to 2.5% of Chemtura’s Adjusted EBITDA for the year, subject to the Committee’s electing to exercise negative discretion and pay a lesser amount. The Committee exercises this discretion by operation of the MIP. Amounts reported in these columns represent the possible target and maximum payouts under the 2016 MIP. Possible payouts under the MIP range from $0, if the threshold is not met, to the maximum payout possible, and amounts assume all performance measures are achieved at maximum or outstanding levels. The MIP is an annual cash incentive opportunity and, therefore, these awards are earned in the year of grant. See the column captioned Non-Equity Incentive in the Summary Compensation Table above for the actual payouts to the 2016 MIP. See also the discussion of Annual Performance-Based Cash Incentive Compensation above.

(3)
Amounts reported in these columns represent the possible target and maximum payouts for performance shares awarded during 2016 under the LTIP. The number of shares that vest is based on Chemtura’s total shareholder return relative to all companies in the Dow Jones U.S. Chemical Index over the three years ending December 31, 2018. At the end of the three-year performance period, the actual award, delivered as Chemtura common stock, can range from 0% to 200% of the original grant. Performance shares settle as soon as practical after December 31, 2018, but no later than March 15, 2019.

(4)	Amounts reported in these columns represent RSUs granted under the LTIP. These vest in three equal installments on March 1, 2017, March 1, 2018 and March 1, 2019.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table presents information regarding the outstanding equity awards held by each of our named executive officers as of December 31, 2016 and reflects the closing market price of $33.20 on that date:

Executive Plan (2) (Grant Date)	Option Awards (1)				Stock Awards (1)
					Restricted Stock Units		Performance Shares
	Number of Securities Underlying Unexercised Options (# Exer-cisable)	Number of Securities Underlying Unexercised Options (# not exer-cisable)	Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested (#)	Market Value of Units of Stock that Have Not Vested ($)	Number of Un-earned Perform-ance Units of Stock That Have Not Vested (#)	Market Value of Units of Stock That Have Not Vested ($)
Craig Rogerson
2011 LTIP (3/10/11)	197,853	—	16.03	3/10/21
2013 LTIP (3/1/13)	128,241	—	20.50	3/1/23
2014 LTIP (3/1/14)	—	—			23,382	776,282	85,733	2,846,336
2015 LTIP (3/1/15)	—	—			40,000	1,328,000	73,333	2,434,656
2016 LTIP (3/1/16)	—	—			62,155	2,063,546	75,967	2,522,104
Total	326,094	—			125,537	4,167,828	235,033	7,803,096
Stephen Forsyth
2009 EIP (11/10/10)	45,805	—	15.50	11/10/20
2010 EIP (3/10/11)	37,833	—	16.03	3/10/21
2011 LTIP (3/10/11)	101,227	—	16.03	3/10/21
2012 LTIP (3/1/12)	39,457	—	15.38	3/1/22
2013 LTIP (3/1/13)	27,480	—	20.50	3/1/23
2014 LTIP (3/1/14)	—	—			6,667	221,344	20,000	664,000
2015 LTIP (3/1/15)	—	—			9,524	316,197	14,286	474,295
2016 LTIP (3/1/16)	—	—			14,799	491,327	14,799	491,327
Total	251,802	—			30,990	1,028,868	49,085	1,629,622
Chet Cross
2013 LTIP (3/1/13)	20,152	—	20.50	3/1/23
2014 LTIP (3/1/14)	—	—			5,051	167,693	15,152	503,046
2015 LTIP (3/1/15)	—	—			6,984	231,869	10,476	347,803
2016 LTIP (3/1/16)	—	—			10,852	360,286	10,852	360,286
Total	20,152	—			22,887	759,848	36,480	1,211,136
Billie Flaherty
2013 LTIP (3/1/13)	15,114	—	20.50	3/1/23
2014 LTIP (3/1/14)	—	—			4,815	159,858	14,444	479,541
2015 LTIP (3/1/15)	—	—			6,984	231,869	10,476	347,803
2016 LTIP (3/1/16)	—	—			10,852	360,286	10,852	360,286
Total	15,114	—			22,651	752,013	35,772	1,187,630
Simon Medley
2014 LTIP (3/1/14)	—	—			2,021	67,097	6,061	201,225
2015 LTIP (3/1/15)	—	—			6,984	231,869	10,476	347,803
2016 LTIP (3/1/16)	—	—			10,852	360,286	10,852	360,286
Total	—	—			19,857	659,252	27,389	909,314

(1)
Unvested stock options, RSUs and performance shares become exercisable or vested (and, where applicable, expire) in accordance with the schedules below, subject to performance conditions and accelerated vesting under certain circumstances described under Long-Term Incentive Compensation above:

Plan	Grant Date	Stock Options		Restricted Stock Units	Performance Shares
		vest and become exercisable:	expire if unexercised on:	vest and are delivered:	become eligible for vesting and delivery:	based on performance over period:
2014 LTIP	3/1/14			1/3 on 3/1/15 1/3 on 3/1/16 1/3 on 3/1/17	100% by 3/15/17	1/1/14 to 12/31/16
2015 LTIP	3/1/15			1/3 on 3/1/16 1/3 on 3/1/17 1/3 on 3/1/18	100% by 3/15/18	1/1/15 to 12/31/17
2016 LTIP	3/1/16			1/3 on 3/1/17 1/3 on 3/1/18 1/3 on 3/1/19	100% by 3/15/19	1/1/16 to 12/31/18

(2)
The 2009 Emergence Incentive Plan and the 2010 Emergence Incentive Plan (the “2009 EIP” and the “2010 EIP”) were approved by the Bankruptcy Court while Chemtura was in Chapter 11 proceedings and resulted in awards to certain executives following emergence. No further grants may be made under these emergence plans.

Option Exercises and Stock Vested
The following table presents information regarding option and stock awards vested and exercised for each of our named executive officers during fiscal 2016. No portion of the shares acquired by the named executive officers was deferred.

	Option Awards		Stock Awards
Executive	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Craig Rogerson	—	—	102,174	2,568,194
Stephen Forsyth	—	—	24,027	604,367
Chet Cross	—	—	17,782	447,313
Billie Flaherty	—	—	17,546	441,332
Simon Medley	10,512	147,433	8,620	217,326

Pension Benefits
None of our named executive officers participate or have account balances in qualified defined benefit plans sponsored by Chemtura.
2016 Nonqualified Deferred Compensation
The following table summarizes the cash compensation deferred by our named executive officers under the SSP and Chemtura’s contributions to the SSP. For additional information on the SSP, see Other Compensation Elements - Savings Plans above.

Executive	Executive Contributions in Last Fiscal Year ($) (1)	Chemtura Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE ($) (3)
Craig Rogerson	179,608	179,608	142,777	—	1,952,370
Stephen Forsyth	61,115	61,115	131,310	—	1,075,479
Chet Cross	47,557	47,557	21,093	—	377,685
Billie Flaherty	40,036	40,036	15,830	—	250,127
Simon Medley	39,158	39,158	43	—	121,200

(1)	Amounts listed in this column are included in Base Salary for 2016 in the Summary Compensation Table above.

(2)	Amounts listed in this column are included in the All Other Compensation column of the Summary Compensation Table above.

(3)
Balances listed in this column include the following amounts which were reported in the Summary Compensation Table in previous years: Mr. Rogerson - $1,450,377; Mr. Forsyth - $821,939; Mr. Cross - $261,478; Ms. Flaherty - $154,225; Mr. Medley - $42,842; plus earnings on those amounts.

Employment Agreements
Chemtura is party to employment agreements dated November 10, 2010 (the “Employment Agreements”) with each of our named executive officers, other than Mr. Medley (the “Covered Executives”). The Employment Agreements were approved by the Bankruptcy Court. In keeping with current best practices, each of the Covered Executives entered into amendments to their Employment Agreement on March 9, 2011 to eliminate Section 280G excise tax gross-up provisions and remove any perquisite allowance from the calculation of severance. Chemtura does not currently offer our named executive officers a perquisite allowance. Additionally, on April 1, 2011, each of the Covered Executives agreed to irrevocably and permanently waive their right to receive any minimum annual equity awards. Each of our named executive officers has also acknowledged and agreed to be bound by the terms of Chemtura’s Clawback Policy. The descriptions of the Employment Agreements set out below reflect these amendments and waivers.
The Employment Agreements provide for the employment of each Covered Executive officer in specified positions for terms of employment continuing until December 31, 2014, subject to automatic 12-month extensions until terminated by either party (the “Employment Term”). None of these agreements have been terminated by any party. They specify minimum annual base salaries and, to the extent earned based on performance against objective criteria, minimum annual cash bonus opportunities. The positions and minimum salaries and bonus opportunities as set out in the Employment Agreements are as follows:

Executive	Position as set out in November 10, 2010 Employment Agreement	Minimum Annual Base Salary ($)	Minimum Annual Bonus Opportunity ($)
Craig Rogerson	President and Chief Executive Officer	1,000,000	100%
Stephen Forsyth	Executive Vice President and Chief Financial Officer	475,000	70%
Chet Cross	Executive Vice President, Group President Engineered and Performance Industrial Products	380,000	70%
Billie Flaherty	Senior Vice President, General Counsel and Corporate Secretary	350,000	50%

Actual base salaries are subject to periodic adjustment, and have been increased by the Committee as described above under Base Salary. The MIP bonus program and current actual award opportunities are described further under Annual Performance-Based Cash Incentive Compensation above.
Under the Employment Agreements, equity awards consisting of RSUs, stock options and performance shares have been granted to each Covered Executive. Future rights to any minimum annual equity award under the Employment Agreements have been waived by each Covered Executive.
The Employment Agreements entitle the Covered Executives, during the Employment Term, to paid vacation in accordance with the applicable policies of Chemtura, and to participate in such medical, dental and life insurance, retirement and other plans as Chemtura may have or establish from time to time on terms and conditions applicable to other senior executives of Chemtura generally.

Pursuant to the Employment Agreements, each of the Covered Executives also entered into a Confidentiality and IP Agreement and a Non-Compete Agreement with Chemtura, whereby the Covered Executives agreed to certain restrictions on their use of confidential information and intellectual property of Chemtura, as well as to refrain from solicitation of Chemtura employees and competition with Chemtura for certain periods during and following the Employment Term.
The Employment Agreements also contain provisions providing for benefits under certain circumstances upon termination of a Covered Executive’s employment. These are described below under Potential Payments on Termination or Change in Control.
In January 2013, Mr. Cross relocated on temporary assignment to Chemtura’s offices in Shanghai, People’s Republic of China. In connection with this relocation, on December 10, 2012, the Committee approved the payment of certain expenses to Mr. Cross pursuant to Chemtura’s reimbursement policy on relocation and temporary international assignment, which is applicable to eligible employees who relocate at Chemtura’s request. Actual compensation associated with these arrangements for 2014 is included in the All Other Compensation column of the Summary Compensation Table above.
On December 27, 2016, Mr. Medley entered into a letter agreement with Chemtura whereby Chemtura agreed to pay Mr. Medley the target amount of his annual Management Incentive Plan bonus and Mr. Medley agreed to exercise an aggregate of 10,512 outstanding stock options, in each case prior to the end of 2016. Under the letter agreement, Chemtura would pay, or Mr. Medley repay, any difference between the target amount and actual amount of this bonus at the time the bonus would otherwise be due. This arrangement was intended to reduce or eliminate certain excise tax payments which might otherwise become due as a result of the pending Merger.
Potential Payments upon Termination or Change in Control
Our executive officers are eligible to receive certain benefits in the event their employment is terminated by Chemtura without Cause, or by the executive for Good Reason, or upon their retirement, disability or death. The benefits to which each Covered Executives is entitled is governed by their respective Employment Agreement. Certain terms used in this section including Change in Control, Cause and Good Reason have specific meanings defined in the Employment Agreements. Other corporate policies which apply to named executive officers who are not Covered Executives, and which may apply to the Covered Executives in certain circumstances, include the Executive Severance Plan, which governs certain terminations within 24 months following a change in control, and the Chemtura Severance Plan, which governs terminations generally. These plans are defined and described in further detail under Severance Plans below.
Set out below are calculations as of December 31, 2016 of the estimated benefits our named executive officers would receive in various situations. Although the calculations are intended to provide reasonable estimates of the potential benefits, they are based on numerous assumptions and may not represent the actual amount an executive would receive, if an eligible termination event were to occur. In addition to the amounts described in the following sections, each executive would retain the amounts which he or she has earned or accrued over the course of his or her employment prior to the termination event, and would receive any amounts accrued but unpaid through the date of termination. All amounts payable under the Employment Agreements beyond accrued benefits are subject to the Covered Executive’s execution of a release of claims in favor of Chemtura.
For a description and estimates of the amounts of compensation that will or may become payable to the named executive officers in connection with the Merger, see Interests of Chemtura's Directors and Executive Officers in the Merger on pages 74-80 of our Proxy Statement filed with the SEC on December 23, 2016.
Termination by Chemtura without Cause or by the Executive with Good Reason. If a named executive’s employment is terminated by Chemtura without Cause or by the executive with Good Reason (an “involuntary termination”), the benefits received will depend on whether the involuntary termination is in connection with a Change in Control.
No Change in Control. If the involuntary termination is not in connection with a Change in Control, each Covered Executive will receive the following benefits under their respective Employment Agreements:

▪
Cash Severance. Over a 12-month period following termination, Chemtura will pay the executive severance totaling the product of (x) 2.0 for Mr. Rogerson, 1.5 for Mr. Forsyth, or 1.0 for each other Covered Executive, and (y) the sum of the executive’s base salary and target bonus;

▪
Pro-rated Bonus. Chemtura will pay the executive a bonus for the calendar year in which the termination occurs pro-rated based on the number of days the executive was employed during that year, based on full-year performance, and paid at the same time as bonuses are paid to other Chemtura employees;

▪
Stock Options, RSUs and Performance Shares. All vested outstanding equity awards will remain outstanding and exercisable, if applicable, through their stated expiration dates; unvested awards will be cancelled;

▪
Welfare Benefits. The executive and his or her covered dependents will be entitled to continued participation for 2.0 years (for Mr. Rogerson), 1.5 years (for Mr. Forsyth), or 1.0 years (for each other

Covered Executive), in such medical, dental, and hospitalization insurance coverage as is in place immediately prior to termination; and

▪	Outplacement. The executive will receive outplacement services.

Each executive other than a Covered Executive will receive benefits under the Chemtura Severance Plan equal to 52 weeks base salary and welfare benefits.
The table below sets forth the estimated benefits each of our named executive officers would receive under these provisions if the termination occurred on December 31, 2016.

	Cash Severance ($)	Pro-rated Bonus (1) ($)	Welfare Benefits ($)	Out- placement ($)	Total ($)
Craig Rogerson	4,400,000	1,100,000	37,785	25,000	5,562,785
Stephen Forsyth	1,351,500	371,000	26,383	20,000	1,768,883
Chet Cross	765,325	310,325	18,892	20,000	1,114,543
Billie Flaherty	688,000	258,000	18,892	20,000	984,892
Simon Medley	455,000	—	11,054	—	466,054

(1)	The pro-rated bonus amount is at target for the full year as the table assumes a termination on December 31, 2016.

Change in Control. If the involuntary termination occurs within two years after a Change in Control or prior to a Change in Control, if the termination was at the request of a third party or otherwise in anticipation of a Change in Control, each Covered Executive will receive the following benefits under their respective Employment Agreements:

▪
Lump Sum Cash Severance. The executive will receive a lump sum amount equal to the product of (x) 3.0 for Mr. Rogerson, or 2.0 for each other Covered Executive, and (y) the sum of the executive’s base salary and target bonus;

▪
Pro-rated Bonus. Chemtura will pay the executive a bonus for the calendar year in which the termination occurs pro-rated based on the number of days the executive was employed during that year, based on full-year performance, and paid at the same time as bonuses are paid to other Chemtura employees;

▪	Stock Options. Unvested stock options will accelerate and be immediately exercisable and all outstanding options will remain exercisable through their stated expiration dates;

▪	RSUs. Unvested RSUs will accelerate and be immediately vested;

▪	Performance Shares. Performance shares will accelerate and be immediately vested at target levels;

▪
Welfare Benefits. The executive and his or her covered dependents will be entitled to continued participation for 2.0 years (for Mr. Rogerson), 1.5 years (for Mr. Forsyth), or 1.0 years (for each other Covered Executive), in such medical, dental, and hospitalization insurance coverage as is in place immediately prior to termination; and

▪	Outplacement. The executive will receive outplacement services.

Each executive other than a Covered Executive will receive benefits under the Executive Severance Plan equal to their base salary plus target bonus, a pro-rated bonus for the year of termination, welfare benefits and outplacement services.
The table below sets forth the estimated benefits each of our named executive officers would receive under these provisions if the termination occurred on December 31, 2016.

Executive	Cash Severance ($)	Pro-rated Bonus (1) ($)	Accelerated Vesting of RSUs ($) (2)	Accelerated Vesting of Performance Shares ($) (2)	Welfare Benefits ($)	Outplacement ($)	Total ($)
Craig Rogerson	6,600,000	1,100,000	4,167,828	7,803,096	37,785	25,000	19,733,709
Stephen Forsyth	1,802,000	371,000	1,028,868	1,629,622	26,383	20,000	4,877,873
Chet Cross	1,530,651	310,325	759,848	1,211,136	18,892	20,000	3,850,852
Billie Flaherty	1,376,000	258,000	752,013	1,187,630	18,892	20,000	3,612,535
Simon Medley	763,000	308,000	659,252	909,314	11,054	20,000	2,670,620

(1)	The pro-rated bonus amount is at target for the full year as the table assumes a termination on December 31, 2016.

(2)	Assumes a closing price of Chemtura common stock of $33.20 per share - the closing price on December 31, 2016.
Termination by the Company for Cause or by the Executive without Good Reason. No additional benefits are payable if a named executive’s employment is terminated by Chemtura for Cause or by the executive without Good Reason.
Change in Control of Chemtura without Termination. No additional benefits are payable to our named executive officers solely upon a Change in Control of Chemtura, absent termination of employment.
Death or Disability. No additional benefits are payable to our named executive officers upon termination for death or disability. However, under the MIP as in effect for 2016, if death or disability occurs following the end of the calendar year but prior to payment, the MIP Award will be considered accrued and payable notwithstanding the executive’s death or disability.
Retirement. No additional benefits are payable to our named executive officers solely upon a voluntary retirement. However, under the MIP as in effect for 2016, if retirement occurs following the end of the calendar year but prior to payment, the MIP Award will be considered accrued and payable notwithstanding the executive’s termination of employment.
Severance Plans
The Chemtura Corporation Executive and Key Employee Severance Plan, as amended and restated as of March 10, 2015 (the “Executive Severance Plan”) provides for severance benefits in the event of certain terminations within 24 months following a change in control. All persons designated as executive officers by the Board, and certain other persons designated as key employees, are eligible to participate upon execution of an acknowledgement and agreement form containing certain confidentiality, assignment of work product, non-competition and non-solicitation covenants and other provisions specified by Chemtura.
The Executive Severance Plan provides that following an involuntary termination without cause by Chemtura or by the participant for good reason, in either case within 24 months following a change in control, the participant will receive (a) a lump sum severance payment equal to the sum of his or her base salary and target annual bonus opportunity for the calendar year in which the termination occurs, (b) a pro-rated bonus for the current year based on the annual bonus that would have been paid had he or she remained employed, based on actual performance, (c) welfare benefits at the active employee rate for up to one year (or until eligible under another employer’s plan), and (d) outplacement services up to $15,000.
The Chemtura Corporation Severance Plan, as emended and restated effective as of January 1, 2012 (the “Chemtura Severance Plan”) applies to many Chemtura employees generally in the event of involuntary terminations without cause, regardless of whether a change in control has occurred. Benefits under the Chemtura Severance Plan are determined based on salary band and, in the case of executive employees, would consist of 52 weeks of base salary and benefits continuation.
The Executive Severance Plan and the Chemtura Severance Plan do not affect severance provisions of individual employment contracts to which a participant is a party, and severance payable under those plans will be offset by payments under such contracts. As described above under Employment Agreements, each Covered Executive is party to an Employment Agreement providing for greater severance benefits than is provided by those plans. However, under certain circumstances, including a situation where the Covered Executive no longer had in place an effective Employment Agreement, their benefits on termination may be governed by those plans. For named executives who are not Covered Executives, the Executive Severance Plan or Chemtura Severance Plan will govern the severance payments received on termination.
Director Compensation

Compensation Program. The annual compensation package for non-employee members of the Board is designed to attract and retain highly-qualified, independent professionals to represent our shareholders and to ensure alignment with their interests. This compensation package is reviewed periodically (generally, every second year) by the Compensation & Governance Committee, which examines information on the compensation of directors at companies in its then current compensation peer group (as described above) and determines what, if any, adjustments are appropriate. The components of the director pay program for fiscal 2016 were as follows:

▪
Annual Cash Retainer. Each non-employee director received an annual cash retainer of $82,000. The lead director received an additional cash retainer of $30,000 and each member of the Audit Committee received an additional $7,500. In addition, the chairs of the Audit, Compensation & Governance and Environmental, Health & Safety Committees received additional annual cash retainers of $18,000, $12,000, and $8,000, respectively. These amounts were subject to pro-ration had there been any changes in committee membership or roles during the course of the year.

▪
Annual Equity Grant. Each non-employee director received an annual grant of common stock under the LTIP valued at $100,000. Under this program, on March 1, 2016 each then current non-employee director received 3,946 shares, based on the grant date closing price of $25.34 per share.

Directors do not receive fees for attendance in person or by telephone at Board or committee meetings. Each director is reimbursed for costs incurred in connection with attendance at Board and committee meetings. Chemtura does not provide pension benefits for non-employee directors. Directors who are our employees do not receive additional compensation for Board participation.
For fiscal 2017, non-employee directors continue to receive cash retainers and annual equity grants as described above. On March 1, 2017, each non-employee director received 3,012 shares, based on the grant date closing price of $33.20 per share.
Directors Deferral Plan. Under the Amended and Restated Chemtura Corporation Non-Employee Directors Deferral Plan (the “Directors Deferral Plan”), approved for grants in 2012 and subsequent years, non-employee directors may elect to defer both cash retainer fees and settlement of stock-based awards until separation from service, a specified distribution date or the earlier or later of those two dates. Any unpaid amounts will be paid to a director upon certain events, including death, disability, or a change in control of Chemtura. All deferrals by non-employee directors under the Directors Deferral Plan, its predecessor deferral plans or the LTIP are intended to comply with the requirements of Section 409A of the Internal Revenue Code. For 2016 and 2017, no non-employee director elected to defer delivery of their annual equity grant or receipt of any cash fees.
2016 Director Compensation Table. The following table presents information regarding the compensation paid to non-employee directors for services rendered in 2016.

Director	Fees Earned or Paid in Cash ($)	Common Stock ($) (1)	Total ($)
Jeffrey Benjamin	101,500	100,000	201,500
Timothy Bernlohr	119,500	100,000	219,500
Anna Catalano	82,000	100,000	182,000
James Crownover	90,000	100,000	190,000
Robert Dover	89,500	100,000	189,500
Jonathan Foster	82,000	100,000	182,000
John Wulff	107,500	100,000	207,500

(1)
In accordance with SEC rules, we calculated the amounts shown in this column to reflect the aggregate grant date fair value in accordance with ASC 718. The number of shares of common stock held by each of our directors is shown in Item 12 under the heading Security Ownership of Management.

Undelivered Common Stock of Non-Employee Directors. The following table presents the number of shares of common stock for which delivery has been deferred by non-employee directors as of December 31, 2016 under the LTIP, Directors Deferral Plan or predecessor deferral plans. No unvested RSUs or vested or unvested stock options were held by non-employee directors on that date.

Director	Common Stock with Deferred Delivery (#)	Common Stock Deferred Delivery Date
Jeffrey Benjamin	—
Timothy Bernlohr	—
Anna Catalano	—
James Crownover	8,389	Separation from Service (4,753), January 1, 2017 (1,212), January 1, 2018 (1,212) and January 1, 2019 (1,212)
Robert Dover	—
Jonathan Foster	16,448	Separation from Service (12,639) and January 1, 2017 (3,809)
John Wulff	24,105	Separation from Service (5,852) and one year after Separation from Service (18,253)

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
Security Ownership of Certain Beneficial Owners
The following table sets forth the beneficial owners of more than 5% of Chemtura’s outstanding common stock as of March 15, 2017:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class	Notes
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	4,106,116	6.48%
As reported on Amendment No. 1 to Schedule 13G/A filed with the SEC on January 23, 2017. According to the Schedule 13G/A, the reporting person has sole voting power with respect to 3,951,915 shares and sole dispositive power with respect to 4,106,116 shares.

GAMCO Investors, Inc., et al One Corporate Center Rye, New York 10580-1435	7,660,798	12.09%
As reported on Amendment No. 8 to Schedule 13D filed with the SEC on December 15, 2016 by Mario J. Gabelli and various entities which he directly or indirectly controls or for which he acts as chief investment officer. The Schedule 13D reports ownership as follows: GAMCO Asset Management Inc. (4,726,356 shares); Gabelli Funds, LLC (2,391,015 shares); Teton Advisors, Inc. (85,000 shares); GAMCO Investors, Inc. (9,130 shares); Gabelli & Company Investment Advisors, Inc. (399,797 shares); and Mario J. Gabelli (49,500 shares).

The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	4,961,046	7.83%
As reported on Amendment No. 5 to Schedule 13G/A filed with the SEC on February 10, 2017. According to the Schedule 13G/A, the reporting person has sole voting power with respect to 101,721 shares, shared voting power with respect to 7,669 shares, sole dispositive power with respect to 4,854,656 shares and shared dispositive power with respect to 106,390 shares.

Security Ownership of Management
The following table sets forth information as of March 15, 2017 concerning shares of common stock beneficially owned by each director and named executive officer and by all directors and executive officers as a group. For this purpose, deferred shares deliverable under deferral programs, RSUs vesting, and options exercisable within 60 days of March 15, 2017 are considered beneficially owned. Information is also presented including deferred shares deliverable more than 60 days after March 15, 2017.

Name	Shares owned on March 15, 2017 (1)	Deferred shares deliverable within 60 days (2)	RSUs vesting within 60 days (3)	Options exercisable within 60 days (4)	Total beneficial ownership	Percent of outstanding shares	Deferred shares deliverable after 60 days (5)	Total ownership including deferred shares
Jeffrey Benjamin (6)	96,158	—	—	—	96,158	<1%	—	96,158
Timothy Bernlohr	52,898	—	—	—	52,898	<1%	—	52,898
Anna Catalano	26,794	—	—	—	26,794	<1%	—	26,794
Chet Cross	84,725	—	—	20,152	104,877	<1%	—	104,877
James Crownover	47,042	4,753	—	—	51,795	<1%	2,424	54,219
Robert Dover	42,059	—	—	—	42,059	<1%	—	42,059
Billie Flaherty	64,505	—	—	15,114	79,619	<1%	—	79,619
Stephen Forsyth	197,855	—	—	251,802	449,657	<1%	—	449,657
Jonathan Foster	30,259	12,639	—	—	42,898	<1%	—	42,898
Simon Medley	27,412	—	—	—	27,412	<1%	—	27,412
Craig Rogerson	391,553	—	—	326,094	717,647	1.13%	—	717,647
John Wulff	30,793	5,852	—	—	36,645	<1%	18,253	54,898
All directors and executive officers as a group (15 persons)	1,198,766	23,244	—	666,351	1,886,361	2.98%	20,677	1,909,038
(1) Represents shares beneficially owned on March 15, 2017, excluding shares deliverable under deferral programs, shares receivable upon vesting of RSUs and shares which may be acquired through exercise of stock options, in each case within 60 days of March 1, 2017.

(2)
Represents shares of common stock that have been deferred under Chemtura’s non-employee directors deferral programs and may become deliverable within 60 days of March 15, 2017. These deferred shares have no voting rights and are not subject to forfeiture. For additional information, refer to Director Compensation -- Directors Deferral Plan in Item 11.

(3)	Represents restricted stock units that will vest within 60 days of March 15, 2017.

(4)	Represents options that were exercisable on March 15, 2017 and options that become exercisable within 60 days of March 15, 2017.

(5)
Represents shares of common stock that have been deferred under Chemtura’s non-employee directors deferral programs and may become deliverable more than 60 days after March 15, 2017. These deferred shares have no voting rights and are not subject to forfeiture. For additional information, refer to Director Compensation -- Directors Deferral Plan in Item 11.

(6)	Includes 55,000 shares held by trusts for the benefit of family members of Mr. Benjamin. Beneficial ownership of these shares is disclaimed by Mr. Benjamin.

Section 16(a) Beneficial Ownership Reporting Compliance
Under SEC rules, our directors, executive officers and holders of more than 10% of our stock, if any, are required to file with the SEC reports of holdings and changes in beneficial ownership of our stock. We have reviewed copies of these SEC reports as well as other records and information. Based on that review, we believe that all reports were filed in a timely manner during fiscal 2016.
Equity Compensation Plan Information
The following table provides information about shares of Chemtura’s common stock that may be issued upon the exercise of options, warrants and rights under our equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by the Bankruptcy Court, including the LTIP	0.9 million	$17.35	4.0 million

Executive Stock Ownership Guidelines.
The Committee believes that stock ownership by management closely aligns the interests of management with those of our shareholders. Guidelines adopted by the Committee require executives and certain other key employees to meet specific ownership limits as a multiple of base salary. These guidelines were modified on May 6, 2015 to clarify the ownership requirements and make them equal across comparably titled positions. As modified, the guidelines are as follows:

Position	Equity Guideline
Chief Executive Officer	5x base salary
Executive Vice President	3x base salary
Senior Vice President	2x base salary
Vice President	1x base salary
Certain other members of senior management designated by the CEO	1x base salary

Under the guidelines, executives have five years from adoption (January 2012) or the date they are appointed to an office to achieve the applicable ownership requirement. If the applicable target changes because of a change in title or salary, the executive will have five years from the next January 1st to acquire any additional shares needed to meet the guidelines. Currently, all of our named executive officers have met the guideline amount.
Once achieved, ownership of the minimum requirement must be maintained for as long as the executive is subject to the guidelines, though a failure to maintain the requisite ownership due to fluctuations in the value of Chemtura stock will not by itself violate the guidelines. In calculating an executive’s equity ownership, stock, restricted stock, RSUs and other positions for which beneficial ownership (as defined under Section 16 of the 1934 Act) would be attributed will be included, but stock options and unvested/unearned performance shares will not count towards the minimum ownership requirement. The value of an executive’s position is based on a rolling 13- month average of market prices. The complete guidelines may be viewed on our web site at www.chemtura.com.
With limited exceptions, executives will generally be prohibited from selling shares, if they would not meet the ownership requirement after sale. This includes shares received on exercise of stock options or vesting of other equity awards. Permitted exceptions include sales to pay for the exercise price of stock options, to cover taxes associated with the equity awards, or (in extraordinary circumstances) with permission of the Committee.
Non-Employee Director Stock Ownership Guidelines
Under guidelines approved by the Compensation & Governance Committee, non-employee directors are subject to a stock ownership requirement of five times the base annual cash retainer for Board service. This guideline level, which was approved by the Committee on October 14, 2014, reflects an increase from the prior guideline level of four times the base annual cash retainer. Directors have five years from adoption of the guidelines (December 2011) or the date they join the Board to achieve the ownership requirement. Currently, all non-employee directors have met the guideline amount. If the annual cash retainer increases, directors will have five years from the time of the increase to acquire any additional shares needed to meet the guidelines.
Once achieved, ownership of the minimum requirement must be maintained for as long as the director is subject to the guidelines, though a failure to maintain the requisite ownership due to fluctuations in the value of Chemtura stock will not by itself violate the guidelines. In calculating a director’s ownership, restricted stock, deferred stock and positions for which beneficial ownership (as defined under Section 16 of the Securities Exchange Act of 1934, as amended, i.e. the “1934 Act”) would be attributed will be included, but stock options and unvested/unearned performance shares will not count towards the minimum ownership requirement. The value of a director’s position is based on a rolling 13-month average of market prices. With limited exceptions, directors will generally be prohibited from selling shares if they would not meet the ownership requirement after sale.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties
There were no related-person transactions in fiscal 2016.
Review, Approval or Ratification of Transactions with Related Parties
The Board has adopted a written policy regarding the review, approval or ratification of transactions involving certain persons that SEC regulations require to be disclosed in proxy statements or elsewhere, which are commonly referred to as related person transactions. A related person, as defined under our policy and applicable SEC regulations, includes our directors, executive officers, any nominee for director, a 5% beneficial owner of our common stock, and each of their immediate family members. Under the written policy, our Audit Committee is responsible for reviewing, approving or ratifying any related person transactions after considering all material facts and circumstances. Our Audit Committee will approve or ratify a transaction only if it determines that the transaction is on terms no less favorable in the aggregate than those generally available to an unaffiliated third party under similar circumstances.
Director Independence
The common stock of Chemtura is listed on the NYSE and Chemtura follows the independence rules of the NYSE with respect to its directors. The listing standards of the NYSE require companies listed on the NYSE to have a majority of independent directors.  The NYSE listing standards generally provide, among other things, that a director is independent if the board affirmatively determines that the director has no material relationship with the Company.  The persons who served as non-employee directors at any time during 2016 are:  Jeffrey D. Benjamin, Timothy J. Bernlohr, Anna C. Catalano, James W. Crownover, Robert A. Dover, Jonathan F. Foster and John K.Wulff. The Board has determined that each of these directors is independent under the NYSE listing standards.

ITEM 14. Principal Accountant Fees and Services
Independent Registered Public Accounting Firm Fees for 2016 and 2015
Our independent registered public accounting firm for the fiscal years ended December 31, 2016 and December 31, 2015 was KPMG LLP (“KPMG”). The aggregate fees billed by KPMG in fiscal 2016 and fiscal 2015 were as follows:

Description of Professional Services		Amount Billed
		2016 ($ million)	2015 ($ million)
Audit Fees	Audit fees consist of fees associated with the annual integrated audit of our consolidated financial statements and internal control over financial reporting included in our Form 10-K, the reviews of our quarterly consolidated financial statements included in our Forms 10-Q, statutory audits required in certain foreign jurisdictions and services that generally only its independent registered public accounting firm reasonably can provide, such as consents and assistance with and review of documents filed with the SEC.	2.5	2.5
Audit-Related Fees	Audit-related fees consist of assurance and related services that traditionally are performed by the independent accountant. In 2016 and 2015, audit-related fees included fees related to due diligence and carve-out audits related to divestitures. In 2015 these included fees associated with comfort letters.	0.3	0.2
Tax Fees	Tax fees consist of fees related to federal, state and local tax compliance, tax advice concerning acquisitions, divestitures and other transactions, preparation of various tax returns, as well as domestic and international tax planning. In 2015 these included fees associated with a U.S. tax credit study.	0.3	0.9
All Other Fees	In 2016 and 2015 there were no ‘other fees’ incurred.	—	—
Total Fees		3.1	3.6

The Audit Committee has considered whether KPMG’s provision of non-audit services is compatible with KPMG’s independence and determined that KPMG’s independence is not compromised by providing such services.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services
In accordance with the Audit Committee’s charter, all services provided by KPMG must be approved by the Audit Committee. The Audit Committee has adopted a policy to annually pre-approve audit and permissible non-audit services provided by KPMG. This was done in 2016 based upon the audit and permissible non-audit services anticipated to be required for the year. Additional unforeseen or unexpected audit or permissible non-audit services to be performed by KPMG must be approved by the Audit Committee. However, the Audit Committee has delegated to its chair (and to such other members of the Audit Committee as the chair may designate) authority to review and, if appropriate, approve in advance any request for KPMG to provide additional audit or permissible non-audit services up to $100,000. Any such approval of additional services will be presented to the full Audit Committee for informational purposes at its next regularly held meeting. All audit and permissible non-audit services performed by KPMG during fiscal years 2016 and 2015 were approved by the Audit Committee in accordance with the established policies.

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

(Incorporated by reference to Item 15(a) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”).)

2.
The following exhibits are either filed herewith or incorporated herein by reference to the respective reports and registration statements identified in the parenthetical clause following the description of the exhibit:

Exhibit No.
2.1
Amended and Restated Asset Purchase and Contribution Agreement, dated as of January 25, 2013 among Chemtura Corporation, SK Blue Holdings, Ltd, and Addivant USA Holdings Corp. (incorporated by reference to Exhibit 10.1 to the Registrant's January 28, 2013 Form 8-K). **

2.2
Stock Purchase Agreement, dated as of October 9, 2013, among KIK Custom Products Inc., KCP Corporate Holdings Inc., Chemtura Corporation, Chemtura Holdings GmbH, Great Lakes Chemical Corporation and Great Lakes Chemical (Netherlands) B.V. (incorporated by reference to Exhibit 2.1 to the Registrant’s October 10, 2013 Form 8-K). **

2.3
Stock and Asset Purchase Agreement, dated as of April 16, 2014, between Chemtura Corporation and Platform Specialty Products Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s April 17, 2014 Form 8-K). **

2.4
Modified Purchase Agreement, dated February 18, 2016, by and among Chemtura Corporation, Evercore Trust Company, N.A. and Voya Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 2.1 to the Registrant's April 28, 2016 Form 10-Q).

2.5
Agreement and Plan of Merger, dated September 25, 2016, by and among Chemtura Corporation, Lanxess Deutschland GmbH and LANXESS Additives Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's September 26, 2016 Form 8-K). **

3.1	Amended and Restated Certificate of Incorporation of Chemtura Corporation (incorporated by reference to Exhibit 3.1 the Registration November 9, 2010 Form 8-A).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Chemtura Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's May 13, 2013 Form 8-K).
3.3	Amended and Restated Bylaws of Chemtura Corporation (incorporated by reference to Exhibit 3.2 to the Registrant's May 13, 2013 Form 8-K).
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

Exhibit No.	Description
10.22	2015 Management Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's 2015 Form 10-K).+
10.23	2016 Management Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s 2016 Form 10-K).+
10.24	Chemtura Corporation 2010 Long-Term Incentive Plan, as amended through March 19, 2015 (incorporated by reference to Exhibit 10.11 to the Registrant's 2015 Form 10-K).+
10.25	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s November 12, 2010 8-K).+
10.26	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.2 to the Registrant’s November 12, 2010 8-K).+
10.27	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.14 to the Registrant's 2015 Form 10-K).+
10.28
Chemtura Corporation 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Chemtura's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 21, 2012). +

10.29	Chemtura Corporation Clawback Policy (incorporated by reference to Exhibit 99.1 to the Registrant's December 13, 2012 Form 8-K).+
10.30	Letter Agreement between Simon Medley and Chemtura Corporation, dated December 27, 2016 (incorporated by reference to Exhibit 10.30 to the Registrant’s 2016 Form 10-K). +
10.31	Master Agreement, dated as of October 26, 2011, Relating to Multi-Country Receivables Purchase Facilities (incorporated by reference to Exhibit 10.1 to the Registrant’s October 27, 2011 Form 8-K).
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s 2016 Form 10-K).
23	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23 to the Registrant’s 2016 Form 10-K).
24
Form of Power of Attorney from directors and executive officers of the Registrant authorizing signature of this report (incorporated by reference to Exhibit 24 to the Registrant's 2016 Form 10-K) (Original on file at principal executive offices of Registrant).

31.1	Certification of Periodic Financial Reports by the Registrant's Chief Executive Officer (Section 302) (incorporated by reference to Exhibit 31.1 to the Registrant’s 2016 Form 10-K).
31.1 (a)	Certification of Periodic Financial Reports by the Registrant's Chief Executive Officer (Section 302) *
31.2	Certification of Periodic Financial Reports by the Registrant's Chief Financial Officer (Section 302) (incorporated by reference to Exhibit 31.2 to the Registrant’s 2016 Form 10-K).
31.2 (a)	Certification of Periodic Financial Reports by the Registrant's Chief Financial Officer (Section 302) *
32.1	Certification of Periodic Financial Reports by the Registrant's Chief Executive Officer (Section 906) (incorporated by reference to Exhibit 32.1 to the Registrant’s 2016 Form 10-K).
32.2	Certification of Periodic Financial Reports by the Registrant's Chief Financial Officer (Section 906) (incorporated by reference to Exhibit 32.2 to the Registrant’s 2016 Form 10-K).
101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Registrant’s 2016 Form 10-K).
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Registrant’s 2016 Form 10-K).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Registrant’s 2016 Form 10-K).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Registrant’s 2016 Form 10-K).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Registrant’s 2016 Form 10-K).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Registrant’s 2016 Form 10-K).

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

CHEMTURA CORPORATION
(Registrant)

Date: April 5, 2017	By:	/s/ Stephen C. Forsyth
Stephen C. Forsyth
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name		Title
Craig A. Rogerson *		Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Stephen C. Forsyth	By:	/s/ Stephen C. Forsyth
Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

Laurence M. Orton	By:	/s/ Laurence M. Orton
Senior Vice President and Corporate Controller (Principal Accounting Officer)

Jeffrey D. Benjamin*		Director

Timothy J. Bernlohr*		Lead Director

Anna C. Catalano*		Director

James W. Crownover*		Director

Robert A. Dover*		Director

Jonathan F. Foster*		Director

John K. Wulff*		Director

Date: April 5, 2017	* By:	/s/ Stephen C. Forsyth
Stephen C. Forsyth
as attorney-in-fact